Form 10-K
period 2017-10-28
ANALOG DEVICES INC
filed 2017-11-22
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2017
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
None
Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑   NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐   NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $21,972,000,000 based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on April 30, 2017. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of October 28, 2017, there were 368,635,788 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 14, 2018	III

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
Company Overview
Analog Devices, Inc. (we, Analog Devices or the Company) is a leading global high-performance analog technology company. Our products and technologies intelligently bridge the physical and digital domains through sensing, measuring, powering, connecting and interpreting.  We design, manufacture and market a broad portfolio of solutions that leverage high-performance analog, mixed-signal and digital signal processing technology, including integrated circuits (ICs), algorithms, software, and subsystems. Since our inception in 1965, we have focused on solving our customers’ toughest signal processing engineering challenges and playing a fundamental role in converting, conditioning, and processing real-world phenomena such as temperature, pressure, sound, light, speed, and motion into electrical signals to be used in a wide array of electronic devices. We combine sensors, data converters, amplifiers and linear products, radio frequency (RF) ICs, power management products, and signal processing products into technology platforms that meet specific customer and market needs, leveraging our engineering investment across a broad base of markets and customers. As new generations of applications evolve, such as autonomous vehicles and the Internet of Things, new needs for Analog Devices’ high-performance analog signal processing and digital signal processing (DSP) products and technologies are emerging.
We focus on key strategic markets where our signal processing technology is often a critical differentiator in our customers’ products; in particular, the industrial, automotive, consumer and communications markets. Used by more than 125,000 customers worldwide, our products are embedded inside many different types of electronic equipment including:

• Industrial process control systems	• Medical imaging equipment
• Factory process automation systems	• Patient vital signs monitoring devices
• Instrumentation and measurement systems	• Wireless infrastructure equipment
• Energy management systems	• Networking equipment
• Aerospace and defense electronics	• Optical systems
• Automobiles	• Portable consumer devices
We were incorporated in Massachusetts in 1965. Our headquarters are near Boston, in Norwood, Massachusetts. In addition, we have manufacturing facilities in the United States, Ireland, and Southeast Asia.  We have more than 50 design, development, field application engineering, sales, and manufacturing centers worldwide. Our common stock is listed on The Nasdaq Global Select Market under the symbol ADI and is included in the Standard & Poor’s 500 Index.

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
Available Information
We maintain a website with the address www.analog.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including exhibits), and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). We also make available on our website our by-laws, corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our equity award granting policies, our code of business conduct and ethics which applies to our directors, officers and employees, and our related person transaction policy, and such information is available in print and free of charge to any shareholder of Analog Devices who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC or Nasdaq.

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
Principal Products
We design, manufacture and market a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies. Our ICs are designed to address a wide range of real-world signal processing applications. We sell our ICs to tens of thousands of customers worldwide, many of whom use products spanning our core technologies in a wide range of applications. Our IC product portfolio includes both general-purpose products used by a broad range of customers and applications, as well as application-specific products designed for specific clusters of customers in key target markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing more customized ICs, our standard products often provide a cost-effective solution for many low to medium volume applications. We also focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies, which leverage our data conversion, amplification, RF and microwave, microelectromechanical systems (MEMS), power management and DSP capabilities, and devise a solution to more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology platform for our general-purpose products, we can create application-specific solutions quickly.
We produce and market a broad range of ICs and operate in one reportable segment based on the aggregation of eight operating segments. The ICs sold by each of our operating segments are manufactured using similar semiconductor manufacturing processes and raw materials in either our own production facilities or by third-party wafer fabricators using proprietary processes.  Our ICs are sold to customers globally through a direct sales force, third-party distributors, independent sales representatives and via our website. Our technology offerings are aligned with the predominant markets served in order to facilitate decision making throughout our organization. Our ten highest revenue products, in the aggregate, accounted for approximately 14% of our revenue for our fiscal year ended October 28, 2017 (fiscal 2017).
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

Power Management & Reference — Power management and reference products, which include functions such as power conversion, driver monitoring, sequencing and energy management, are developed to complement analog signal chain components across core market segments and provide efficient solutions for power management and conversion applications in the automotive, communications, industrial and high-end consumer markets. Our high performance power ICs include powerful densities and software design simulation tools to provide fast and accurate power supply designs.
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
Markets and Applications
The breakdown of our fiscal 2017 revenue by end market is set out in the table below.

Percent of
Fiscal 2017
End Market	Revenue
Industrial	46%
Automotive	15%
Consumer	21%
Communications	18%
The following describes some of the characteristics of, and customer products within, our major end markets:
Industrial — Our industrial market includes the following sectors:
Industrial and Instrumentation — Our industrial automation applications generally require ICs that offer performance greater than that available from commodity-level ICs but generally do not have production volumes that warrant custom ICs. There is a trend towards development of products focused on particular sub-applications, which incorporate combinations of analog, mixed-signal, and DSP ICs to achieve the necessary functionality. Our instrumentation customers differentiate themselves by using the highest performance analog and mixed-signal ICs available. Our industrial and instrumentation market includes applications such as:

• Process control systems	• Oscilloscopes
• Connected motion and robotics	• Lab, chemical, and environmental analyzers
• Environmental control systems	• Weigh scales

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
Healthcare — The healthcare market is calling for increased access to better and more affordable care. To help achieve this, we are collaborating with customers and partners on innovative solutions that are designed to achieve better outcomes for patients and physicians at reduced costs for all.
Our offerings include both standard and application-specific products and are used in applications such as:

• Ultrasound systems	• Anesthesia equipment
• X-Ray equipment (CT and DR)	• Lab diagnostic equipment
• Image guided therapy	• Surgical tools and instruments
• Multi-parameter vital signs monitors	• Blood analyzers
• Disease management, e.g. hypertension and diabetes	• Point-of-care diagnostics
Automotive — We develop differentiated high performance signal processing solutions that enable sophisticated automotive systems to be greener, safer and smarter. Through collaboration with manufacturers worldwide, we have achieved significant market share through a broad portfolio of analog, digital and sensor ICs that increase fuel efficiency, enhance vehicle safety and improve the in-cabin audio/video experience. Specifically, we have developed products used in applications such as:

Greener		Safer		Smarter
•	Hybrid electric / electric vehicles	•	Crash sensors in airbag systems	•	Car audio, voice processing and connectivity
•	Battery monitoring and management systems	•	Electronic stability systems	•	Video processing and connectivity
		•	Radar advanced driver assistance systems	•	Car telematics
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

Communications — The development of broadband, wireless and internet infrastructures around the world has created an important market for our communications products. Communications technology involves the processing of signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, creates demand for our products, which are used in the full spectrum of signal processing for internet protocol, video streaming, voice communication and machine-type communications. In wireless and broadband communication applications, our products are incorporated into:

• Cellular basestation equipment	• Optical networking equipment for data center and service providers
• Microwave backhaul systems	• Satellite and terrestrial broadband access equipment
See Note 4, Industry, Segment and Geographic Information, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information about our products by end market.
Research and Development
Our markets are characterized by rapid technological changes and advances. Accordingly, we make substantial investments in the design and development of new products and manufacturing processes, and the improvement of existing products and manufacturing processes. We spent approximately $969 million during fiscal 2017 on the design, development and improvement of new and existing products and manufacturing processes, compared to approximately $654 million during the fiscal year ended October 29, 2016 (fiscal 2016) and approximately $637 million during the fiscal year ended October 31, 2015 (fiscal 2015).
Our research and development strategy focuses on building technical leadership in core technology platforms, which include converters, amplifiers, RF and microwave, power management, MEMS, and DSP. In support of our research and development activities, we employ thousands of engineers involved in product and manufacturing process development throughout the world.
Patents and Other Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of October 28, 2017, we held approximately 3,255 U.S. patents and approximately 801 non-provisional pending U.S. patent applications with expiration dates ranging from 2017 through 2037. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.
Sales Channels
We sell our products globally through a direct sales force, third-party distributors, independent sales representatives and via our website. We have direct sales offices, sales representatives and/or distributors in over 50 countries outside North America.
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

We derived approximately 53% of our fiscal 2017 revenue from sales made through distributors. These distributors typically maintain an inventory of our products. Some of them also sell products that compete with our products, including those for which we are an alternate source. We defer revenue and the related cost of sales on shipments to U.S. distributors and certain international distributors until the distributors resell the products to their customers. . We make sales to distributors under agreements that allow certain distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, certain distributors are allowed to return unsold products if we terminate the relationship with the distributor. Additional information relating to our sales to distributors is set forth in Note 2n, Revenue Recognition, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Segment Financial Information and Geographic Information
We operate and track our results in one reportable segment based on the aggregation of eight operating segments.
Through subsidiaries and affiliates, we conduct business in numerous countries outside the United States. During fiscal 2017, we derived approximately 61% of our revenue from customers in international markets. Our international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other laws, policies and regulations of foreign governments. Although we engage in hedging transactions to reduce our exposure to currency exchange rate fluctuations, our competitive position may be adversely affected by changes in the exchange rate of the United States dollar against other currencies.
Revenue by geographic region, based on the primary location of our customers' design activity for our products, for fiscal 2017 was as follow:

Percent of
Fiscal 2017
Geographic Area	Revenue
United States	39%
Rest of North/South America	2%
Europe	24%
Japan	10%
China	16%
Rest of Asia	9%
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
Customers
We have over 125,000 customers worldwide. The Company's largest single end customer, Apple Inc., represented approximately 14%, 12% and 13% of total revenue in fiscal years 2017, 2016 and 2015, respectively. Our customers use hundreds of different types of our products in a wide range of applications spanning the industrial, automotive, consumer and communication markets. Our 20 largest customers accounted for approximately 35% of our fiscal 2017 revenue.
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

We utilize, develop and employ a wide variety of manufacturing processes, primarily based on bipolar and complementary metal-oxide semiconductor (CMOS) transistors, which are specifically tailored for use in fabricating high-performance analog, DSP and mixed-signal ICs. Devices such as MEMS, iCoupler®isolators and various sensors, are fabricated using specialized processes, which typically use substantially similar equipment as bipolar and CMOS processes.
Our IC products are fabricated on proprietary processes at our internal production facilities in Wilmington, Massachusetts, Milpitas, California, Camas, Washington and Limerick, Ireland and also on a mix of proprietary and non-proprietary processes at third-party wafer fabricators. We currently source approximately 45% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company (TSMC), typically where deep-submicron lithography capabilities and/or large manufacturing capacity is required.
We operate an assembly and wafer sort facility in Malaysia, and test facilities in the Philippines and Singapore. We also make extensive use of third-party subcontractors for the assembly and testing of our products.
Capital spending was approximately $204 million in fiscal 2017, compared with approximately $127 million in fiscal 2016 and $154 million in fiscal 2015. We expect capital expenditures for the fiscal year ending November 3, 2018 (fiscal 2018) to be in the range of $230 million to $270 million.
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
Backlog
Backlog at the end of fiscal 2017 was approximately $1.2 billion, up from approximately $700 million at the end of fiscal 2016. We define backlog as of a particular date to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be canceled or deliveries to be delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of our future revenue.
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
Government Contracts
Less than 5% of our fiscal 2017 revenue was attributable to sales to the U.S. government and U.S. government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm, fixed-price subcontracts. Most of these contracts and subcontracts contain standard provisions relating to termination at the election of the U.S. government.
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

On March 10, 2017, we completed the acquisition of Linear. The total consideration paid to acquire Linear was approximately $15.8 billion, consisting of $11.1 billion in cash financed through existing cash on hand, net proceeds from bridge and term loan facilities and proceeds received from the issuance of senior unsecured notes, $4.6 billion from the issuance of our common stock and $0.1 billion of consideration related to the replacement of outstanding equity awards held by Linear employees.
Additional information relating to our acquisition activities during fiscal 2017, fiscal 2016 and fiscal 2015 is set forth in Note 6, Acquisitions, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. There were no divestitures during any of the fiscal years presented.
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
We compete with a number of semiconductor companies in markets that are highly competitive. Our competitors include but are not limited to:

• Robert Bosch GmbH	• Microchip Technology, Inc.
• Broadcom Limited	• NXP Semiconductors
• Infineon Technologies	• Texas Instruments, Inc.
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
Our EHS management systems are certified to ISO 14001 for environmental, and conform to OHSAS 18001 for occupational health and safety. We are a member of the Electronic Industry Citizenship Coalition (EICC). Our Sustainability Report, first published in 2009, states our commitment to reducing Greenhouse gas (GHG) emissions, conserving resources by consuming less energy and water, complying with our code of business conduct and ethics, and applying fair labor standards, among other things. We are not including the information contained in our Sustainability Report in, or incorporating it by reference into this Annual Report on Form 10-K.
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
Employees
As of October 28, 2017, we employed approximately 15,300 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled engineers involved in the design, development, support and manufacture of new and existing products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

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
We completed the acquisition of Linear, which we refer to as the Acquisition, on March 10, 2017. The success of the Acquisition, including the achievement of anticipated benefits and cost savings of the Acquisition, is subject to a number of uncertainties and will depend, in part, on our ability to successfully combine and integrate Linear's business into our business in an efficient and effective manner. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully integrate Linear's business into our own in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the Acquisition, which could result in the anticipated benefits of the Acquisition not being realized partly or wholly in the time frame currently anticipated or at all;

•
lost sales and customers as a result of certain customers of either or both of the two companies deciding not to do business with the combined company, or deciding to decrease their amount of business in order to reduce their reliance on a single company;

•	loss of key management and technical personnel, particularly our experienced engineers;

•	integrating personnel, IT systems and corporate, finance and administrative infrastructures of the two companies while maintaining focus on providing consistent, high quality products and services;

•	coordinating and integrating our internal operations, compensation programs, policies and procedures, and corporate structures;

•	potential unknown liabilities and unforeseen or increased costs and expenses;

•	the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process;

•	incurring significant Acquisition-related costs and expenses associated with combining our operations;

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by integrating the companies’ operations; and

•	servicing the substantial debt that we have incurred in connection with the Acquisition.

Any of these factors could result in the combined company failing to realize the anticipated benefits of the Acquisition, on the expected timeline or at all, and could adversely impact our business operations, financial condition and results of operations.
Disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.
Continuing uncertainty regarding the stability of global credit and financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Significant disruption to global credit and financial markets may also adversely affect our ability to access external financing sources on acceptable terms. Financial difficulties experienced by our customers could result in nonpayment or payment delays for previously purchased products, thereby increasing our credit risk exposure. Uncertainty regarding the future stability of the global credit and financial markets could cause the value of the currency in the affected markets to deteriorate, thus reducing the purchasing power of those customers. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays, increased accounts receivable defaults and inventory challenges. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may materially fluctuate.
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the markets in which we sell our products;

•	changes in customer demand for our products and/or for end products that incorporate our products;

•	the timing, delay, reduction or cancellation of significant customer orders and our ability to manage inventory;

•	fluctuations in customer order patterns and seasonality;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	changes in geographic, product or customer mix;

•	changes in our effective tax rates or new or revised tax legislation in the United States, Ireland or worldwide;

•	the timing of new product announcements or introductions by us, our customers or our competitors and the market acceptance of such products;

•	pricing decisions and competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	a decline in infrastructure spending by foreign governments, including China;

•	a decline in the U.S. Government defense budget, changes in spending or budgetary priorities, a prolonged U.S. Government shutdown or delays in contract awards;

•	any significant decline in our backlog;

•	our ability to recruit, hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	our ability to generate new design opportunities and win competitive bid selection processes;

•	the increasing costs of providing employee benefits, including health insurance, retirement plan and pension plan contributions and retirement benefits;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs or product warranty and/or indemnity claims, including those not covered by our suppliers or insurers;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide government, environmental and social responsibility regulations;

•	new accounting pronouncements or changes in existing accounting standards and practices; and

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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for fiscal 2017 was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; repatriation of non-U.S. earnings; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia and a partial tax holiday in Singapore through August 2019. The ability to extend such tax holidays beyond their date of expiration cannot be assured; if we fail to meet certain conditions to the tax holidays, we may lose the benefit of the tax holdings and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
Our future success significantly depends on our continued ability to execute our business strategy, continue to improve our existing products and design, develop, produce and market innovative new products. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our ability to generate new design opportunities and win competitive bid selection processes. Failure to obtain or maintain a particular design win may prevent us from obtaining or maintaining design wins in subsequent generations of a particular product and could also weaken our position in future competitive selection processes. Our growth is also dependent on our ability to identify and penetrate new markets where we have limited experience and competition is intense. Some of our customers in new markets are less established, which could subject us to increased credit risk. There can be no assurance that the markets we serve and/or target based on our business strategy will grow in the future, that our existing and new products will meet the requirements of these markets, that our products, or the products in which our products are used, will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets. Additionally, developing markets, such as the Internet of Things (IoT) and autonomous driving, require significant investments, resources and technological advancements in order to compete effectively and there can be no assurance that we will achieve success in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations.
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
We rely, and plan to continue to rely, on third-party suppliers, assembly and test subcontractors, freight carriers and wafer fabricators (collectively, suppliers) to supply most of our products that can be manufactured using industry-standard processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately 45% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third-party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
A prolonged disruption of our internal manufacturing operations could have a material adverse effect on our business, financial condition and results of operations.
In addition to leveraging an outsourcing model for manufacturing operations, we also rely on our internal manufacturing operations located in the United States, Ireland, the Philippines, Singapore and Malaysia. A prolonged disruption at, or inability to utilize, one or more of our manufacturing facilities, loss of raw materials or damage to our manufacturing equipment for any reason, including due to natural or man-made disasters or other events outside of our control, such as widespread outbreaks of illness or the failure to maintain our labor force at one or more of these facilities, may disrupt our operations, delay production, shipments and revenue and result in us being unable to timely satisfy customer demand. As a result, we could forgo revenue opportunities, potentially lose market share and damage our customer relationships, all of which could materially and adversely affect our business, financial condition and results of operations.
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
Such measures might not be sufficient to enable us to service our debt, which could negatively impact our financial results. In addition, we may not be able to obtain any such financing, refinancing or complete a sale of assets on economically favorable terms. In the case of financing or refinancing, favorable interest rates will be dependent on the health of the debt capital markets.
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
The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. The demand for our products is subject to the strength of our four major end markets of Industrial, Communications, Automotive and Consumer. If we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect, or declines, or if we overbuild inventory in a period of decreased demand, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results. Conversely, during periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, locate suitable third-party suppliers, or respond effectively to changes in demand for our existing products or to demand for new products requested by our customers, and our current or future business could be materially and adversely affected.
Our semiconductor products are complex and we may be subject to product warranty and indemnity claims, which could result in significant costs and damage to our reputation and adversely affect customer relationships, the market acceptance of our products and our operating results.
Semiconductor products are highly complex and may contain defects when they are first introduced or as new versions are developed. Failures in our products and services or in the products of customers could result in damage to our reputation for reliability and increase our legal or financial exposure to third parties. Certain of our products and services could also contain security vulnerabilities, defects, bugs and errors, which could also result in significant data losses, security breaches and theft of intellectual property. We generally warrant our products to our customers for one year from the date title passes from us. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs and expenses associated with product recalls, which may adversely impact our operating results. We may also be subject to customer indemnity claims. Our customers have on occasion been sued, and may be sued in the future, by third parties alleging infringement of intellectual property rights, or damages resulting from use of our products. Those customers may seek indemnification from us under the terms and conditions of our sales contracts with them. In certain cases, our potential indemnification liability may be significant. If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation may be damaged, which could make it more difficult for us to sell our products to customers and could also adversely affect our operating results.
The fabrication of integrated circuits is highly complex and precise, and our manufacturing processes utilize a substantial amount of technology. Minute impurities, contaminants in the manufacturing environment, difficulties in the fabrication process, defects in the masks used in the wafer manufacturing process, manufacturing equipment failures, wafer breakage or other factors can cause a substantial percentage of wafers to be rejected or numerous dice on each wafer to be nonfunctional. While we have significant expertise in semiconductor manufacturing, it is possible that some processes could become unstable.

This instability could result in manufacturing delays and product shortages, which could have a material adverse effect on our operating results.
We are occasionally involved in litigation, including claims regarding intellectual property rights, which could be costly to litigate and could require us to redesign products or pay significant royalties.
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
There can be no assurance that the claims allowed in our issued patents will be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not provide us with adequate protection. We may not be able to obtain foreign patents or pending applications corresponding to our U.S. patents and applications. Even if patents are granted, enforcement may not be available or achieved under the circumstances. If our patents and mask works do not adequately protect our technology, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents.
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
If we are unable to recruit or retain our key personnel, our ability to execute our business strategy will be adversely affected.
Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our executive officers and key management and technical personnel, particularly our experienced engineers. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. The inability to attract and retain key employees with critical technical skills to achieve our strategy could also have a material adverse effect on our business. In addition, there could be a material adverse effect on our business should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract and retain qualified personnel. We do not maintain any key person life insurance policy on any of our officers or employees.
To remain competitive, we may need to invest in or acquire other companies, purchase or license technology from third parties, or enter into other strategic transactions in order to introduce new products or enhance our existing products.
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, diversify our product portfolio, expand our market coverage, increase our engineering workforce, expand our technical skill sets or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to invest in, purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions, investments and technology licenses are difficult to identify and complete for a number of reasons, including the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties related to integration efforts. In addition, investments in private companies are subject to a risk of a partial or total loss of our investment. Both in the U.S. and abroad, governmental regulation of acquisitions, including antitrust reviews and approvals, has become more complex, increasing the costs and risks of undertaking and consummating significant acquisitions. In order to finance a potential transaction, we may need to raise additional funds by issuing securities or borrowing money. We may not be able to obtain financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common shareholders.
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
At October 28, 2017, our principal source of liquidity was $1.0 billion of cash and cash equivalents and short-term investments, of which approximately $379.2 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, this cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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
Our industry is subject to EHS requirements, particularly those environmental requirements that control and restrict the sourcing, use, transportation, emission, discharge, storage and disposal of certain chemicals, and materials used or produced in the semiconductor manufacturing process. Public attention to environmental, sustainability and social responsibility concerns continues to increase, and our customers routinely include stringent environmental and other standards in their contracts with us. Changes in EHS laws or regulations may require us to invest in costly equipment or make manufacturing process changes and may adversely affect the sourcing, supply and pricing of materials used in our products. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by potential or actual releases of such materials. Any failure to control such materials adequately or to comply with existing or future EHS statutory or regulatory standards, requirements or contractual obligations could result in any of the following, each of which could have a material adverse effect on our business and operating results:

•	liability for damages and remediation;

•	the imposition of regulatory penalties and civil and criminal fines;

•	the suspension or termination of the development, manufacture, sale or use of certain of our products;

•	changes to our manufacturing processes or a need to substitute materials that may cost more or be less available;

•	damage to our reputation; and/or

•	increased expenses associated with compliance.
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
Our current revolving credit facility, term loans and outstanding debt instruments impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our Company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates and changes in technology, government regulations and the level of competition. In addition, our revolving credit facility requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our revolving credit facility, the indentures governing our outstanding senior unsecured notes, the term loans or any future debt instruments to which we may become subject and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable or we may be restricted from further borrowing under our revolving credit facility.
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
Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties		Approximate
Owned:	Use	Total Sq. Ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	873,000 sq. ft.

Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	594,000 sq. ft.

Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	491,000 sq. ft.
Milpitas, CA	Wafer fabrication, test and assembly; warehouse and distribution; engineering, sales, marketing and administrative offices	430,000 sq. ft.
Singapore (a)	Wafer test and packaging, warehouse and distribution, engineering, sales and administrative offices	360,000 sq. ft.
Malaysia (b)	Assembly and engineering offices, employee parking	350,000 sq. ft.
Chelmsford, MA	Final assembly of certain module and subsystem-level products, testing, engineering and administrative offices	174,000 sq. ft.
Camas, WA	Wafer fabrication	105,000 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	99,000 sq. ft.
San Jose, CA	Engineering, administrative offices	77,000 sq. ft.
(a) Leases on the land used for this facility expire in 2021 through 2022 with an option to extend the lease for an additional 30 years
(b) Leases on the land used for this facility expire in 2054 through 2057

Principal			Lease
Properties		Approximate	Termination
Leased:	Use	Total Sq. Ft.	(fiscal year)	Renewals

Norwood, MA	Corporate headquarters, engineering, sales and marketing offices	130,000 sq. ft.	2022	2, five-yr. periods
Bangalore, India	Engineering	75,000 sq. ft.	2018	1, five-yr. period
Greensboro, NC	Engineering and administrative offices	51,000 sq. ft.	2018	2, three-yr. periods
Shanghai, China	Engineering and sales offices	59,000 sq. ft.	2018	2, two-yr. periods
Beijing, China	Engineering and sales offices	58,000 sq. ft.	2021	1, three-yr. period
In addition to the principal properties listed in the above table, we also own or lease a number of other facilities in various locations in the United States and internationally that are used for manufacturing, engineering, sales and marketing and administration activities. Leases for these leased facilities expire at various dates through the year 2030. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases, see Note 11, Lease Commitments, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth (i) the name, age and position of each of our executive officers as of November 22, 2017 and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of our executive officers.

Executive Officer	Age	Position(s)	Business Experience
Vincent Roche	57	President and Chief Executive Officer
President and Chief Executive Officer since May 2013; President since November 2012; Vice President, Strategic Segments Group and Global Sales from October 2009 to November 2012; Vice President, Worldwide Sales from March 2001 to October 2009; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; and Product Marketing Manager from 1988 to 1995.

Prashanth Mahendra-Rajah	47	Senior Vice President, Finance and Chief Financial Officer
Senior Vice President, Finance and Chief Financial Officer since September 2017; Chief Financial Officer of WABCO Holdings Inc., a supplier of commercial vehicle technologies, from June 2014 to September 2017; Corporate Vice President and Segment CFO of the Silicon Systems Group of Applied Materials Inc., a provider of manufacturing equipment, services and software to the global semiconductor industry, from April 2012 to June 2014.

Martin Cotter	52	Senior Vice President, Worldwide Sales and Digital Marketing
Senior Vice President, Worldwide Sales and Digital Marketing since September 2016; Vice President Internet of Things (IoT), Healthcare, and Consumer Business Units, from November 2015 to September 2016; Vice President, Healthcare and Consumer Business Groups from November 2014 to November 2015; and VP, Communications Infrastructure Business Unit from October 2012 to November 2014.

Joseph (John) Hassett	59	Senior Vice President, Global Operations and Technology
Senior Vice President, Global Operations and Technology since May 2015; Vice President Assembly and Test Worldwide Manufacturing from 1994 to May 2015; and Director Assembly Operations Worldwide Manufacturing from 1990 to 1994.

Gregory Henderson	49	Senior Vice President, Automotive, Communications and Aerospace and Defense
Senior Vice President, Automotive, Communications and Aerospace and Defense since June 2017; Vice President, RF and Microwave Business Unit from July 2014 to June 2017; Vice President of the RF and Microwave Business Unit of Hittite Microwave Corporation, a maker of chips and related components, from October 2013 to July 2014; and Director Product Management of Harris Corporation, a defense contractor and technology provider of communications, electronic, and space and intelligence systems, from 2011 to October 2013.

Yusuf Jamal	40	Senior Vice President, Industrial, Healthcare, Consumer, and IoT Solutions and Security
Senior Vice President, Industrial, Healthcare, Consumer, and IoT Solutions and Security since June 2017; Vice President, Healthcare and Consumer Business Unit from September 2016 to June 2017; General Manager, Consumer Business Unit from September 2014 to September 2016; Product Marketing Director, User eXperience Technologies from October 2012 to September 2014; and Business Director Portable Segment from May 2008 to October 2012.

Executive Officer	Age	Position(s)	Business Experience
Jean Philibert	56	Senior Vice President, Human Resources
Senior Vice President, Human Resources since January 2016; Senior Vice President and Chief People Officer for Kixeye, a developer of online strategy and combat games, from December 2014 to December 2015; and Vice President of Human Resources, Data Protection and Availability Division at EMC Corporation, a provider of data storage and data management hardware and software, from January 2011 to November 2014.

Steve Pietkiewicz	58	Senior Vice President, Power Products
Senior Vice President, Power Products since June 2017; Vice President and General Manager of S Power Products from March 2017 to June 2017; Vice President and General Manager of S Power Products at Linear Technology Corporation, a manufacturer of high performance linear integrated circuits, from July 2007 to March 2017; General Manager, S Power Products at Linear Technology Corporation from April 2005 to July 2007; and Design Manager at Linear Technology Corporation from April 1995 to April 2005.

Peter Real	57	Senior Vice President and Chief Technology Officer
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

Margaret K. Seif	56	Chief Legal Officer, Secretary and Senior Vice President of Communications and Brand
Chief Legal Officer, Secretary and Senior Vice President of Communications and Brand since January 2016; Senior Vice President, General Counsel and Secretary from November 2014 to January 2016; Vice President, General Counsel and Secretary from January 2006 to November 2014; Senior Vice President, General Counsel and Secretary of RSA Security Inc., a provider of computer and network security, from January 2000 to November 2005; and Vice President, General Counsel and Secretary of RSA Security Inc. from June 1998 to January 2000.

Eileen Wynne	51	Vice President and Chief Accounting Officer
Vice President and Chief Accounting Officer since April 2015; Interim Chief Financial Officer from March 2017 to September 2017; Vice President, Corporate Controller and Chief Accounting Officer from May 2013 to April 2015; Corporate Controller from April 2011 to May 2013; and Assistant Corporate Controller from February 2004 to April 2011.

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
High and Low Sales Prices of Common Stock

	Fiscal 2017		Fiscal 2016
Period	High	Low	High	Low
First Quarter	$76.94	$62.50	$62.40	$47.24
Second Quarter	$84.24	$74.60	$59.87	$48.17
Third Quarter	$90.49	$74.65	$66.91	$52.17
Fourth Quarter	$91.38	$76.41	$65.49	$59.01
Dividends Declared Per Outstanding Share of Common Stock
In fiscal 2017 and fiscal 2016, we paid a cash dividend in each quarter as follows:

Period	Fiscal 2017	Fiscal 2016
First Quarter	$0.42	$0.40
Second Quarter	$0.45	$0.42
Third Quarter	$0.45	$0.42
Fourth Quarter	$0.45	$0.42
During the first quarter of fiscal 2018, on November 20, 2017, our Board of Directors declared a cash dividend of $0.45 per outstanding share of common stock. The dividend will be paid on December 12, 2017 to all shareholders of record at the close of business on December 1, 2017. The payment of future dividends, if any, will be based on several factors including our financial performance, outlook and liquidity.
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities

On March 10, 2017, we completed the acquisition of Linear Technology Corporation, an independent manufacturer of high performance analog integrated circuits, which we refer to as the Acquisition. In connection with the Acquisition, we have temporarily suspended our share repurchase program. The table below summarizes the activity related to stock repurchases for the three months ended October 28, 2017.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 30, 2017 through August 26, 2017	22,342	$79.51	—	$792,501,619
August 27, 2017 through September 23, 2017	10,538	$84.92	—	$792,501,619
September 24, 2017 through October 28, 2017	89,295	$88.77	—	$792,501,619
Total	122,175	$86.75	—	$792,501,619
_______________________________________

(a)
Consists of 122,175 shares withheld by us from employees to satisfy employee minimum tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.

(b)
The average price paid for shares in connection with vesting of restricted stock units/awards are averages of the closing stock price at the vesting date which is used to calculate the number of shares to be withheld.

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

The number of holders of record of our common stock at November 17, 2017 was 2,261. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 27, 2017, the last reported sales price of our common stock on The Nasdaq Global Select Market was $91.21 per share.
Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since November 3, 2012 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on November 3, 2012 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

ITEM 6. SELECTED FINANCIAL DATA
The following table includes selected financial data for each of our last five fiscal years and includes the results of operations from the acquisition of Linear from March 10, 2017 and the acquisition of Hittite Microwave Corporation from July 22, 2014. See Note 6, Acquisitions, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information on the Linear acquisition.

(thousands, except per share amounts)	2017	2016	2015	2014	2013
Statement of Operations data:
Total revenue from continuing operations	$5,107,503	$3,421,409	$3,435,092	$2,864,773	$2,633,689
Net income	727,259	861,664	696,878	629,320	673,487
Net income per common share
Basic	2.09	2.79	2.23	2.01	2.19
Diluted	2.07	2.76	2.20	1.98	2.14
Cash dividends declared per common share	1.77	1.66	1.57	1.45	1.32
Balance Sheet data:
Total assets (1)	$21,141,294	$7,970,278	$7,058,777	$6,855,331	$6,376,433
Debt (1)	$7,851,084	$1,732,177	$869,935	$868,430	$866,924
_________________
(1) Amounts have been restated as a result of the Company's election to change its method of accounting for debt issuance costs in accordance with Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest Simplifying the Presentation of Debt Issuance Costs, during the first quarter of fiscal 2016 retrospectively for all prior periods. As a result of the adoption of this ASU, the debt issuance costs related to the Company's outstanding notes have been reclassified as a deduction to the face amount of the notes and are no longer shown as deferred assets within Other Assets on the Consolidated Balance Sheet.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
Results of Operations
Overview

	Fiscal Year			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Revenue	$5,107,503	$3,421,409	$3,435,092	$1,686,094	49%	$(13,683)	—%
Gross Margin %	59.9%	65.1%	65.8%
Net income	$727,259	$861,664	$696,878	$(134,405)	(16)%	$164,786	24%
Net income as a % of Revenue	14.2%	25.2%	20.3%
Diluted EPS	$2.07	$2.76	$2.20	$(0.69)	(25)%	$0.56	25%
Acquisition of Linear Technology Corporation
On March 10, 2017 (Acquisition Date), we completed the acquisition of Linear Technology Corporation (Linear), a designer, manufacturer and marketer of high performance analog integrated circuits. The total consideration paid to acquire Linear was approximately $15.8 billion, consisting of $11.1 billion in cash financed through existing cash on hand, net proceeds from bridge and term loan facilities and proceeds received from the issuance of senior unsecured notes, $4.6 billion from the issuance of our common stock and $0.1 billion of consideration related to the replacement of outstanding equity awards held by Linear employees. The acquisition of Linear is referred to as the Acquisition. The consolidated financial statements included in this Annual Report on Form 10-K include the financial results of Linear prospectively from the Acquisition Date. See Note 6, Acquisitions and Note 16, Debt, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information.
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

	2017			2016		2015
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue
Industrial	$2,361,549	46%	58%	$1,497,070	44%	$1,495,887	44%
Automotive	782,961	15%	45%	541,774	16%	526,493	15%
Consumer	1,047,606	21%	52%	687,697	20%	727,585	21%
Communications	915,387	18%	32%	694,868	20%	685,127	20%
Total Revenue	$5,107,503	100%	49%	$3,421,409	100%	$3,435,092	100%
The industrial end market included $489.7 million of revenue as a result of the Acquisition in the fiscal year ended October 28, 2017 (fiscal 2017). Industrial end market revenue increased year-over-year, primarily as a result of the Acquisition and a broad-based increase in demand for our products in this end market.  The automotive end market included $199.8 million of revenue as a result of the Acquisition in fiscal 2017. Automotive end market revenue increased year-over-year, primarily as a result of the Acquisition and a broad-based increase in demand for our products. The consumer end market included $36.2 million of revenue as a result of the Acquisition in fiscal 2017. Consumer end market revenue increased year-over-year, primarily as a result of an increased demand for products used in portable consumer applications and as a result of the Acquisition. The communications end market included $187.6 million of revenue as a result of the Acquisition in fiscal 2017. Communications end market revenue increased year-over-year primarily as a result of the Acquisition.

Automotive end market revenue increased year-over-year in the fiscal year ended October 29, 2016 (fiscal 2016) primarily as a result of increased demand for our powertrain, advanced driver assistance systems, and infotainment products. The year-over-year decrease in the consumer end market in fiscal 2016 was primarily the result of lower demand for products sold into portable consumer applications.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary end customer location for fiscal 2017, fiscal 2016 and the fiscal year ended October 31, 2015 (fiscal 2015) was as follows:

				Change
	Fiscal Year			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
United States	$1,999,041	$1,299,629	$1,325,279	$699,412	54%	$(25,650)	(2)%
Rest of North and South America	103,077	95,957	97,189	7,120	7%	(1,232)	(1)%
Europe	1,211,435	924,849	939,230	286,586	31%	(14,381)	(2)%
Japan	506,114	291,649	319,569	214,465	74%	(27,920)	(9)%
China	842,532	575,690	511,365	266,842	46%	64,325	13%
Rest of Asia	445,304	233,635	242,460	211,669	91%	(8,825)	(4)%
Total Revenue	$5,107,503	$3,421,409	$3,435,092	$1,686,094	49%	$(13,683)	—%
In fiscal 2017, fiscal 2016 and fiscal 2015, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
On a regional basis, the United States and Rest of North and South America included $201.4 million and $6.4 million, respectively, of revenue as a result of the Acquisition in fiscal 2017. The increase in the United States year-over-year in fiscal 2017 was primarily a result of an increase in demand of our products sold into the consumer and industrial end markets and as a result of the Acquisition. Europe and Japan included $211.2 million and $123.7 million of revenue, respectively, as a result of the Acquisition in fiscal 2017.The sales increase in Europe and Japan year-over-year in fiscal 2017 was primarily a result of the Acquisition and an increase in demand of our products sold into the industrial end market. China included $213.6 million of revenue as a result of the Acquisition in fiscal 2017. The sales increase in China year-over-year in fiscal 2017 was primarily a result of the Acquisition and an increase in demand of our products sold into the industrial and automotive end markets. The Rest of Asia included $156.9 million of revenue as a result of the Acquisition in fiscal 2017. The sales increase in the Rest of Asia year-over year in 2017 was primarily a result of the Acquisition and an increase in demand of our products sold into the industrial and communications end markets.
On a regional basis, the sales increase in China in fiscal 2016 as compared to fiscal 2015 was primarily the result of an increase in demand in the industrial, communications and automotive end markets. The sales decrease in Japan in fiscal 2016 as compared to fiscal 2015 was primarily a result of a decrease in demand for our products in the industrial end market. The sales decrease in the United States in fiscal 2016 as compared to fiscal 2015 was primarily the result of a decrease in demand in the consumer end markets.
Gross Margin

				Change
	Fiscal Year			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Gross Margin	$3,061,596	$2,227,173	$2,259,262	$834,423	37%	$(32,089)	(1)%
Gross Margin %	59.9%	65.1%	65.8%
Gross margin percentage in fiscal 2017 decreased by 520 basis points compared to fiscal 2016, primarily as a result of recording additional cost related to Acquisition accounting adjustments, including $358.7 million related to the sale of acquired inventory written up to fair value, $83.0 million related to amortization of acquired developed technology intangible assets, and $22.9 million of depreciation related to the write up of fixed assets to fair value. The increases in cost of sales as a result of

Acquisition accounting adjustments were partially offset by favorable factory variances as a result of increased utilization at our manufacturing facilities.
Gross margin percentage in fiscal 2016 decreased by 70 basis points compared to fiscal 2015, primarily as a result of lower utilization rates in our manufacturing facilities, partially offset by a mix shift in favor of higher margin products being sold.
Research and Development (R&D)

				Change
	Fiscal Year			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
R&D Expenses	$968,602	$653,816	$637,459	$314,786	48%	$16,357	3%
R&D Expenses as a % of Revenue	19.0%	19.1%	18.6%
R&D expenses increased in fiscal 2017 as compared to fiscal 2016. Approximately $205.2 million of the overall increase was a result of the Acquisition. The remainder of the increase was primarily the result of an increase in variable compensation expense linked to our overall profitability and revenue growth and an increase in R&D employee and related benefit expenses and to a lesser extent an increase in operational spending.
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
Selling, Marketing, General and Administrative (SMG&A)

				Change
	Fiscal Year			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
SMG&A Expenses	$691,046	$461,438	$478,972	$229,608	50%	$(17,534)	(4)%
SMG&A Expenses as a % of Revenue	13.5%	13.5%	13.9%
SMG&A expenses increased in fiscal 2017 as compared to fiscal 2016 primarily as a result of the Acquisition and Acquisition-related costs. Approximately $119.8 million of the total increase was a result of the Acquisition. Acquisition-related costs, which includes legal, accounting and other related fees resulting from the Acquisition increased $56.9 million in fiscal 2017 as compared to fiscal 2016. The remainder of the increase in SMG&A expenses was a result of increases in variable compensation expense linked to our overall profitability and revenue growth and an increase in SMG&A employee and related benefit expenses.
SMG&A expenses decreased in fiscal 2016 as compared to fiscal 2015 primarily as a result of decreases in operational spending and variable compensation expense linked to our overall profitability and revenue growth, partially offset by an increase in SMG&A employee and related benefit expenses.

Amortization of Intangibles

				Change
	Fiscal Year			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Amortization expenses	$297,351	$70,123	$88,318	$227,228	324%	$(18,195)	(21)%
Amortization expenses as a % of revenue	5.8%	2.0%	2.6%
Amortization expenses increased in fiscal 2017 as compared to fiscal 2016 primarily as a result of the purchase of intangible assets as part of the Acquisition and to a lesser extent, other acquisitions in fiscal 2016 and fiscal 2017.
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
Early Retirement Offer Action
During the first quarter of fiscal 2017, we initiated an early retirement offer. This resulted in a special charge of approximately $41.3 million for severance, related benefits, and other costs in accordance with this program for 225 manufacturing, engineering and SMG&A employees. As of October 28, 2017, we still employed 26 of the 225 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is terminated in order to receive the severance benefits. We expect this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $28.4 million once fully implemented.
Reduction of Operating Costs Action
During the first quarter of fiscal 2017, we recorded special charges of approximately $8.1 million for severance and fringe benefit costs in accordance with our ongoing benefit plan or statutory requirements at foreign locations for 177 manufacturing, engineering and SMG&A employees. As of October 28, 2017, we still employed 10 of the 177 employees included in this cost reduction action. These employees must continue to be employed by us until their employment is terminated in order to receive the severance benefits. We expect this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $5.0 million once fully implemented.
During fiscal 2016, we recorded special charges of approximately $13.7 million for severance and fringe benefit costs in accordance with our ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of October 28, 2017, we still employed 23 of the 123 employees included in these cost reduction actions. These employees must continue to be employed by us until their employment is terminated in order to receive the severance benefit.
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

Operating Income

				Change
	Fiscal Year			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Operating income	$1,055,134	$1,028,112	$830,841	$27,022	3%	$197,271	24%
Operating income as a % of Revenue	20.7%	30.0%	24.2%
The increase in operating income in fiscal 2017 as compared to fiscal 2016 was primarily the result of a $834.4 million increase in gross margin, partially offset by a $314.8 million increase in R&D expenses, a $229.6 million increase in SMG&A expenses, a $227.2 million increase in amortization expenses and a $35.8 million increase in special charges as more fully described above under the headings Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A), Amortization of Intangibles and Special Charges.
The increase in operating income in fiscal 2016 as compared to fiscal 2015 was primarily the result of a $223.7 million decrease in other operating expense more fully described above under the heading Other Operating Expense, partially offset by a 70 basis point decrease in gross margin percentage.
Nonoperating (Income) Expense

				Change
	Fiscal Year			2017 over 2016	2016 over 2015
	2017	2016	2015	$ Change	$ Change
Interest expense	$250,840	$88,757	$27,030	$162,083	$61,727
Interest income	(30,333)	(21,221)	(8,625)	(9,112)	(12,596)
Other, net	6,142	3,655	2,322	2,487	1,333
Total nonoperating expense	$226,649	$71,191	$20,727	$155,458	$50,464
The increase in nonoperating expense in fiscal 2017 as compared to fiscal 2016 was primarily the result of an increase in interest expense as a result of the issuance of $1.3 billion of senior unsecured notes in the first quarter of fiscal 2016 and, $2.1 billion of senior unsecured notes in the first quarter of fiscal 2017, and as a result of fees paid and financing commitments entered into in connection with the Acquisition, including a 90-day Bridge Credit Agreement in the principal amount of $4.1 billion, a 3-year unsecured term loan in the principal amount of $2.5 billion and a 5-year unsecured term loan in the principal amount of $2.5 billion. See Note 16, Debt, of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on the debt issuances and commitments related to the Acquisition. The increase in nonoperating expense as a result of the increase in interest expense was partially offset by an increase in interest income due to higher interest rates earned on our investments, partially offset by lower cash balances in fiscal 2017 as compared to fiscal 2016.
The increase in nonoperating expense in fiscal 2016 as compared to fiscal 2015 was primarily the result of an increase in interest expense as a result of the issuance of senior unsecured notes in fiscal 2016, and as a result of fees related to financing commitments entered into in anticipation of the Acquisition. These increases were partially offset by a decrease in interest expense as a result of the redemption of the $375.0 million aggregate principal amount of 3.0% senior unsecured notes (the 2016 Notes) in fiscal 2016. See Note 16, Debt, of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information for further information on the issuance and redemption of these notes. The increase in nonoperating expense as a result of the increase in interest expense in fiscal 2016 as compared to fiscal 2015 was partially offset by an increase in interest income due to higher interest rates earned on our investments and the investment of higher cash balances in fiscal 2016 as compared to fiscal 2015.

Provision for Income Taxes

				Change
	Fiscal Year			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Provision for Income Taxes	$101,226	$95,257	$113,236	$5,969	6%	$(17,979)	(16)%
Effective Income Tax Rate	12.2%	10.0%	14.0%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective income tax rate can also be impacted each year by discrete factors or events.
The tax rate for fiscal 2017 is below the U.S. federal statutory tax rate of 35% primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income and a tax benefit of $50.5 million related to the reduction of reserves and related interest resulting from the U.S. Tax Court’s favorable ruling, offset by approximately $98.2 million of tax expense incurred during the year as part of the post-Acquisition integration. See Note 14, Income Taxes, of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on the U.S. Tax Court ruling. The tax rate for all other periods presented was below the U.S. federal statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. For example, the Company has a partial tax holiday in Singapore through August 2019 and a partial tax holiday through July 2025 in Malaysia. The impact on our provision for income taxes of income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a foreign effective tax rate of approximately 7.8% in fiscal 2017 compared to a foreign effective tax rate of approximately 6.1% in fiscal 2016. Additionally, our effective tax rate in fiscal 2017 also included a tax benefit of approximately $15.0 million for the release of a state tax credit valuation allowance as a result of the Acquisition. Our effective tax rate for the fiscal 2016 included a tax benefit of $7.5 million from the reinstatement of the U.S. federal research and development tax credit in December 2015 retroactive to January 1, 2015. Our effective tax rate for fiscal 2015 was reduced as a result of $13.0 million recorded from the reversal of certain prior period tax liabilities, a tax benefit of $7.0 million from the reinstatement of the U.S. federal research and development tax credit in December 2014 retroactive to January 1, 2014 and a tax benefit of $3.8 million as a result of an acquisition accounting adjustment. In addition, our effective tax rate for fiscal 2015 included $2.0 million of discrete tax expense items associated with the U.S. provision to return adjustments.
Non-U.S. jurisdictions accounted for approximately 77.3% of our total revenues in fiscal 2017, compared to approximately 77.7% of our total revenues for fiscal 2016 and 78.0% of our total revenues for fiscal 2015. This revenue generated outside of the U.S. results in a material portion of our pretax income being taxed outside the U.S., primarily in Bermuda and Ireland, at tax rates ranging from 0% to 35%. The impact on our effective tax rate related to income earned in foreign jurisdictions was reduced for fiscal 2017 as compared to fiscal 2016, as a result of increased depreciation, amortization and other expenses associated with Linear operations which are within foreign jurisdictions and subject to lower tax rates.  A change in the mix of revenue and income earned in the U.S. and outside of the U.S. will have a direct impact on the overall effective tax rate in any given period.
Net Income

				Change
	Fiscal Year			2017 over 2016		2016 over 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Net Income	$727,259	$861,664	$696,878	$(134,405)	(16)%	$164,786	24%
Net Income, as a % of Revenue	14.2%	25.2%	20.3%
Diluted EPS	$2.07	$2.76	$2.20	$(0.69)	(25)%	$0.56	25%
The decrease in net income in fiscal 2017 as compared to fiscal 2016 was primarily a result of a $155.5 million increase in nonoperating expense and a $6.0 million increase in provision for income taxes, partially offset by a $27.0 million increase in operating income.
The increase in net income in fiscal 2016 as compared to fiscal 2015 was primarily a result of a $197.3 million increase in operating income and a $18.0 million decrease in provision for income taxes, partially offset by a $50.5 million increase in nonoperating expense.

The impact of inflation and foreign currency exchange rate movement on our results of operations during the past three fiscal years has not been significant.

Liquidity and Capital Resources
At October 28, 2017, our principal source of liquidity was $1.0 billion of cash and cash equivalents and short-term investments, of which approximately $379.2 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, the majority of cash held outside the United States is not available to meet certain aspects of our cash requirements in the United States, including cash dividends, and principal and interest payments. If these funds are needed for U.S. operations or can no longer be indefinitely reinvested outside the United States, under current tax law we would be required to accrue and pay U.S. taxes to repatriate these funds and such amounts could be material. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk. In connection with the accounting for the Acquisition, we recorded approximately $1.6 billion of cash and marketable securities from Linear, which was remitted from foreign jurisdictions as part of our post-Acquisition integration. Also as part of the post-Acquisition integration, we remitted legacy cash held outside of the United States of approximately $3.6 billion. The remittances resulted in approximately $98.2 million in net tax expense recorded in fiscal 2017. We currently intend to use significant amounts of our remaining cash and cash equivalents held outside of the United States to finance obligations and current operations of our foreign businesses. On the Acquisition Date, we entered into a 90-day Bridge Credit Agreement that provided for unsecured loans in an aggregate principal amount of up to $4.1 billion and borrowed under a term loan agreement consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. In fiscal 2017, we repaid $550.0 million of principal on the 3-year unsecured term loan, repaid $400.0 million of principal on the 5-year unsecured term loan, and repaid all of the $4.1 billion of outstanding loans under the Bridge Credit Agreement. In addition, in fiscal 2016, we amended and restated our existing revolving credit facility to allow for the increase in the amount of commitments from $750.0 million to $1.0 billion at the closing of the Acquisition. See Note 15, Revolving Credit Facility and Note 16, Debt of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Fiscal Year
	2017	2016	2015
Net Cash Provided by Operating Activities	$1,112,592	$1,280,895	$907,798
Net Cash Provided by Operating Activities as a % of Revenue	21.8%	37.4%	26.4%
Net Cash Used for Investing Activities	$(6,618,014)	$(1,218,270)	$(17,125)
Net Cash Provided by (Used for) Financing Activities	$5,628,578	$(22,917)	$(571,603)
At October 28, 2017, cash and cash equivalents totaled $1,047.8 million. The following changes contributed to the net increase in cash and cash equivalents of $126.7 million in fiscal 2017.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
The decrease in cash provided by operating activities during fiscal 2017, as compared to fiscal 2016, was primarily due to higher tax payments as a result of the post-Acquisition integration, and other changes in working capital.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, maturities and sales of available-for-sale securities, as well as cash used for acquisitions.
The increase in cash used for investing activities during fiscal 2017 as compared to fiscal 2016, was primarily the result of cash payments made for the Acquisition, partially offset by a decrease in maturities of available for sale securities.

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
The increase in cash provided by financing activities during fiscal 2017, as compared to fiscal 2016, was primarily due to an increase in net debt proceeds of $9.9 billion received from the issuance of senior unsecured notes, financing commitments entered into in connection with the Acquisition, consisting of a 90-day Bridge Credit Agreement and a term loan agreement, and a decrease in stock repurchases of $323.5 million due to the temporary suspension of our share repurchase program in connection with the Acquisition. These decreases were partially offset by payments of $5.1 billion related to financing commitments entered into in connection with the Acquisition consisting of repayments of $550.0 million of principal on the 3-year unsecured term loan, repayments of $400.0 million of principal on the 5-year unsecured term loan, and repayment of the $4.1 billion of outstanding loans under the Bridge Credit Agreement.The decrease in cash used for financing activities during fiscal 2016 as compared to fiscal 2015 was primarily due to net proceeds of $1.2 billion received from the issuance of the 2025 Notes and 2045 Notes, partially offset by $378.2 million of payments for the redemption of our 2016 Notes, an increase in stock repurchases of $143.1 million, a decrease in proceeds from the sale of shares of common stock pursuant to employee equity incentive plans of $61.1 million, payments of $33.4 million related to derivative instruments, payments of $26.6 million in deferred financing fees related to the acquisition of Linear and an increase in dividend payments to shareholders of $22.1 million.
Working Capital

	Fiscal Year
	2017	2016	$ Change	% Change
Accounts Receivable, net	$688,953	$477,609	$211,344	44%
Days Sales Outstanding*	43	50
Inventory	$550,816	$376,555	$174,261	46%
Days Cost of Sales in Inventory*	104	121
* We use the average of the current year and prior year ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively. Cost of sales amounts used in the calculation of days cost of sales in inventory for fiscal 2017 include Acquisition accounting adjustments related to the sale of acquired inventory written up to fair value, amortization of developed technology intangible assets acquired and depreciation related to the write up of fixed assets to fair value.
The increase in accounts receivable in dollars was primarily the result of the Acquisition and to a lesser extent higher product shipments in the fourth quarter of fiscal 2017 as compared to the fourth quarter of fiscal 2016.
The increase in inventory in dollars was primarily the result of the Acquisition and our efforts to balance manufacturing production, demand and inventory levels.
Current liabilities increased to $1.6 billion at October 28, 2017 from $782.9 million recorded at the end of fiscal 2016. The increase was primarily due to an increase in the current portion of our debt, an increase in accrued liabilities as a result of the Acquisition, increases in accrued interest and accrued special charges, an increase in accounts payable resulting from higher production volumes and the Acquisition and an increase in deferred income on shipments made to distributors as more fully described below.
As of October 28, 2017 and October 29, 2016, we had gross deferred revenue of $589.5 million and $432.3 million, respectively, and gross deferred cost of sales of $115.5 million and $80.8 million, respectively. Deferred income on shipments to distributors increased in fiscal 2017 primarily as a result of the Acquisition and higher demand for products sold into the channel. Sales to certain distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to certain distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to certain distributors until such distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of October 28, 2017, we had $7.9 billion of carrying value outstanding on our long-term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2021 Notes, 2023 Notes, December 2023 Notes, 2025 Notes, 2026 Notes, 2036 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of October 28, 2017, we were compliant with these covenants. See Note 16, Debt, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.
$5.0 Billion Aggregate Principal Term Loans
On the Acquisition Date, we drew down on a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. In fiscal 2017, we repaid $550.0 million of principal on the 3-year unsecured term loan and repaid $400.0 million of principal on the 5-year unsecured term loan.
Revolving Credit Facility
We have a senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement) that expires on July 10, 2020. The Credit Agreement provides that we may borrow up to $1.0 billion. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 5.0 to 1.0. The debt covenant will be reduced over time to 3.0 to 1.0 starting in May 2018. As of October 28, 2017, we were compliant with these covenants. See Note 15, Revolving Credit Facility, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our revolving credit facility.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $6.2 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of October 28, 2017, we had repurchased a total of approximately 147.0 million shares of our common stock for approximately $5.4 billion under this program. As of October 28, 2017, an additional $792.5 million remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. In connection with the Acquisition, we have temporarily suspended our share repurchase program. While we do not plan to resume share repurchases in the near term, we expect to continue repurchasing our common stock over the long-term. We also from time to time repurchase shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units.
Capital Expenditures
Net additions to property, plant and equipment were $204.1 million in fiscal 2017 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for the fiscal year ending November 3, 2018 (fiscal 2018) to be in the range of $230.0 million to $270.0 million. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On November 20, 2017, our Board of Directors declared a cash dividend of $0.45 per outstanding share of common stock. The dividend will be paid on December 12, 2017 to all shareholders of record at the close of business on December 1, 2017 and is expected to total approximately $166 million. We currently expect quarterly dividends to continue at $0.45 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
Contractual Obligations
The table below summarizes our contractual obligations and the amounts we owe under these contracts in specified periods as of October 28, 2017:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Operating leases (a)	$142,913	$41,795	$41,142	$22,398	$37,578
Debt obligations (b)	7,900,000	300,000	1,937,500	2,212,500	3,450,000
Interest payments associated with debt obligations	1,956,164	232,202	437,494	327,212	959,256
Deferred compensation plan (c)	33,510	938	—	—	32,572
Pension funding (d)	4,978	4,978	—	—	—
Total	$10,037,565	$579,913	$2,416,136	$2,562,110	$4,479,406
_______________________________________

(a)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

(b)
On November 10, 2017 we pre-paid $300.0 million of principal on the 3-year unsecured term loan. This amount was not contractually due under the terms of the loan. As such this amount is classified as current debt as of October 28, 2017.

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

(d)
Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2018. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables, such as plan asset performance, interest rates and the rate of increase in compensation levels.

Certain of our acquisitions involve the potential payment of contingent consideration. The table above does not reflect any such obligations, which could be up to $8.5 million, as the timing and amounts are uncertain.

As of October 28, 2017, our total liabilities associated with uncertain tax positions was $49.6 million, which are included in “Other non-current liabilities” in our consolidated balance sheet contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our deferred taxes and tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these deferred taxes and uncertain tax positions. Therefore, we have not included these deferred taxes and uncertain tax positions in the above contractual obligations table.
The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information available as of October 28, 2017.
Off-balance Sheet Arrangements
As of October 28, 2017, we had no off-balance sheet financing arrangements.
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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States (U.S. GAAP). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is our first quarter of the fiscal year ending November 2, 2019 (fiscal 2019). Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have developed a project plan for the implementation of the guidance, including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We have reviewed our revenue streams and are nearing completion in assessing all potential impacts of the standard, including any impacts from recently issued amendments, and retrospectively adjusting financial information for prior fiscal years under the full retrospective transition method. We have also made progress on our impact assessment of the Acquisition.  While we are still in the process of completing our evaluation of the standard, we currently believe the most significant impact will be related to the timing of recognition of sales to certain distributors. As described in Note 2n, Revenue Recognition, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we currently defer revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, we will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. We are continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on our consolidated financial statements and related disclosures. We will adopt ASU 2014-09, using the full retrospective method, upon its effective date for us which is our first quarter of fiscal 2019.
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
Revenue Recognition
Revenue from product sales to customers is generally recognized when title passes, which is upon shipment in the U.S. and in certain foreign counties. Revenue from product sales to other foreign countries is recognized subsequent to product shipment. Title for these shipments to these other foreign countries ordinarily passes within a week of shipment. Accordingly, we defer the revenue recognized relating to these other foreign countries until title has passed. For multiple element arrangements, we allocate arrangement consideration among the elements based on the relative fair values of those elements as determined using vendor-specific objective evidence or third-party evidence. We use our best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
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
We defer revenue and the related cost of sales on shipments to U.S. distributors and certain international distributors until the distributors resell the products to their customers. As a result, our revenue fully reflects end customer purchases and is not impacted by distributor inventory levels. Sales to certain of these distributors are made under agreements that allow such distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of the value of our shipments to that distributor during the prior quarter. In addition, such distributors are allowed to return unsold products if the Company terminates the relationship with the distributor. Given the uncertainties associated with the levels of price-adjustment credits to be granted to certain distributors, the sales price to the distributor is not fixed or determinable until the distributor resells the products to their customers. Therefore, we defer revenue recognition from sales to certain distributors until such distributors have sold the products to their customers.
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
Goodwill
Goodwill is subject to annual impairment tests or more frequently if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter (on or about August 1) or more frequently if we believe indicators of impairment exist. For our latest annual impairment assessment that occurred as of July 30, 2017, we identified our reporting units to be our eight operating segments. The goodwill impairment test requires an entity to compare the fair value of a reporting unit with its carrying amount. If fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We determine the fair value of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, we reconcile the aggregate fair values of our reporting units determined, as described above, to its current market capitalization, allowing for a reasonable control premium.
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
In fiscal 2017, we borrowed $2.5 billion of 3-year term loans, $2.5 billion of 5-year term loans and a $4.1 billion bridge loan as part of the financing for the Acquisition. During fiscal 2017, we repaid $550.0 million of principal on the 3-year unsecured term loan, repaid $400.0 million of principal on the 5-year unsecured term loan and repaid all of the $4.1 billion of the bridge loan. The term loans accrue interest at a floating rate, equal to the LIBOR rate corresponding with the tenor of the borrowing period plus the applicable spread (112.5 basis points for the bridge loan and 3-year term loan and 125 basis points for the 5-year term loan).  Based on the $4.1 billion of floating rate debt outstanding as of October 28, 2017, our annual interest expense would change by approximately $23.7 million for each 100 basis point increase in interest rates.
Based on our marketable securities and short-term investments outstanding as of October 28, 2017 and October 29, 2016, our annual interest income would change by approximately $10.5 million and $41 million, respectively, for each 100 basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of October 28, 2017 and October 29, 2016, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.1 million and $7 million decline, respectively, in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.
As of October 28, 2017, we had $3.9 billion in principal amount of senior unsecured notes outstanding, with a fair value of $4.0 billion. The fair value of our notes is subject to interest rate risk, market risk, and other factors. Generally, the fair value of our notes will increase as interest rates fall and decrease as interest rates rise. The fair values of our notes as of October 28, 2017 and October 29, 2016, assuming a hypothetical 100 basis point increase in market interest rates, are as follows:

	October 28, 2017			October 29, 2016
(thousands)	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points	Principal Amount Outstanding	Fair Value as of October 29, 2016	Fair Value given an increase in interest rates of 100 basis points
2021 Notes, due December 2021	$400,000	399,530	384,374	$—	$—	$—
2023 Notes, due June 2023	$500,000	498,582	473,727	$500,000	$501,307	$472,387
2023 Notes, due December 2023	$550,000	554,411	524,718	$—	$—	$—
2025 Notes, due December 2025	$850,000	884,861	825,700	$850,000	$901,523	$835,162
2026 Notes, due December 2026	$900,000	902,769	835,891	$—	$—	$—
2036 Notes, due December 2036	$250,000	259,442	228,671	$—	$—	$—
2045 Notes, due December 2045	$400,000	460,588	396,506	$400,000	$425,109	$367,134
Foreign Currency Exposure
As more fully described in Note 2i, Derivative and Hedging Agreements, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at October 28, 2017 and October 29, 2016, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would result in approximately $10.1 million of losses and $8.0 million of losses, respectively, in changes in earnings or cash flows.
The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of October 28, 2017, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of October 28, 2017 and October 29, 2016:

	October 28, 2017	October 29, 2016
Fair value of forward exchange contracts liability	$(1,527)	$(5,231)
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$18,557	$11,744
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(20,415)	$(23,277)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. as of October 28, 2017 and October 29, 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 28, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Analog Devices, Inc. at October 28, 2017 and October 29, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 28, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Analog Devices, Inc.’s internal control over financial reporting as of October 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 22, 2017

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended October 28, 2017, October 29, 2016 and October 31, 2015

(thousands, except per share amounts)	2017	2016	2015
Revenue
Revenue	$5,107,503	$3,421,409	$3,435,092
Costs and Expenses
Cost of sales(1)	2,045,907	1,194,236	1,175,830
Gross margin	3,061,596	2,227,173	2,259,262
Operating expenses:
Research and development(1)	968,602	653,816	637,459
Selling, marketing, general and administrative(1)	691,046	461,438	478,972
Amortization of intangibles	297,351	70,123	88,318
Special charges	49,463	13,684	—
Other operating expense	—	—	223,672
	2,006,462	1,199,061	1,428,421
Operating income	1,055,134	1,028,112	830,841
Nonoperating (income) expenses:
Interest expense	250,840	88,757	27,030
Interest income	(30,333)	(21,221)	(8,625)
Other, net	6,142	3,655	2,322
	226,649	71,191	20,727
Earnings
Income before income taxes	828,485	956,921	810,114
Provision for income taxes	101,226	95,257	113,236
Net Income	$727,259	$861,664	$696,878

Shares used to compute earnings per common share — Basic	346,371	308,736	312,660
Shares used to compute earnings per common share — Diluted	350,484	312,308	316,872

Basic earnings per common share	$2.09	$2.79	$2.23
Diluted earnings per common share	$2.07	$2.76	$2.20
Dividends declared and paid per share	$1.77	$1.66	$1.57
(1) Includes stock-based compensation expense as follows:
Cost of sales	$12,569	$7,808	$8,983
Research and development	$51,258	$27,039	$26,617
Selling, marketing, general and administrative	$40,361	$28,574	$33,319

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended October 28, 2017, October 29, 2016 and October 31, 2015

(thousands)	2017	2016	2015
Net Income	$727,259	$861,664	$696,878
Foreign currency translation adjustment (net of taxes of $1,556 in 2017, $1,175 in 2016 and $1,479 in 2015)	1,572	(6,006)	(12,925)
Change in unrecognized gains/losses on marketable securities:
Change in fair value of available-for-sale securities (net of taxes of $35 in 2017, $56 in 2016 and $55 in 2015)	(517)	847	(540)
Total change in unrealized gains/losses on marketable securities, net of tax	(517)	847	(540)
Change in unrecognized gains/losses on derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of taxes of $920 in 2017, $903 in 2016 and $10,889 in 2015)	3,806	(4,629)	(28,798)
Adjustment for realized gain/loss reclassified into earnings (net of taxes of $1,326 in 2017, $1,050 in 2016 and $1,064 in 2015)	4,199	3,437	10,447
Total change in derivative instruments designated as cash flow hedges, net of tax	8,005	(1,192)	(18,351)
Changes in accumulated other comprehensive loss — pension plans:
Change in transition asset (net of taxes of $0 in 2017, $3 in 2016 and $0 in 2015)	14	17	19
Change in actuarial loss/gain (net of taxes of $355 in 2017, $3,297 in 2016 and $23,500 in 2015)	3,513	(16,730)	153,953
Change in prior service cost/income (net of taxes of $61 in 2017, $47 in 2016 and $640 in 2015)	(132)	101	(4,481)
Total change in accumulated other comprehensive (loss) income — pension plans, net of tax	3,395	(16,612)	149,491
Other comprehensive income (loss)	12,455	(22,963)	117,675
Comprehensive income	$739,714	$838,701	$814,553

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
October 28, 2017 and October 29, 2016

(thousands, except per share amounts)	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$1,047,838	$921,132
Short-term investments	—	3,134,661
Accounts receivable less allowances of $7,213 ($5,117 in 2016)	688,953	477,609
Inventories(1)	550,816	376,555
Prepaid income tax	3,522	6,405
Prepaid expenses and other current assets	60,209	58,501
Total current assets	2,351,338	4,974,863
Property, Plant and Equipment, at Cost
Land and buildings	794,456	564,329
Machinery and equipment	2,368,215	1,994,115
Office equipment	66,493	58,785
Leasehold improvements	75,263	59,649
	3,304,427	2,676,878
Less accumulated depreciation and amortization	2,197,123	2,040,762
Net property, plant and equipment	1,107,304	636,116
Other Assets
Deferred compensation plan investments	32,572	26,152
Other investments	24,838	21,937
Goodwill	12,217,455	1,679,116
Intangible assets, net	5,319,425	549,368
Deferred tax assets	32,322	36,005
Other assets	56,040	46,721
Total other assets	17,682,652	2,359,299
	$21,141,294	$7,970,278
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$236,629	$171,439
Deferred income on shipments to distributors, net	473,972	351,538
Income taxes payable	86,905	4,100
Debt, current	300,000	—
Accrued liabilities	498,826	255,857
Total current liabilities	1,596,332	782,934
Non-current Liabilities
Long-term debt	7,551,084	1,732,177
Deferred income taxes	1,674,683	109,931
Deferred compensation plan liability	32,572	26,152
Other non-current liabilities	125,083	153,466
Total non-current liabilities	9,383,422	2,021,726
Commitments and contingencies (Note 12)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 368,635,788 shares outstanding (308,170,560 on October 29, 2016)	61,441	51,363
Capital in excess of par value	5,250,519	402,270
Retained earnings	4,910,939	4,785,799
Accumulated other comprehensive loss	(61,359)	(73,814)
Total shareholders’ equity	10,161,540	5,165,618
	$21,141,294	$7,970,278
_______________________________________

(1)	Includes $5,373 and $2,486 related to stock-based compensation at October 28, 2017 and October 29, 2016, respectively.
See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended October 28, 2017, October 29, 2016 and October 31, 2015

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, NOVEMBER 1, 2014	311,205	$51,869	$643,058	$4,231,496	$(168,526)
Activity in Fiscal 2015
Net Income — 2015				696,878
Dividends declared and paid				(491,059)
Issuance of stock under stock plans and other	4,927	822	121,809
Tax benefit — equity based awards			26,971
Stock-based compensation expense			68,919
Other comprehensive loss					117,675
Common stock repurchased	(4,071)	(680)	(226,273)
BALANCE, OCTOBER 31, 2015	312,061	52,011	634,484	4,437,315	(50,851)
Activity in Fiscal 2016
Net Income — 2016				861,664
Dividends declared and paid				(513,180)
Issuance of stock under stock plans and other	2,721	454	61,042
Tax benefit — equity based awards			12,282
Stock-based compensation expense			63,421
Other comprehensive income					(22,963)
Common stock repurchased	(6,611)	(1,102)	(368,959)
BALANCE, OCTOBER 29, 2016	308,171	51,363	402,270	4,785,799	(73,814)
Activity in Fiscal 2017
Net Income — 2017				727,259
Dividends declared and paid				(602,119)
Issuance of stock under stock plans and other	5,153	859	132,439
Issuance of stock in connection with Acquisition	55,884	9,314	4,584,341
Tax benefit — equity based awards			40,189
Stock-based compensation expense			104,188
Replacement share-based awards issued in connection with acquisition			33,530
Other comprehensive loss					12,455
Common stock repurchased	(572)	(95)	(46,438)
BALANCE, OCTOBER 28, 2017	368,636	$61,441	$5,250,519	$4,910,939	$(61,359)

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 28, 2017, October 29, 2016 and October 31, 2015

(thousands)	2017	2016	2015
Operations
Cash flows from operating activities:
Net income	$727,259	$861,664	$696,878
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	194,666	134,540	130,147
Amortization of intangibles	389,393	75,250	92,093
Cost of goods sold for inventory acquired	358,718	—	—
Stock-based compensation expense	104,188	63,421	68,919
Loss on extinguishment of debt	—	3,290	—
Other non-cash activity	(10,865)	24,570	6,974
Excess tax benefit — equity based awards	(41,773)	(10,453)	(25,045)
Deferred income taxes	(825,869)	8,124	(52,214)
Change in operating assets and liabilities:
Accounts receivable	(65,669)	(9,392)	(71,198)
Inventories	(47,354)	38,221	(35,557)
Prepaid expenses and other current assets	(1,875)	(5,618)	2,861
Deferred compensation plan investments	(7,358)	(2,399)	(2,643)
Prepaid income tax	2,679	(4,315)	4,546
Accounts payable, deferred income and accrued liabilities	192,249	85,502	56,614
Deferred compensation plan liability	7,358	2,399	2,643
Income taxes payable	119,618	9,950	25,060
Other liabilities	17,227	6,141	7,720
Total adjustments	385,333	419,231	210,920
Net cash provided by operating activities	1,112,592	1,280,895	907,798
Investing Activities
Cash flows from investing:
Purchases of short-term available-for-sale investments	(705,485)	(7,697,260)	(6,083,999)
Maturities of short-term available-for-sale investments	3,362,792	6,375,361	4,984,980
Sales of short-term available-for-sale investments	577,187	332,716	1,251,194
Additions to property, plant and equipment, net	(204,098)	(127,397)	(153,960)
Payments for acquisitions, net of cash acquired	(9,632,568)	(83,170)	(7,065)
Change in other assets	(15,842)	(18,520)	(8,275)
Net cash used for investing activities	(6,618,014)	(1,218,270)	(17,125)
Financing Activities
Cash flows from financing activities:
Proceeds from debt	11,156,164	1,235,331	—
Debt repayments	(5,050,000)	—	—
Early termination of debt	—	(378,156)	—
Proceeds from (payments of) derivative instruments	3,904	(33,430)	—
Payments of deferred financing fees	(5,625)	(26,583)	—
Dividend payments to shareholders	(602,119)	(513,180)	(491,059)
Repurchase of common stock	(46,533)	(370,061)	(226,953)
Proceeds from employee stock plans	133,302	61,496	122,631
Contingent consideration payment	(1,764)	(1,409)	(1,767)
Change in other financing activities	(524)	(7,378)	500
Excess tax benefit — equity based awards	41,773	10,453	25,045
Net cash provided by (used for) financing activities	5,628,578	(22,917)	(571,603)
Effect of exchange rate changes on cash	3,550	(2,929)	(3,950)
Net increase in cash and cash equivalents	126,706	36,779	315,120
Cash and cash equivalents at beginning of year	921,132	884,353	569,233
Cash and cash equivalents at end of year	$1,047,838	$921,132	$884,353
See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 28, 2017, October 29, 2016 and October 31, 2015
(all tabular amounts in thousands except per share amounts)

1.	Description of Business
Analog Devices, Inc. (Analog Devices or the Company) is a leading global high-performance analog technology company. The Company's products and technologies intelligently bridge the physical and digital domains through sensing, measuring, powering, connecting and interpreting.  The Company designs, manufactures and markets a broad portfolio of solutions that leverage high-performance analog, mixed-signal and digital signal processing technology, including integrated circuits (ICs), algorithms, software, and subsystems. Since the Company's inception in 1965, it has focused on solving its customers’ toughest signal processing engineering challenges and playing a fundamental role in converting, conditioning, and processing real-world phenomena such as temperature, pressure, sound, light, speed, and motion into electrical signals to be used in a wide array of electronic devices. The Company combines sensors, data converters, amplifiers and linear products, radio frequency (RF) ICs, power management products, and signal processing products, into technology platforms that meet specific customer and market needs, leveraging its engineering investment across a broad base of markets and customers. As new generations of applications evolve, such as autonomous vehicles and the Internet of Things, new needs for Analog Devices’ high-performance analog signal processing and digital signal processing (DSP) products and technology are emerging.

2. Summary of Significant Accounting Policies
a.Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the presentation for the fiscal year ended October 28, 2017 (fiscal 2017). Such reclassified amounts are immaterial.
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2017, the fiscal year ended October 29, 2016 (fiscal 2016) and the fiscal year ended October 31, 2015 (fiscal 2015) were 52-week periods.
On March 10, 2017 (Acquisition Date), the Company completed the acquisition of Linear Technology Corporation (Linear), a designer, manufacturer and marketer of high performance analog integrated circuits. The total consideration paid to acquire Linear was approximately $15.8 billion, consisting of $11.1 billion in cash financed through existing cash on hand, net proceeds from bridge and term loan facilities and proceeds received from the issuance of senior unsecured notes, $4.6 billion from the issuance of the Company's common stock and $0.1 billion of consideration related to the replacement of outstanding equity awards held by Linear employees. The acquisition of Linear is referred to as the Acquisition. The consolidated financial statements included in this Annual Report on Form 10-K include the financial results of Linear prospectively from the Acquisition Date.
See Note 6, Acquisitions, of these notes to Consolidated Financial Statements for further discussion related to the Acquisition.

b.	Cash, Cash Equivalents and Short-term Investments
Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of ninety days or less at the time of acquisition. Cash, cash equivalents and short-term investments consist primarily of government and institutional money market funds, corporate obligations such as commercial paper and floating rate notes, bonds and bank time deposits.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred compensation plan investments are classified as trading. See Note 7, Deferred Compensation Plan Investments, of these Notes to Consolidated Financial Statements for additional information on these investments. There were no cash equivalents or short-term investments classified as trading at October 28, 2017 or October 29, 2016.
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
Gross unrealized gains and losses on available-for-sale securities classified as short-term investments at October 28, 2017 and October 29, 2016 were as follows:

	2017	2016
Unrealized gains on securities classified as short-term investments	$2	$846
Unrealized losses on securities classified as short-term investments	(2)	(294)
Net unrealized gain on securities classified as short-term investments	$—	$552
As of October 28, 2017, the Company held 18 investment securities, 8 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $143.9 million. As of October 29, 2016, the Company held 100 investment securities, 25 of which were in an unrealized loss position with gross unrealized losses of $0.3 million and an aggregate fair value of $729.6 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at October 28, 2017 and October 29, 2016.
The components of the Company’s cash and cash equivalents and short-term investments as of October 28, 2017 and October 29, 2016 were as follows:

	2017	2016
Cash and cash equivalents:
Cash	$226,160	$67,877
Available-for-sale	751,678	693,255
Held-to-maturity	70,000	160,000
Total cash and cash equivalents	$1,047,838	$921,132
Short-term investments:
Available-for-sale	$—	$3,110,011
Held-to-maturity (less than one year to maturity)	—	24,650
Total short-term investments	$—	$3,134,661
See Note 2j, Fair Value, of these Notes to Consolidated Financial Statements for additional information on the Company’s cash equivalents and short-term investments.

c.	Supplemental Cash Flow Statement Information

	2017	2016	2015
Cash paid during the fiscal year for:
Income taxes	$868,492	$77,918	$142,931
Interest	$183,117	$41,701	$25,625

d.	Inventories
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimating obsolete or excess inventory requires the Company to estimate the future demand for its products. If actual demand is less than the Company’s estimates, impairment charges, which are recorded to cost of sales, may need to be recorded in future periods. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market.
Inventories at October 28, 2017 and October 29, 2016 were as follows:

	2017	2016
Raw materials	$35,436	$20,263
Work in process	376,476	232,196
Finished goods	138,904	124,096
Total inventories	$550,816	$376,555

e.	Property, Plant and Equipment
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

Buildings	Up to 30 years
Machinery & equipment	3-10 years
Office equipment	3-10 years
Depreciation expense for property, plant and equipment was $194.7 million, $134.5 million and $130.1 million in fiscal 2017, 2016 and 2015, respectively.
The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is depreciated over the revised useful life. The Company has not recorded any material impairment charges related to our property, plant and equipment in fiscal 2017, fiscal 2016 or fiscal 2015.

f.	Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level which we have determined is consistent with our operating segments, on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. The goodwill impairment test requires an entity to compare the fair value of a reporting unit with its carrying amount. The Company determines the fair value of its reporting units using a weighting of the income and market approaches. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to estimate their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, the Company reconciles the aggregate estimated fair values of its reporting units determined to its current market capitalization, allowing for a reasonable control premium. If the carrying amount of a reporting unit, calculated using the above approaches, exceeds the reporting unit’s fair value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, the Company considers income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  There was

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no impairment of goodwill in any of the fiscal years presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of the fiscal year ending November 3, 2018 (fiscal 2018) unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during fiscal 2017 and fiscal 2016:

	2017	2016
Balance at beginning of year	$1,679,116	$1,636,526
Acquisition of Linear (Note 6)	10,532,272	—
Goodwill adjustment related to other acquisitions (1)	4,198	44,046
Foreign currency translation adjustment	1,869	(1,456)
Balance at end of year	$12,217,455	$1,679,116
(1) Represents goodwill related to other acquisitions that were not material to the Company on either an individual or aggregate basis.
Intangible Assets
The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying value to the estimated future undiscounted cash flows the assets are expected to generate over their remaining estimated useful lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their estimated fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.
Indefinite-lived intangible assets are tested for impairment on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. The impairment test involves a qualitative assessment on the indefinite-lived intangible assets to determine whether it is more likely-than not that the indefinite-lived intangible asset is impaired. If it is determined that the fair value of the indefinite-lived intangible asset is less than the carrying value, the Company would recognize into earnings the amount by which the carrying value of the assets exceeds the estimated fair value. No impairment of intangible assets resulted from the impairment tests in any of the fiscal years presented.
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
As of October 28, 2017 and October 29, 2016, the Company’s intangible assets consisted of the following:

	October 28, 2017		October 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$4,683,461	$449,369	$649,159	$158,979
Technology-based	1,097,025	101,920	38,731	9,958
Trade-name	72,800	6,906	600	60
Backlog	200	200	200	—
IPR&D	24,334	—	29,675	—
Total (1) (2)	$5,877,820	$558,395	$718,365	$168,997
________
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation.
(2) Increases in intangible assets primarily relate to the Acquisition and other acquisitions. See Note 6, Acquisitions, of these Notes to Consolidated Financial Statements for further information.
Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.
Amortization expense related to finite-lived intangible assets was $389.4 million, $75.3 million and $92.1 million in fiscal 2017, 2016 and 2015, respectively. The remaining amortization expense will be recognized over a weighted average life of approximately 5.1 years.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects annual amortization expense for intangible assets as follows:

Fiscal Year	Amortization Expense
2018	$565,885
2019	$562,696
2020	$562,457
2021	$562,037
2022	$559,107

g.	Grant Accounting
Certain of the Company’s foreign subsidiaries have received grants from governmental agencies. These grants include capital, employment and research and development grants. Capital grants for the acquisition of property and equipment are netted against the related capital expenditures and amortized as a credit to depreciation expense over the estimated useful life of the related asset. Employment grants, which relate to employee hiring and training, and research and development grants are recognized in earnings in the period in which the related expenditures are incurred by the Company. The amounts recognized were not material in fiscal 2017, 2016 or 2015.

h.	Translation of Foreign Currencies
The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated other comprehensive (loss) income. Transaction gains and losses and re-measurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other expenses, net, were not material in fiscal 2017, 2016 or 2015.

i.	Derivative Instruments and Hedging Agreements
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the British Pound, Philippine Peso and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are evaluated for effectiveness monthly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the effective portion of the gain or loss on the derivative reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings. Any residual change in fair value of the instruments, or ineffectiveness, is recognized immediately in other (income) expense.
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of October 28, 2017 and October 29, 2016 was $194.3 million and $179.5 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s consolidated balance sheets as of October 28, 2017 and October 29, 2016 were as follows:

		Fair Value At
	Balance Sheet Location	October 28, 2017	October 29, 2016
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$257	$—
Forward foreign currency exchange contracts	Accrued liabilities	$—	$5,260
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of October 28, 2017 and October 29, 2016, the total notional amount of these

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undesignated hedges was $100.4 million and $46.2 million, respectively. The fair value of these hedging instruments in the Company’s consolidated balance sheets was a liability of $1.8 million as of October 28, 2017 and was immaterial as of October 29, 2016.
The Company estimates that $0.5 million, net of tax, of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months. There was no material ineffectiveness during the fiscal years ended October 28, 2017 and October 29, 2016.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of October 28, 2017 and October 29, 2016, none of the netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's consolidated balance sheet as of October 28, 2017 and October 29, 2016:

	October 28, 2017	October 29, 2016
Gross amount of recognized liabilities	$(5,039)	$(5,788)
Gross amounts of recognized assets offset in the consolidated balance sheet	3,512	557
Net liabilities presented in the consolidated balance sheet	$(1,527)	$(5,231)
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of October 28, 2017 and October 29, 2016, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of October 28, 2017 and October 29, 2016. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of October 28, 2017 and October 29, 2016, the Company held $296.2 million and $252.5 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	October 28, 2017
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$512,882	$—	$—	$512,882
Corporate obligations (1)	—	238,796	—	238,796
Other assets:
Deferred compensation investments	33,510	—	—	33,510
Interest rate derivatives	—	2,966	—	2,966
Total assets measured at fair value	$546,392	$241,762	$—	$788,154
Liabilities
Contingent consideration	—	—	7,891	7,891
Forward foreign currency exchange contracts (2)	—	1,527	—	1,527
Total liabilities measured at fair value	$—	$1,527	$7,891	$9,418

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of October 28, 2017 was $238.9 million.

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
Interest rate derivatives — The fair value of interest rate derivatives are estimated using a discounted cash flow analysis based on the contractual terms of the derivatives.
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
The fair value measurement of the contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Potential contingent consideration payments	$8,500
Discount rate	0% - 2%
Timing of cash flows	1 to 2 years
Probability of achievement	90% - 100%
Changes in the fair value of the contingent consideration are recognized in operating income in the period of the estimated fair value change. Significant increases or decreases in any of the inputs in isolation may result in a fluctuation in the fair value measurement.
The following table summarizes the change in the fair value of the contingent consideration measured using significant unobservable inputs (Level 3) from October 31, 2015 to October 28, 2017:

Contingent Consideration
Balance as of October 31, 2015	$2,843
Contingent consideration liability recorded	7,500
Payment made (1)	(1,489)
Fair value adjustment (2)	(888)
Effect of foreign currency	(411)
Balance as of October 29, 2016	$7,555
Contingent consideration liability recorded	2,000
Payment made (1)	(2,000)
Fair value adjustment (2)	336
Balance as of October 28, 2017	$7,891

(1)
The payment is reflected in the statements of cash flows as cash used in financing activities related to the liability recognized at fair value as of the acquisition date and as cash provided by operating activities related to the fair value adjustments previously recognized in earnings.

(2)	Recorded in research and development expense in the consolidated statements of income.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The carrying amounts of the term loans approximate fair value. The term loans are classified as Level 2 measurements according to the fair value hierarchy. The fair values of the senior unsecured notes debt are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy. See Note 16, Debt, of these Notes to Consolidated Financial Statements for further discussion related outstanding debt.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 28, 2017		October 29, 2016
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan	$1,950,000	1,950,000	—	—
5-Year term loan	2,100,000	2,100,000	—	—
2021 Notes, due December 2021	400,000	399,530	—	—
2023 Notes, due June 2023	500,000	498,582	500,000	501,307
2023 Notes, due December 2023	550,000	554,411	—	—
2025 Notes, due December 2025	850,000	884,861	850,000	901,523
2026 Notes, due December 2026	900,000	902,769	—	—
2036 Notes, due December 2036	250,000	259,442	—	—
2045 Notes, due December 2045	400,000	460,588	400,000	425,109

k.	Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets, identified intangible assets allowances for doubtful accounts and customer returns, the net realizable value of inventory, potential reserves relating to litigation matters, accrued liabilities, accrued taxes, deferred tax valuation allowances, assumptions pertaining to share-based payments, and fair value of acquired assets and liabilities, including inventory, property, plant and equipment and acquired intangibles, and other reserves. Actual results could differ from those estimates and such differences may be material to the financial statements.

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
The Company's largest single end customer represented approximately14%, 12% and 13% of total revenue in fiscal years 2017, 2016 and 2015, respectively.

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Given the uncertainties associated with the levels of price-adjustment credits to be granted to certain distributors, the sales price to the distributor is not fixed or determinable until the distributor resells the products to their customers. Therefore, the Company defers revenue recognition from sales to certain distributors until such distributors have sold the products to their customers.
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
As of October 28, 2017 and October 29, 2016, the Company had gross deferred revenue of $589.5 million and $432.3 million, respectively, and gross deferred cost of sales of $115.5 million and $80.8 million, respectively.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2017, fiscal 2016 and fiscal 2015 were not material.

o.	Accumulated Other Comprehensive (Loss) Income
Other comprehensive (loss) income includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. The components of accumulated other comprehensive loss at October 28, 2017 and October 29, 2016 consisted of the following, net of tax:

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities	Unrealized holding (losses) on available for sale securities	Unrealized holding Gains on Derivatives	Pension Plans	Total
October 29, 2016	$(24,063)	$800	$(281)	$(18,884)	$(31,386)	$(73,814)
Other comprehensive income before reclassifications	16	(844)	292	4,726	1,941	6,131
Amounts reclassified out of other comprehensive income	—	—	—	5,525	1,870	7,395
Tax effects	1,556	47	(12)	(2,246)	(416)	(1,071)
Other comprehensive income	1,572	(797)	280	8,005	3,395	12,455
October 28, 2017	$(22,491)	$3	$(1)	$(10,879)	$(27,991)	$(61,359)
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of income, with presentation location during each period were as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017	2016
Comprehensive Income Component			Location
Unrealized holding (losses) gains on derivatives
Currency forwards	$2,188	$2,059	Cost of sales
	330	1,038	Research and development
	927	(579)	Selling, marketing, general and administrative
Interest rate derivatives	2,080	1,969	Interest expense
	5,525	4,487	Total before tax
	(1,326)	(1,050)	Tax
	$4,199	$3,437	Net of tax

Amortization of pension components
Transition obligation	$14	$17	(a)
Prior service credit and curtailment recognition	(9)	—	(a)
Actuarial losses and settlement recognition	1,865	830	(a)
	1,870	847	Total before tax
	(400)	(228)	Tax
	$1,470	$619	Net of tax

Total amounts reclassified out of accumulated other comprehensive income, net of tax	$5,669	$4,056
______________
a) The amortization of pension components is included in the computation of net periodic pension cost. See Note 13, Retirement Plans, of these Notes to Consolidated Financial Statements for further information.

p.	Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was approximately $12.6 million in fiscal 2017, $6.1 million in fiscal 2016 and $4.7 million in fiscal 2015.

q.	Income Taxes
Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The calculation of the tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If it is more likely than not that the tax position will not be sustained on audit, an uncertain tax position is recorded. The Company re-evaluates these uncertain tax positions on a quarterly basis. See Note 14, Income Taxes, of these Notes to Consolidated Financial Statements for further information related to income taxes.

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
In connection with the Acquisition, the Company granted restricted stock awards to replace outstanding restricted stock awards of Linear employees. These restricted stock awards entitle recipients to voting and nonforfeitable dividend rights from

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of grant. These unvested stock-based compensation awards are considered participating securities and the two-class method is used for purposes of calculating earnings per share. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of earnings per share allocated to common stock, as shown in the table below. The difference between the income allocated to participating securities under the basic and diluted two-class methods is not material.
The following table sets forth the computation of basic and diluted earnings per share:

	2017	2016	2015
Net Income	$727,259	$861,664	$696,878
Less: income allocated to participating securities	2,243	—	—
Net income allocated to common shareholders	725,016	861,664	696,878

Basic shares:
Weighted-average shares outstanding	346,371	308,736	312,660
Earnings per common share basic	$2.09	$2.79	$2.23

Diluted shares:
Weighted-average shares outstanding	346,371	308,736	312,660
Assumed exercise of common stock equivalents	4,113	3,572	4,212
Weighted-average common and common equivalent shares	350,484	312,308	316,872
Earnings per common share diluted	$2.07	$2.76	$2.20
Anti-dilutive shares related to:
Outstanding stock options	1,527	3,077	2,089

s.	Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest, and is recognized as an expense on a straight-line basis over the vesting period, which is generally five years for stock options, or in annual installments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant, and three years for restricted stock units/awards. In addition to restricted stock units with a service condition, the Company grants restricted stock units with market conditions, performance conditions and service conditions. For awards with both a market and service condition the number of shares of the Company's common stock to be issued upon vesting will range from 0% to 200% of the target amount, based on the comparison of the Company's total shareholder return (TSR) to the median TSR of a specified peer group over a three-year period. TSR is a measure of stock price appreciation plus any dividends paid during the performance period. Determining the amount of stock-based compensation to be recorded for stock options and restricted stock units with a market and service condition requires the Company to develop estimates used in calculating the grant-date fair value of awards. The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards and the Monte Carlo simulation model to calculate the grant-date fair value of restricted stock units with a market and service condition. The use of these valuation models requires the Company to make estimates and assumptions, such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates. The grant-date fair value of restricted stock units with only a service condition and those with both a service and performance condition represents the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting.
See Note 3, Stock-Based Compensation and Shareholders' Equity, of these Notes to Consolidated Financial Statements for additional information relating to stock-based compensation.

t.	New Accounting Pronouncements
Standards Implemented
Business combinations
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16). The update requires that an acquirer recognize adjustments to provisional amounts that are identified during the

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement period in the reporting period in which the adjustment amounts are determined. The update also requires that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2015-16 in the first quarter of fiscal 2017 did not impact the Company's financial position or results of operations.
Intangibles-Goodwill and other
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The guidance in ASU 2015-05 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. The adoption of ASU 2015-05 did not impact the Company's financial position or results of operations.
Consolidation
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (ASU 2015-02). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 did not impact the Company’s financial position or results of operations.
Stock Compensation
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-12 did not impact the Company's financial position or results of operations.
Intangibles - Goodwill and Other
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) (ASU 2017-04). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2014-12 in the fourth quarter of fiscal 2017. The adoption did not impact the Company's financial position or results of operations.
Presentation of Financial Statements
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) (ASU 2014-15), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the update (1) provides a definition of the term "substantial doubt",

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter. As of October 28, 2017, the Company has concluded that substantial doubt about our ability to continue as a going concern does not exist.
Standards to be Implemented
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
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 provides guidance on several specific cash flow issues, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. ASU 2016-15 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date but does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.
Equity Method Investments
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). ASU 2016-07 eliminates the requirement that when an investment, initially accounted for under a method other than the equity method of accounting, subsequently qualifies for use of the equity method, an investor must retrospectively apply the equity method in prior periods in which it held the investment. This requires an investor to determine the fair value of the investee’s underlying assets and liabilities retrospectively at each investment date and revise all prior periods as if the equity method had always been applied. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. ASU 2016-07 is effective for the Company in the first quarter of fiscal 2018. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. ASU 2017-12 is effective for the Company in the first quarter of the fiscal year ending October 31, 2020 (fiscal 2020). The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
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
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. ASU 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-02 is effective for the Company in the first quarter of fiscal 2020. The Company is currently evaluating the adoption date and the impact adoption will have on its financial position and results of operations.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-01 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the impact adoption will have on its financial position and results of operations.
Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method. The guidance in ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. ASU 2015-11 is effective for the Company in the first

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of fiscal 2018. The Company does not expect the adoption of ASU 2015-11 to have a material impact on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2016 and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. ASU 2016-09 is effective for the Company in the first quarter of fiscal 2018. Currently, excess tax benefits or deficiencies from the Company’s share-based payment awards are recorded in Capital in excess of par value (APIC) in its Consolidated Balance Sheets. Upon adoption, the Company will record any excess tax benefits or deficiencies from its share-based payments in its Consolidated Statements of Income in the reporting periods in which they occur. Currently excess tax benefits or deficiencies are classified within financing activities in the statement of cash flows. Upon adoption, the Company will classify any excess tax benefits or deficiencies as an operating activity in the Consolidated Statement of Cash Flows. As a result, subsequent to adoption, the Company’s income tax expense and associated effective tax rate will be impacted by fluctuations in stock price from grant date to vesting date and the exercises of awards by employees. The potential tax impacts remain unknown until the awards vest.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is the Company's first quarter of fiscal 2019. Early adoption is permitted for all entities only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has developed a project plan for the implementation of the guidance, including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company has reviewed its revenue streams and is nearing completion in assessing all potential impacts of the standard, including any impacts from recently issued amendments, and retrospectively adjusting financial information for prior fiscal years.  The Company has also made progress on its impact assessment of the recent acquisition of Linear.  While the Company is still in the process of completing its evaluation of the standard, it currently believes the most significant impact will be related to the timing of recognition of sales to certain distributors. As described in Note 2n, Revenue Recognition, of these Notes to the Consolidated Financial Statements, the Company currently defers revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, the Company will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company is continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on its consolidated financial statements and related disclosures. The Company will adopt ASU 2014-09, using the full retrospective method, upon its effective date for the Company which is the Company’s first quarter of fiscal 2019.

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
While the Company may grant to employees options that become exercisable at different times or within different periods, the Company has generally granted to employees options that vest over five years and become exercisable in annual installments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant. The maximum contractual term of all options is ten years. In addition, the Company has granted to employees restricted stock units that generally vest in one installment on the third anniversary of the grant date or in annual installments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant.
As of October 28, 2017, a total of 14.7 million common shares were available for future grant under the 2006 Plan and 29.7 million common shares were reserved for issuance under the 2006 Plan and the Company's previous equity compensation plans.
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
Linear Replacement Awards
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
Modification of Awards
The Company has from time to time modified the terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in fiscal 2017, fiscal 2016 and fiscal 2015 did not result in significant incremental compensation costs, either individually or in the aggregate.
Grant-Date Fair Value
The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards and the Monte Carlo simulation model to calculate the grant-date fair value of market-based restricted stock units. The use of these valuation models requires the Company to make estimates and assumptions, such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates. The grant-date fair value of restricted stock units with a service condition and those with both a service and performance condition represents the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting.
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted in fiscal 2017, fiscal 2016 and fiscal 2015 is as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options	2017	2016	2015
Options granted (in thousands)	1,480	1,814	1,954
Weighted-average exercise price	$82.99	$55.19	$57.20
Weighted-average grant-date fair value	$17.12	$12.67	$10.38
Assumptions:
Weighted-average expected volatility	26.4%	34.0%	25.9%
Weighted-average expected term (in years)	5.1	5.1	5.3
Weighted-average risk-free interest rate	2.1%	1.4%	1.6%
Weighted-average expected dividend yield	2.2%	3.0%	2.8%
The Company utilizes the Monte Carlo simulation valuation model to value market-based restricted stock units. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market conditions stipulated in the award grant and calculates the fair market value for the market-based restricted stock units granted. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the market conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award. Information pertaining to the Company's market-based restricted stock units and the related estimated assumptions used to calculate the fair value of market-based restricted stock units granted in fiscal 2017, fiscal 2016 and fiscal 2015 using the Monte Carlo simulation model is as follows:

Market-based Restricted Stock Units	2017	2016	2015
Units granted (in thousands)	59	102	75
Grant-date fair value	$94.25	$58.95	$55.67
Assumptions:
Historical stock price volatility	26.0%	25.1%	20.0%
Risk-free interest rate	1.6%	1.1%	1.1%
Expected dividend yield	2.2%	3.0%	2.8%
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 4.7% to all unvested stock-based awards as of October 28, 2017. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those options that vest.
Additional paid-in-capital (APIC) Pool
The APIC pool represents the excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies. If the amount of future tax deficiencies is greater than the available APIC pool, the Company records the excess as income tax expense in its consolidated statements of income. For fiscal 2017, fiscal 2016 and fiscal 2015, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of October 28, 2017 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at October 29, 2016	11,704	$44.43
Options granted	1,480	$82.99
Options exercised	(3,470)	$38.60
Options forfeited	(360)	$55.56
Options expired	(7)	$34.09
Options outstanding at October 28, 2017	9,347	$52.27	6.2	$363,972
Options exercisable at October 28, 2017	4,907	$42.09	4.7	$240,991
Options vested or expected to vest at October 28, 2017 (1)	9,011	$51.69	6.2	$356,098

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2017, fiscal 2016 and fiscal 2015 was $144.6 million, $46.6 million and $99.2 million, respectively, and the total amount of proceeds received by the Company from exercise of these options during fiscal 2017, fiscal 2016 and fiscal 2015 was $133.3 million, $61.5 million and $122.6 million, respectively.
A summary of the Company’s restricted stock unit award activity as of October 28, 2017 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 29, 2016	2,690	$50.11
Units/Awards granted	4,809	$79.76
Restrictions lapsed	(1,580)	$60.02
Forfeited	(239)	$64.01
Restricted stock units/awards outstanding at October 28, 2017	5,680	$71.88

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of October 28, 2017, there was $375.2 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total grant-date fair value of shares that vested during fiscal 2017, fiscal 2016 and fiscal 2015 was approximately $114.8 million, $62.8 million and $65.6 million, respectively.
Common Stock Repurchases
The Company’s common stock repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $6.2 billion of the Company’s common stock under the program. The Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of October 28, 2017, the Company had repurchased a total of approximately 147.0 million shares of its common stock for approximately $5.4 billion under this program. An additional $792.5 million remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. In connection with the Acquisition, the Company temporarily suspended the common stock repurchase plan.
The Company also, from time to time, repurchases shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. The withholding amount is based on the employee's minimum statutory withholding requirement. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.
Preferred Stock
The Company has 471,934 authorized shares of $1.00 par value preferred stock, none of which is issued or outstanding. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance.

4.	Industry, Segment and Geographic Information
The Company operates and tracks its results in one reportable segment based on the aggregation of eight operating segments. The Company designs, develops, manufactures and markets a broad range of integrated circuits (ICs). The Chief Executive Officer has been identified as the Company's Chief Operating Decision Maker. The Company has determined that all of the Company's operating segments share the following similar economic characteristics, and therefore meet the criteria established for operating segments to be aggregated into one reportable segment, namely:
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
All of the Company's operating segments share a similar long-term financial model as they have similar economic characteristics. The causes for variation in operating and financial performance are the same among the Company's operating segments and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. Lastly, the number and composition of employees and the amounts and types of tools and materials required for production of products are proportionally similar for each operating segment.
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

	2017		2016		2015
	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue
Industrial	$2,361,549	46%	$1,497,070	44%	$1,495,887	44%
Automotive	782,961	15%	541,774	16%	526,493	15%
Consumer	1,047,606	21%	687,697	20%	727,585	21%
Communications	915,387	18%	694,868	20%	685,127	20%
Total Revenue	$5,107,503	100%	$3,421,409	100%	$3,435,092	100%

Geographic Information
Revenue by geographic region is based upon the primary end customer location for the Company's products. In fiscal 2017, fiscal 2016 and fiscal 2015, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

	2017	2016	2015
Revenue
United States	$1,999,041	$1,299,629	$1,325,279
Rest of North and South America	103,077	95,957	97,189
Europe	1,211,435	924,849	939,230
Japan	506,114	291,649	319,569
China	842,532	575,690	511,365
Rest of Asia	445,304	233,635	242,460
Subtotal all foreign countries	3,108,462	2,121,780	2,109,813
Total revenue	$5,107,503	$3,421,409	$3,435,092
Property, plant and equipment
United States	$504,968	$236,625	$253,417
Ireland	188,728	174,952	173,703
Philippines	228,629	194,587	195,662
Singapore	77,015	—	—
Malaysia	71,756	—	—
All other countries	36,208	29,952	21,328
Subtotal all foreign countries	602,336	399,491	390,693
Total property, plant and equipment	$1,107,304	$636,116	$644,110

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Special Charges
The Company monitors global macroeconomic conditions on an ongoing basis and continues to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions over the past several years. These actions are described below.
The following tables display the special charges taken for ongoing actions and a roll-forward from November 1, 2014 to October 28, 2017 of the employee separation and exit cost accruals established related to these actions.

Statement of Income	Reduction of Operating Costs Action	Early Retirement Action	Total Special Charges
Workforce reductions	13,684	—	13,684
Total Fiscal 2016 Charges	$13,684	$—	$13,684
Workforce reductions	8,126	41,337	49,463
Total Fiscal 2017 Charges	$8,126	$41,337	$49,463

Accrued Restructuring	Reduction of Operating Costs Action	Early Retirement Action
Balance at November 1, 2014	$40,503	$—
Severance payments	(33,220)	—
Facility closure costs	(459)	—
Non-cash impairment charge	(433)	—
Effect of foreign currency on accrual	(514)	—
Balance at October 31, 2015	$5,877	$—
Fiscal 2016 special charges	13,684	—
Severance payments	(7,184)	—
Effect of foreign currency on accrual	(3)	—
Balance at October 29, 2016	$12,374	$—
Fiscal 2017 special charges	8,126	41,337
Severance payments	(15,764)	(9,126)
Effect of foreign currency on accrual	401	—
Balance at October 28, 2017	$5,137	$32,211
Early Retirement Offer Action
During fiscal 2017, the Company initiated an early retirement offer. This resulted in a special charge of approximately $41.3 million for severance, related benefits and other costs in accordance with this program for 225 manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees. As of October 28, 2017, the Company still employed 26 of the 225 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.
Reduction of Operating Costs Actions
During fiscal 2016, the Company recorded special charges of approximately $13.7 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of October 28, 2017, the Company still employed 23 of the 123 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefit.
During fiscal 2017, the Company recorded special charges of approximately $8.1 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 177 manufacturing, engineering and SMG&A employees. As of October 28, 2017, the Company still employed 10 of the 177 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Acquisitions
Linear Technology Corporation
On the Acquisition Date, the Company completed its acquisition of all of the voting interests of Linear, an independent manufacturer of high performance analog integrated circuits. Under the terms of the agreement pursuant to which the Company acquired Linear (Merger Agreement), Linear stockholders received, for each outstanding share of Linear common stock, $46.00 in cash and 0.2321 of a share of the Company's common stock at the closing. The Company believes the combination creates the premier analog technology company with the industry’s most comprehensive suite of high-performance analog offerings. The results of operations of Linear from the Acquisition Date are included in the Company’s consolidated statements of income, consolidated balance sheet, consolidated statement of cash flows and shareholders’ equity for fiscal 2017. The amount of revenue attributable to Linear included in the Company's consolidated statements of income for fiscal 2017 was $913.2 million.
The Acquisition Date fair value of the consideration transferred in the Acquisition consisted of the following:

(in thousands)
Cash consideration (a)	$11,092,047
Issuance of common stock (b)	4,593,655
Fair value of replacement share-based and cash awards (c)	70,954
Total estimated purchase consideration	$15,756,656
_______________
(a)The cash consideration was funded utilizing cash on hand, the net proceeds from bridge credit and term loan facilities and the proceeds received from the Company's issuance of the Notes (see Note 16, Debt, of these Notes to Consolidated Financial Statements). This reflects the cash portion of the purchase consideration paid to Linear stockholders of approximately $11.1 billion, as well as $16.3 million for the cash-settled portion of consideration paid to holders of restricted stock and restricted stock awards that automatically vested at the effective time of the Acquisition pursuant to pre-existing change-of-control agreements.
(b) The fair value is based on the issuance of approximately 55.9 million shares of the Company's common stock with a per-share value of $82.20 (the closing price of the Company's common stock on The Nasdaq Global Select Market on the Acquisition Date).
(c) In connection with the Acquisition, the Company issued equity and cash awards to certain Linear employees to replace Linear equity awards. This amount represents the portion of the fair value of the replacement equity and cash awards associated with services rendered though the Acquisition Date and have been included as a component of the total estimated purchase consideration.
The preliminary fair values of assets acquired and liabilities assumed as of the Acquisition Date are set forth in the table below. The excess of the purchase consideration over the aggregate Acquisition Date value of identifiable net assets acquired was recorded as goodwill. None of the goodwill is expected to be deductible for tax purposes. These preliminary Acquisition Date values were generally determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. As a result, the Acquisition accounting is not complete and additional information that existed at the Acquisition Date may become known to the Company during the remainder of the measurement period. Subsequent to the initial acquisition accounting recognized during the second quarter of fiscal 2017, the Company recorded acquisition accounting adjustments of $52.1 million to goodwill comprised of $23.8 million to inventory, $0.7 million to fixed assets, $12.2 million to intangible assets, $0.3 million to accounts receivable, $2.8 million to assumed liabilities and $18.4 million to deferred tax liabilities. As of the filing date of this Annual Report on Form 10-K, the Company is still in the process of valuing Linear's assets, including inventory, fixed assets, intangible assets, and liabilities, including deferred revenue and related income tax accounting.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)
Cash and cash equivalents	$1,466,445
Marketable securities	100,246
Accounts receivable (a)	146,282
Inventories	461,698
Prepaid expenses and other assets	14,782
Property, plant and equipment	462,285
Intangible assets (Note 10)	5,152,600
Goodwill (Note 10)	10,532,272
Total assets	$18,336,610
Assumed liabilities	188,454
Deferred tax liabilities	2,391,500
Total estimated purchase consideration	$15,756,656
____________

(a)	The fair value of accounts receivable was $146.5 million, with the gross contractual amount being $148.2 million, of which the Company estimates that $1.7 million is uncollectible.
The acquired intangible assets consisted of the following, which are being amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use.

	Fair Value (in thousands)	Weighted Average Useful Lives (in Years)
Technology-based	$1,046,100	8
Trade name	72,200	7
Customer relationships	4,034,300	12
Total amortizable intangible assets	$5,152,600	11
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
The Company recognized $69.5 million of transaction-related costs, including legal, accounting and other related fees that were expensed in fiscal 2017. These costs are included in the consolidated statements of income in operating expenses within SMG&A expenses. The Company may incur additional transaction-related costs within the next twelve months related to the Acquisition that will be expensed as incurred.
The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the year ended October 28, 2017 and the unaudited results of Linear for the year ended October 28, 2017 and assumes that the Acquisition, which closed on March 10, 2017, was completed on November 1, 2015 (the first day of fiscal 2016). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, a step-up in the value of acquired inventory and property, plant and equipment, compensation expense for ongoing share-based compensation arrangements replaced and interest expense for the debt incurred to fund the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 1, 2015. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(thousands, except per share data)	Pro Forma Twelve Months Ended
	October 28, 2017	October 29, 2016
Revenue	$5,702,841	$4,842,658
Net income	$1,039,522	$359,037
Basic net income per common share	$2.82	$0.98
Diluted net income per common share	$2.78	$0.97
Other Acquisitions
The Company has not provided pro forma results of operations for any other acquisitions completed in fiscal 2017, fiscal 2016 or fiscal 2015 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

7.	Deferred Compensation Plan Investments
Investments in The Analog Devices, Inc. Deferred Compensation Plan (the Deferred Compensation Plan) are classified as trading. The components of the investments as of October 28, 2017 and October 29, 2016 were as follows:

	2017	2016
Money market funds	$2,413	$3,129
Mutual funds	31,097	23,787
Total Deferred Compensation Plan investments	$33,510	$26,916
The fair values of these investments are based on published market quotes on October 28, 2017 and October 29, 2016, respectively. Adjustments to the fair value of, and income pertaining to, Deferred Compensation Plan investments are recorded in operating expenses within selling, marketing, general and administrative. Gross realized and unrealized gains and losses from trading securities were not material in fiscal 2017, fiscal 2016 or fiscal 2015.
The Company has recorded a corresponding liability for amounts owed to the Deferred Compensation Plan participants. See Note 10, Deferred Compensation Plan Liability, of these Notes to Consolidated Financial Statements for further information. These investments are specifically designated as available to the Company solely for the purpose of paying benefits under the Deferred Compensation Plan. However, in the event the Company were to become insolvent, the investments would be available to all unsecured general creditors.

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
During fiscal 2017 and fiscal 2016, the Company recognized other-than-temporary impairments of $5.0 million and $6.0 million, respectively, recorded in the condensed consolidated statement of income in other, net, within non-operating (income) expense, related to cost method investments that the Company determined were impaired. There were no other-than-temporary impairments recognized in any other of the fiscal periods presented.
There were no material net realized or unrealized gains or losses from other investments during fiscal 2017, fiscal 2016 and fiscal 2015.

9.	Accrued Liabilities
Accrued liabilities at October 28, 2017 and October 29, 2016 consisted of the following:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017	2016
Accrued compensation and benefits	$271,321	$112,003
Accrued interest (Note 16)	59,400	26,411
Special charges (Note 5)	37,348	12,374
Other	130,757	105,069
Total accrued liabilities	$498,826	$255,857

10.	Deferred Compensation Plan Liability
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
The Company leases certain facilities, equipment and software under various operating leases that expire at various dates through 2057. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $58.8 million in fiscal 2017, $58.5 million in fiscal 2016 and $51.8 million in fiscal 2015.
The following is a schedule of future minimum rental payments required under long-term operating leases at October 28, 2017:

Operating
Fiscal Years	Leases
2018	$41,795
2019	23,663
2020	17,479
2021	13,048
2022	9,350
Later Years	37,578
Total	$142,913

12.	Commitments and Contingencies
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
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees. The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. For former Linear employees, the Company contributes to a defined contribution plan for qualified U.S. employees as part of the Company’s semi-annual profit sharing payouts. The total expense related to the defined contribution plans for U.S. employees was $35.8 million in fiscal 2017, $28.3 million in fiscal 2016 and $26.3 million in fiscal 2015. The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension, contribution

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other retirement plans for certain non-U.S. employees, excluding settlement charges related to the Company's Irish defined benefit plan in fiscal 2015, was $33.0 million in fiscal 2017, $26.9 million in fiscal 2016 and $33.3 million in fiscal 2015.
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
The Company has elected to measure defined benefit plan assets and obligations as of October 31, which is the month-end that is closest to its fiscal year-ends, which were October 28, 2017 for fiscal 2017 and October 29, 2016 for fiscal 2016.
Components of Net Periodic Benefit Cost
Net annual periodic pension cost of non-U.S. plans for fiscal 2017, fiscal 2016 and fiscal 2015 is presented in the following table:

	2017	2016	2015
Service cost	$6,688	$5,520	$15,675
Interest cost	3,581	3,675	11,636
Expected return on plan assets	(4,086)	(3,764)	(13,509)
Amortization of prior service cost	14	—	(229)
Amortization of transition obligation	(9)	17	18
Recognized actuarial loss	1,865	679	7,257
Subtotal	$8,053	$6,127	$20,848
Curtailment impact	—	—	(4,463)
Settlement impact	—	151	226,810
Net periodic pension cost	$8,053	$6,278	$243,195
Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s non-U.S. plans at October 28, 2017 and October 29, 2016 is presented in the following table:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017	2016
Change in Benefit Obligation
Benefit obligation at beginning of year	$129,711	$106,533
Service cost	6,688	5,520
Interest cost	3,581	3,675
Plan amendments	176	(142)
Settlement	—	(632)
Actuarial loss	(2,615)	30,223
Benefits paid	(2,663)	(1,701)
Exchange rate adjustment	4,638	(13,765)
Benefit obligation at end of year	$139,516	$129,711
Change in Plan Assets
Fair value of plan assets at beginning of year	$69,823	$70,365
Actual return on plan assets	5,420	9,002
Employer contributions	4,995	4,880
Settlements	—	(632)
Benefits paid	(2,663)	(1,701)
Exchange rate adjustment	2,041	(12,091)
Fair value of plan assets at end of year	$79,616	$69,823
Reconciliation of Funded Status
Funded status	$(59,900)	$(59,888)
Amounts Recognized in the Balance Sheet
Current liabilities	(733)	(606)
Non-current liabilities	(59,167)	(59,282)
Net amount recognized	$(59,900)	$(59,888)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017	2016
Reconciliation of Amounts Recognized in the Statement of Financial Position
Initial net obligation	$(10)	$(24)
Prior service credit	(45)	148
Net loss	(35,779)	(39,647)
Accumulated other comprehensive loss	(35,834)	(39,523)
Accumulated contributions less than net periodic benefit cost	(24,066)	(20,365)
Net amount recognized	$(59,900)	$(59,888)
Changes Recognized in Other Comprehensive Income
Changes in plan assets and benefit obligations recognized in other comprehensive income
Prior service cost	$176	$(142)
Net loss arising during the year (includes curtailment gains not recognized as a component of net periodic cost)	$(3,949)	$24,985
Effect of exchange rates on amounts included in accumulated other comprehensive income (loss)	1,952	(4,137)
Amounts recognized as a component of net periodic benefit cost
Amortization, settlement or curtailment recognition of net transition obligation	(14)	(17)
Amortization or curtailment recognition of prior service credit (cost)	9	—
Amortization or settlement recognition of net loss	(1,865)	(830)
Total recognized in other comprehensive loss	$(3,691)	$19,859
Total recognized in net periodic cost and other comprehensive loss	$4,362	$26,137
Estimated amounts that will be amortized from accumulated other comprehensive (loss) income over the next fiscal year
Initial net obligation	$(10)	$(14)
Prior service credit	(2)	10
Net loss	(1,582)	(1,808)
Total	$(1,594)	$(1,812)
The accumulated benefit obligation for non-U.S. pension plans was $116.7 million and $106.4 million at October 28, 2017 and October 29, 2016, respectively.
Information relating to the Company’s non-U.S. plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at October 28, 2017 and October 29, 2016 is presented in the following table:

	2017	2016
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$139,516	$129,711
Fair value of plan assets	$79,616	$69,823
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$109,261	$98,244
Accumulated benefit obligation	$103,470	$93,164
Fair value of plan assets	$53,747	$45,948

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions
The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries as well as the differences in the attributes of the participants. As of October 29, 2016, the Company changed the method utilized to estimate the service cost and interest cost components of net periodic benefit cost for certain of its defined benefit pension plans. Prior to October 29, 2016, the Company estimated the service cost and interest cost components of net periodic benefit costs using a single weighted average discount rate. Beginning October 29, 2016, the Company uses a spot rate approach to estimate the service and interest cost components of net periodic benefit cost for certain of its defined benefit pension plans as the Company believes this approach calculates a better estimate. The change did not, and is not expected to, materially affect the Company's Consolidated Statement of Income.
The projected benefit obligation was determined using the following weighted-average assumptions:

	2017	2016
Discount rate	3.02%	2.92%
Rate of increase in compensation levels	3.18%	3.36%
Net annual periodic pension cost was determined using the following weighted average assumptions:

	2017	2016
Discount rate	2.92%	3.64%
Expected long-term return on plan assets	5.58%	5.65%
Rate of increase in compensation levels	3.36%	3.05%
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
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of October 28, 2017 and October 29, 2016 using the same three-level hierarchy described in Note 2j, Fair Value, of these Notes to Consolidated Financial Statements:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 28, 2017				October 29, 2016
	Fair Value Measurement at Reporting Date Using:				Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total
Unit trust funds(1)	$—	$1,676	$—	$1,676	$—	$4,681	$—	$4,681
Equities(1)	4,701	32,520	69	37,290	—	30,510	74	30,584
Fixed income securities(2)	—	39,442	—	39,442	—	33,573	—	33,573
Cash and cash equivalents	1,208	—	—	1,208	985	—	—	985
Total assets measured at fair value	$5,909	$73,638	$69	$79,616	$985	$68,764	$74	$69,823
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

The table below presents a reconciliation of the plan assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for fiscal 2017 and fiscal 2016.

Equities
Balance as of October 31, 2015	$77
Exchange rate adjustment	(3)
Balance as of October 29, 2016	$74
Purchases, sales, and settlements, net	(420)
Realized and unrealized return on plan assets	420
Exchange rate adjustment	(5)
Balance as of October 28, 2017	$69
Estimated future cash flows
Expected fiscal 2018 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2018	$4,978
Expected Benefit Payments
2019	$1,958
2020	$2,111
2021	$2,079
2022	$2,280
2023	$2,936
2024 through 2027	$21,083

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense for fiscal 2017, fiscal 2016 and fiscal 2015 is as follows:

	2017	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate:	$289,970	$334,922	$283,540
Net foreign income subject to lower tax rate	(385,189)	(264,157)	(198,061)
State income taxes, net of federal benefit	(8,801)	(10,821)	(4,425)
Valuation allowance	(7,778)	13,658	4,875
Federal research and development tax credits	(16,475)	(16,237)	(8,232)
Change in uncertain tax positions	(51,088)	4,797	2,449
Amortization of purchased intangibles	159,466	35,641	38,973
Acquisition and integration costs	109,040	—	—
Other, net	12,081	(2,546)	(5,883)
Total income tax provision	$101,226	$95,257	$113,236
Included in income tax expense for fiscal 2017 is $98.2 million related to post acquisition integration and $10.8 million related to non-deductible acquisition costs. For financial reporting purposes, income before income taxes for fiscal 2017, fiscal 2016 and fiscal 2015 includes the following components:

	2017	2016	2015
Pretax income:
Domestic	$109,565	$2,642	$110,710
Foreign	718,920	954,279	699,404
Income before income taxes	$828,485	$956,921	$810,114
The components of the provision for income taxes for fiscal 2017, fiscal 2016 and fiscal 2015 are as follows:

	2017	2016	2015
Current:
Federal tax	$857,664	$27,790	$65,942
State	7,335	1,409	695
Foreign	62,096	57,934	98,813
Total current	$927,095	$87,133	$165,450
Deferred:
Federal	$(795,478)	$325	$(27,933)
State	(24,285)	2,820	541
Foreign	(6,106)	4,979	(24,822)
Total deferred	$(825,869)	$8,124	$(52,214)
The Company has a basis difference in its investment in foreign subsidiaries of $10.7 billion primarily as a result of unremitted earnings, the Acquisition and post-acquisition integration . The unremitted earnings as of October 28, 2017 was $6.3 billion. The Company intends for this basis difference to be permanently reinvested. Accordingly no U.S. income taxes have been provided. Determination of the amount of unrecognized deferred income tax liability related to the outside basis difference associated with the Acquisition is not practicable, due to the complexities associated with the manner in which the basis difference could reverse including through receipt of dividends, sale or various other events.
The significant components of the Company’s deferred tax assets and liabilities for fiscal 2017 and fiscal 2016 are as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2017	2016
Deferred tax assets:
Inventory reserves	$28,137	$22,527
Deferred income on shipments to distributors	62,923	49,455
Reserves for compensation and benefits	84,096	48,062
Tax credit carryovers	68,317	68,669
Stock-based compensation	99,815	56,345
Depreciation	2,659	3,078
Net operating losses	11,158	8,225
Acquisition-related costs	3,384	13,336
Other	34,737	39,256
Total gross deferred tax assets	395,226	308,953
Valuation allowance	(53,787)	(67,094)
Total deferred tax assets	341,439	241,859
Deferred tax liabilities:
Depreciation	(64,868)	(59,218)
Undistributed earnings of foreign subsidiaries	(64,067)	(60,986)
Acquisition-related intangibles	(1,851,818)	(193,059)
Other	(3,047)	(2,522)
Total gross deferred tax liabilities	(1,983,800)	(315,785)
Net deferred tax liabilities	$(1,642,361)	$(73,926)
The valuation allowances of $53.8 million and $67.1 million at October 28, 2017 and October 29, 2016, respectively, are valuation allowances primarily for the Company’s state credit carryforwards. The reduction in the valuation allowance is primarily attributable to the Acquisition. The Company believes that it is more-likely-than-not that these credit carryovers will not be realized and as a result has recorded a full valuation allowance as of October 28, 2017. The state credit carryover of $68.3 million will begin to expire in 2018.
The net operating losses relate to the U.S and are not subject to a valuation allowance. These losses will begin to expire in 2025.
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
As of October 28, 2017 and October 29, 2016, the Company had a net liability of $47.6 million and $75.6 million, respectively, for unrealized tax benefits, all of which, if settled in the Company’s favor, would lower the Company’s effective tax rate in the period recorded. As of October 28, 2017 and October 29, 2016, the Company had a liability of approximately $10.8 million and $20.1 million, respectively, for interest and penalties. The Company includes interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of income. The total gross liability as of October 28, 2017 and October 29, 2016 of $49.6 million and $81.7 million, respectively, for uncertain tax positions is classified as non-current, and is included in other non-current liabilities, because the Company believes that the ultimate payment or settlement of these liabilities may not occur within the next twelve months. The consolidated statements of income for fiscal year 2017, fiscal 2016 and fiscal 2015 include $(12.3) million, $4.0 million and $4.1 million, respectively, of interest and penalties related to these uncertain tax positions. Over the next fiscal year, the Company anticipates the liability may be reduced up to $22.6 million for the possible expiration of an income tax statute of limitations.
The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2015 through fiscal 2017:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized Tax Benefits
Balance, November 1, 2014	$65,464
Additions for tax positions related to current year	524
Additions for tax positions related to prior years	9,799
Reductions for tax positions related to prior years	(2,745)
Reductions due to lapse of applicable statute of limitations	(1,260)
Balance, October 31, 2015	$71,782
Additions for tax positions related to current year	2,539
Reductions for tax positions related to prior years	(4,475)
Reductions due to lapse of applicable statute of limitations	(1,311)
Balance, October 29, 2016	$68,535
Additions for tax positions related to current year	1,742
Additions for tax positions related to acquisition	12,332
Reductions for tax positions related to prior years	(43,186)
Reductions due to lapse of applicable statute of limitations	(1,566)
Balance, October 28, 2017	$37,857
The Company had filed a petition with the U.S. Tax Court for one open matter for fiscal years 2006 and 2007 that pertained to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act. The Company recorded a $36.5 million reserve for this potential liability in the fourth quarter of fiscal 2013. A favorable ruling was rendered by the U.S. Tax Court on November 22, 2016. On February 27, 2017, the U.S. Tax Court’s Decision Order was entered and the 90-day period for the Internal Revenue Service to file a Notice of Appeal lapsed on May 30, 2017. As a result, on May 30, 2017, the Company released the $50.5 million reserve, which was comprised of the $41.7 million in originally-recorded and subsequent accruals for this potential liability, plus $8.8 million of net interest.
All of the Company's U.S. federal tax returns prior to fiscal 2014 are no longer subject to examination.
All of the Company's Ireland tax returns prior to fiscal 2013 are no longer subject to examination.
The tax returns for Linear Technology Pte. Ltd. (Singapore) prior to the fiscal year ended June 2012 are no longer subject to examination.
The tax returns for Linear Semiconductor Sdn. Bhd. (Malaysia) prior to the fiscal year ended June 2011 are no longer subject to examination.
The Company has a partial tax holiday in Singapore and Malaysia whereby the local statutory rate is significantly reduced, if certain conditions are met. The tax holiday for Singapore is effective through August 2019 and the tax holiday for Malaysia is effective through July 2025.  The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $27.4 million in fiscal year 2017.

15.	Revolving Credit Facility
The Company has a senior unsecured revolving credit facility with certain institutional lenders (the Credit Agreement) that expires on July 10, 2020. The Credit Agreement provides that the Company may borrow up to $1.0 billion. To date, the Company has not borrowed under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50% or (iii) one month Eurodollar Rate plus 1%). The Credit Agreement imposes restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) of not greater than 5.0 to 1.0. The debt covenant will be reduced over time to 3.0 to 1.0 starting in May 2018. As of October 28, 2017, the Company was compliant with these covenants.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Debt
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of October 28, 2017, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The net proceeds of the offering were $1.2 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2025 Notes and 2045 Notes. The indenture governing the 2025 Notes and 2045 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of October 28, 2017, the Company was compliant with these covenants. The 2025 Notes and 2045 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
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
On the Acquisition Date, the Company entered into a 90-day Bridge Credit Agreement (the Bridge Credit Agreement). The Bridge Credit Agreement provided for unsecured loans in an aggregate principal amount of up to $4.1 billion. In the third quarter of fiscal 2017, the Company repaid all of the $4.1 billion of outstanding loans under the Bridge Credit Agreement. Total fees incurred by the Company for the 90-day Bridge Commitment and Bridge Credit Agreement were approximately $15.0 million.
On September 23, 2016, the Company entered into a term loan facility consisting of a 3-year unsecured term loan facility in the principal amount of $2.5 billion and a 5-year unsecured term loan facility in the principal amount of $2.5 billion established pursuant to a credit agreement (Term Loan Agreement). The Term Loan Agreement replaced $5.0 billion of the 364-Bridge Commitment. On the Acquisition Date, the Company borrowed under the Term Loan Agreement, consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. The 5-year term loan requires repayment in quarterly installments on the last business day of each March, June, September and December with the first required payment due June 2017. Prepayments of principal on the term loans can be made at any time without penalty. In fiscal 2017, the Company repaid $400.0 million of principal on the 5-year unsecured term loan, which satisfied the quarterly obligations due through September 2019. In addition, in fiscal 2017, the Company repaid $550.0 million of principal on the 3-year unsecured term loan. The term loans bear interest at a rate per annum equal to the Eurodollar Rate plus a margin based on the Company’s debt ratings from time to time of between 0.75% and 1.63% in the case of the 3-year term loan, and a margin of between 0.88% and 1.75% in the case of the 5-year term loan. As a result of entering into the Term Loan Agreement and drawing on the available borrowings, the Company incurred fees of approximately $11.5 million. The Company recorded these costs as deferred financing costs and will amortize them on a straight-line basis through interest expense over the expected 3- and 5-year terms of the term loans. On November 10, 2017, the Company paid $300.0 million of principal on the 3-year unsecured term loan using cash on hand as of October 28, 2017. This amount was not contractually due under the terms of the loan. As such this amount was classified as current in the Consolidated Balance Sheet as of October 28, 2017.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes, and together with the 2021 Notes, the December 2023 Notes and the 2026 Notes, the Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The net proceeds of the offering were $2.1 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the Notes. The Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of October 28, 2017, the Company was compliant with these covenants. The Notes rank without preference or priority among themselves and equally in right of payment with all other existing and future senior unsecured debt and senior in right of payment to all of the Company's future subordinated debt. The issuance of the Notes replaced the remaining $2.5 billion of the 364-day Bridge Commitment.
The Company’s debt consisted of the following as of October 28, 2017 and October 29, 2016:

	October 28, 2017		October 29, 2016
	Principal	Unamortized discount and debt issuance costs	Principal	Unamortized discount and debt issuance costs
3-Year term loan	$1,650,000	$3,270	$—	$—
5-Year term loan	2,100,000	4,727	—	—
2021 Notes, due December 2021	400,000	3,756	—	—
2023 Notes, due June 2023	500,000	3,434	500,000	4,047
2023 Notes, due December 2023	550,000	5,392	—	—
2025 Notes, due December 2025	850,000	7,154	850,000	8,034
2026 Notes, due December 2026	900,000	11,655	—	—
2036 Notes, due December 2036	250,000	3,983	—	—
2045 Notes, due December 2045	400,000	5,545	400,000	5,742
Total Long-Term Debt	$7,600,000	$48,916	$1,750,000	$17,823
3-Year term loan, current	300,000	—	—	—
Total Current Debt	$300,000	$—	$—	$—
Total Debt	$7,900,000	$48,916	$1,750,000	$17,823

17.	Subsequent Events
On November 10, 2017, the Company repaid $300.0 million of principal on its 3-year unsecured term loan facility. This amount was not contractually due under the terms of the loan. As such this amount is classified as current in the Consolidated Balance Sheet as of October 28, 2017.
On November 20, 2017, the Board of Directors of the Company declared a cash dividend of $0.45 per outstanding share of common stock. The dividend will be paid on December 12, 2017 to all shareholders of record at the close of business on December 1, 2017.

ANALOG DEVICES, INC.
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited) (thousands, except per share amounts and as noted)
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. The Company's interim periods operates on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The Company's fiscal year quarterly financial information for fiscal 2017 and fiscal 2016 include results of operations of Linear from March 10, 2017:

	4Q17	3Q17	2Q17	1Q17	4Q16	3Q16	2Q16	1Q16
Revenue	1,541,170	1,433,902	1,147,982	984,449	1,003,623	869,591	778,766	769,429
Cost of sales	535,145	667,278	507,539	335,945	336,936	297,301	267,863	292,136
Gross margin	1,006,025	766,624	640,443	648,504	666,687	572,290	510,903	477,293
% of Revenue	65.3%	53.5%	55.8%	65.9%	66.4%	65.8%	65.6%	62.0%
Research and development	273,746	275,670	235,232	183,954	172,926	163,227	160,235	157,428
Selling, marketing, general and administrative	185,721	183,980	190,686	130,659	118,881	122,909	112,186	107,462
Special charges	—	—	—	49,463	—	—	13,684	—
Other operating expense	—	—	—	—	—	—	—	—
Amortization of intangibles	98,348	112,153	68,690	18,160	17,899	17,447	17,419	17,358
Total operating expenses	557,815	571,803	494,608	382,236	309,706	303,583	303,524	282,248
Operating income	448,210	194,821	145,835	266,268	356,981	268,707	207,379	195,045
% of Revenue	29%	14%	13%	27%	36%	31%	27%	25%
Nonoperating (income) expenses:
Interest expense (a)	63,517	73,073	71,636	42,614	38,764	18,476	18,455	13,062
Interest income	(2,388)	(5,524)	(12,421)	(10,000)	(7,114)	(5,665)	(5,243)	(3,199)
Other, net	5,417	474	(94)	345	1,897	(504)	(743)	3,005
Total nonoperating (income) expense	66,546	68,023	59,121	32,959	33,547	12,307	12,469	12,868
Income before income taxes	381,664	126,798	86,714	233,309	323,434	256,400	194,910	182,177
% of Revenue	25%	9%	8%	24%	32%	29%	25%	24%
Provision for income taxes (b)	34,014	57,882	(6,850)	16,180	27,277	25,970	24,337	17,673
Net income	347,650	68,916	93,564	217,129	296,157	230,430	170,573	164,504
% of Revenue	23%	5%	8%	22%	30%	26%	22%	21%
Basic earnings per common share	0.94	0.18	0.27	0.70	0.96	0.75	0.55	0.53
Diluted earnings per common share	0.93	0.18	0.27	0.69	0.95	0.74	0.55	0.52
Shares used to compute earnings per share (in thousands):
Basic	368,043	367,315	341,316	308,786	307,854	307,135	308,790	311,166
Diluted	372,053	371,159	345,654	313,076	311,633	310,558	312,250	314,793
Dividends declared per share	0.45	0.45	0.45	0.42	0.42	0.42	0.42	0.40

a) Interest expense in fiscal 2017 and the fourth quarter of fiscal 2016 includes interest and fees associated with financing commitments entered into in connection with the Acquisition.
b) Provision for income taxes in the second quarter of fiscal 2017 included a tax benefit of $15.0 million for the release of a state tax credit valuation allowance as a result of the Acquisition. Provision for income taxes in the third quarter of fiscal 2017 included approximately $98.2 million of tax expense incurred during the quarter as part of the post-Acquisition integration, partially offset by a tax benefit of $50.5 million related to the reduction of reserves and related interest resulting from the U.S. Tax Court’s favorable ruling, as well as lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of October 28, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 28, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of October 28, 2017. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of October 28, 2017, our internal control over financial reporting is effective based on those criteria.
Management excluded from its assessment of the Company’s internal control over financial reporting as of October 28, 2017, the internal control over financial reporting of Linear Technology Corporation (Linear), which was acquired by the Company on March 10, 2017.  This exclusion is consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition.  Total and net assets of Linear as October 28, 2017, excluding goodwill and other intangible assets, which are included in management’s assessment of internal control over financial reporting as of October 28, 2017, were approximately $864.5 million and $106.9 million, respectively. Linear represented $913.2 million of our consolidated net revenues for the year ended October 28, 2017. See a discussion of this acquisition in Note 6, Acquisitions, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting. This report appears below.

(c) Attestation Report of the Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

We have audited Analog Devices, Inc.’s internal control over financial reporting as of October 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Analog Devices, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Linear Technology Corporation, which is included in the 2017 consolidated financial statements of Analog Devices, Inc. and constituted $864.5 million and $106.9 million of total and net assets, respectively, as of October 28, 2017 and $913.2 million of revenues for the year then ended. Our audit of internal control over financial reporting of Analog Devices, Inc. also did not include an evaluation of the internal control over financial reporting of Linear Technology Corporation.

In our opinion, Analog Devices, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 28, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Analog Devices, Inc. as of October 28, 2017 and October 29, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended October 28, 2017 of Analog Devices, Inc. and our report dated November 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
November 22, 2017

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item relating to our directors and nominees is contained under the caption “Proposal 1 — Election of Directors” contained in our 2018 proxy statement to be filed with the U.S. Securities and Exchange Commission (the SEC) within 120 days after October 28, 2017 and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 proxy statement to be filed with the SEC within 120 days after October 28, 2017 and is incorporated herein by reference.
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
During fiscal 2017, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2017 proxy statement.
Information required by this item relating to the audit committee of our Board of Directors is contained under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” in our 2018 proxy statement to be filed with the SEC within 120 days after October 28, 2017 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is contained under the captions “Corporate Governance — Director Compensation” and “Information About Executive Compensation” in our 2018 proxy statement to be filed with the SEC within 120 days after October 28, 2017 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item relating to security ownership of certain beneficial owners and management is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2018 proxy statement to be filed with the SEC within 120 days after October 28, 2017 and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in our 2018 proxy statement to be filed with the SEC within 120 days after October 28, 2017 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item relating to transactions with related persons is contained under the caption “Corporate Governance — Certain Relationships and Related Transactions” in our 2018 proxy statement to be filed with the SEC within 120 days after October 28, 2017 and is incorporated herein by reference. Information required by this item relating to director independence is contained under the caption “Corporate Governance — Determination of Independence” in our 2018 proxy statement to be filed with the SEC within 120 days after October 28, 2017 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” in our 2018 proxy statement to be filed with the SEC within 120 days after October 28, 2017 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended October 28, 2017, October 29, 2016 and October 31, 2015

—	Consolidated Statements of Comprehensive Income for the years ended October 28, 2017, October 29, 2016 and October 31, 2015

—	Consolidated Balance Sheets as of October 28, 2017 and October 29, 2016

—	Consolidated Statements of Shareholders’ Equity for the years ended October 28, 2017, October 29, 2016 and October 31, 2015

—	Consolidated Statements of Cash Flows for the years ended October 28, 2017, October 29, 2016 and October 31, 2015

2. Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the Notes thereto.

3.	Exhibits

Exhibit No.	Description
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

4.4
Supplemental Indenture, dated December 5, 2016, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on December 5, 2016 and incorporated herein by reference.

Exhibit No.	Description
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

*10.4
Third Amendment to the Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017 (File No. 1-7819) as filed with the Commission on August 30, 2017 and incorporated herein by reference.

*10.5
Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company, filed as exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.

*10.6
First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005, filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.

*10.7
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

*10.10
Analog Devices, Inc. Amended and Restated 2010 Equity Incentive Plan, filed as Exhibit 4.2 to the Post-Effective Amendment No. 1 on Form S-8 to the Company's Registration Statement on Form S-4 (File No. 333-213454) as filed with the Commission on March 15, 2017 and incorporated herein by reference.

*10.11
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2017 (File No. 1-7819) as filed with the Commission on February 15, 2017 and incorporated herein by reference.

*10.12
Form of Non-Qualified Stock Option Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2017 (File No. 1-7819) as filed with the Commission on February 15, 2017 and incorporated herein by reference.

*10.13
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2017 (File No. 1-7819) as filed with the Commission on February 15, 2017 and incorporated herein by reference.

*10.14
Form of Performance Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2017 (File No. 1-7819) as filed with the Commission on February 15, 2017 and incorporated herein by reference.

*10.15
Form of Restricted Stock Unit Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2017 (File No. 1-7819) as filed with the Commission on February 15, 2017 and incorporated herein by reference.

*10.16
Form of Analog Devices, Inc. Equity Award Conversion Notice to Linear employees, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017 (File No. 1-7819) as filed with the Commission on May 31, 2017 and incorporated herein by reference.

Exhibit No.	Description
*10.17
Form of Linear Integration Performance Restricted Stock Unit Agreement for Employees for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 11, 2017 and incorporated by reference herein.

*10.18
Analog Devices BV (Ireland) Employee Stock Option Program, as amended, filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002 (File No. 1-7819) as filed with the Commission on January 29, 2003 and incorporated herein by reference.

*10.19
2017 Executive Performance Incentive Plan, filed as exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 29, 2016 (File No. 1-7819) as filed with the Commission on November 22, 2016 and incorporated herein by reference.

*10.20
Linear Technology Executive Bonus Plan, filed as Appendix A to Linear Technology Corporation's 2014 Definitive Proxy Statement on Schedule 14A (File No. 000-14864), as filed with the Commission on September 26, 2014.

*10.21
Analog Devices, Inc. Executive Section 162(m) plan, as amended, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013 (File No. 1-7819) as filed with the Commission on May 21, 2013 and incorporated herein by reference.

*10.22
Separation Agreement between Analog Devices, Inc. and David A. Zinsner, dated March 27, 2017, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017 (File No. 1-7819) as filed with the Commission on May 31, 2017 and incorporated herein by reference.

*10.23
Form of Employee Retention Agreement, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.24
Change of Control Severance Agreement between Linear Technology Corporation and Steve Pietkiewicz, dated July 25, 2017,filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017 (File No. 1-7819) as filed with the Commission on August 30, 2017 and incorporated herein by reference.

*10.25
Employee Retention Agreement between the Company and Steve Pietkiewicz, dated July 25, 2017, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017 (File No. 1-7819) as filed with the Commission on August 30, 2017 and incorporated herein by reference.

*10.26
Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.27
Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

†*10.28	Offer Letter for Prashanth Mahendra-Rajah, dated August 4, 2017.
*10.29
Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

*10.30
Employment Agreement between Hittite Microwave Corporation and Rick D. Hess dated March 13, 2013, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015 (File No. 1-7819) as filed with the Commission on February 17, 2015 and incorporated herein by reference.

*10.31
Amendment No. 1 to Employment Agreement between Hittite Microwave Corporation and Rick D. Hess dated August 27, 2013, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015 (File No. 1-7819) as filed with the Commission on February 17, 2015 and incorporated herein by reference.

*10.32
Amendment No. 2 to Employment Agreement between Hittite Microwave Corporation and Rick D. Hess dated April 9, 2014, filed as exhibit 10.2 to Hittite Microwave Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (File No. 000-51448) as filed with the Commission on May 6, 2014 and incorporated herein by reference.

*10.33
Amendment No. 3 to Employment Agreement with Rick D. Hess dated June 9, 2014, filed as exhibit d(3) to the Company's Tender Offer Statement on Schedule TO-T (File No, 005-81515) as filed with the Commission on June 23, 2014 and incorporated herein by reference.

*10.34
Amendment No. 4 to Employment Agreement with Rick D. Hess dated June 9, 2014, filed as exhibit d(4) to the Company’s Tender Offer Statement on Schedule TO-T (File No. 005-81515) as filed with the Commission on June 23, 2014 and incorporated herein by reference.

Exhibit No.	Description
*10.35
Amendment No. 5 to Employment Agreement with Rick D. Hess dated October 31, 2014, filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015 (File No. 1-7819) as filed with the Commission on February 17, 2015 and incorporated herein by reference.

*10.36
Amendment No. 6 to Employment Agreement with Rick D. Hess, dated June 13, 2017, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on June 15, 2017 and incorporated herein by reference.

10.37
Credit Agreement, dated as of September 23, 2016, among Analog Devices, Inc., as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on September 26, 2016 and incorporated herein by reference.

10.38
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended October 28, 2017, October 29, 2016 and October 31, 2015, (ii) Consolidated Balance Sheets as of October 28, 2017 and October 29, 2016, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 28, 2017, October 29, 2016 and October 31, 2015, (iv) Consolidated Statements of Comprehensive Income for the years ended October 28, 2017, October 29, 2016 and October 31, 2015, (v) Consolidated Statements of Cash Flows for the years ended October 28, 2017, October 29, 2016 and October 31, 2015, (vi) Notes to Consolidated Financial Statements for the years ended October 28, 2017, October 29, 2016 and October 31, 2015.

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED OCTOBER 28, 2017
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended October 28, 2017, October 29, 2016 and October 31, 2015

(dollar amounts in thousands)

Description	Balance at Beginning of Period	Additions (Reductions) Charged to Income Statement	Other	Deductions	Balance at End of Period
Accounts Receivable Reserves and Allowances:
Year ended October 31, 2015	$2,919	$2,686	$—	$3,524	$2,081
Year ended October 29, 2016	$2,081	$3,936	$—	$900	$5,117
Year ended October 28, 2017	$5,117	$12,284	$—	$10,188	$7,213
Valuation Reserve for Deferred Tax Asset:
Year ended October 31, 2015	$52,064	$4,876	$—	$4,265	$52,675
Year ended October 29, 2016	$52,675	$13,658	$761	$—	$67,094
Year ended October 28, 2017	$67,094	$(7,778)		$5,529	$53,787

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ VINCENT ROCHE
Vincent Roche President and Chief Executive Officer (Principal Executive Officer)
Date: November 22, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata	Chairman of the Board	November 22, 2017
Ray Stata

/s/ Vincent Roche	President and Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2017
Vincent Roche

/s/ Prashanth Mahendra-Rajah	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 22, 2017
Prashanth Mahendra-Rajah

/s/ Eileen Wynne	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 22, 2017
Eileen Wynne

/s/ James A. Champy	Director	November 22, 2017
James A. Champy

/s/ Bruce R. Evans	Director	November 22, 2017
Bruce R. Evans

/s/ Edward H. Frank	Director	November 22, 2017
Edward H. Frank

/s/ Mark M. Little	Director	November 22, 2017
Mark M. Little

/s/ Neil Novich	Director	November 22, 2017
Neil Novich

/s/ Kenton J. Sicchitano	Director	November 22, 2017
Kenton J. Sicchitano

/s/ Lisa T. Su	Director	November 22, 2017
Lisa T. Su