Form 10-Q
period 2018-02-03
ANALOG DEVICES INC
filed 2018-02-28
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 3, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of February 3, 2018 there were 369,803,589 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended
	February 3, 2018	January 28, 2017
Revenue	$1,518,624	$984,449
Cost of sales (1)	483,434	335,945
Gross margin	1,035,190	648,504
Operating expenses:
Research and development (1)	288,597	183,954
Selling, marketing, general and administrative (1)	176,908	130,659
Amortization of intangibles	107,019	18,160
Special charges	57,318	49,463
	629,842	382,236
Operating income	405,348	266,268
Nonoperating expense (income):
Interest expense	68,030	42,614
Interest income	(2,092)	(10,000)
Other, net	556	345
	66,494	32,959
Income before income taxes	338,854	233,309
Provision for income taxes	70,682	16,180
Net income	$268,172	$217,129
Shares used to compute earnings per common share – basic	369,093	308,786
Shares used to compute earnings per common share – diluted	374,189	313,076
Basic earnings per common share	$0.72	$0.70
Diluted earnings per common share	$0.71	$0.69
Dividends declared and paid per share	$0.45	$0.42
(1) Includes stock-based compensation expense as follows:
Cost of sales	$4,221	$1,944
Research and development	$19,728	$7,021
Selling, marketing, general and administrative	$13,953	$7,564
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended
	February 3, 2018	January 28, 2017
Net income	$268,172	$217,129
Foreign currency translation adjustments	10,171	(4,962)
Change in fair value of available-for-sale securities (net of taxes of $0 and $4, respectively)	(2)	219
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $2,094 and $1,395, respectively)	8,350	2,085
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $103 and $101 respectively)	(1,517)	179
Other comprehensive income	17,002	(2,479)
Comprehensive income	$285,174	$214,650

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except share and per share amounts)

	February 3, 2018	October 28, 2017
ASSETS
Current Assets
Cash and cash equivalents	$827,550	$1,047,838
Accounts receivable	709,761	688,953
Inventories (1)	559,720	550,816
Prepaid income tax	4,940	3,522
Prepaid expenses and other current assets	75,775	60,209
Total current assets	2,177,746	2,351,338
Property, Plant and Equipment, at Cost
Land and buildings	801,191	794,456
Machinery and equipment	2,412,970	2,368,215
Office equipment	68,144	66,493
Leasehold improvements	84,698	75,263
	3,367,003	3,304,427
Less accumulated depreciation and amortization	2,251,586	2,197,123
Net property, plant and equipment	1,115,417	1,107,304
Other Assets
Deferred compensation plan investments	38,847	32,572
Other investments	26,246	24,838
Goodwill	12,224,141	12,217,455
Intangible assets, net	5,182,355	5,319,425
Deferred tax assets	31,000	32,322
Other assets	57,563	56,040
Total other assets	17,560,152	17,682,652
	$20,853,315	$21,141,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$223,107	$236,629
Deferred income on shipments to distributors, net	529,532	473,972
Income taxes payable	48,599	86,905
Debt, current	50,000	300,000
Accrued liabilities	385,310	498,826
Total current liabilities	1,236,548	1,596,332
Non-current liabilities
Long-term debt	7,384,856	7,551,084
Deferred income taxes	981,866	1,674,683
Deferred compensation plan liability	38,847	32,572
Income taxes payable	742,390	49,583
Other non-current liabilities	121,029	75,500
Total non-current liabilities	9,268,988	9,383,422
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 369,803,589 shares outstanding (368,635,788 on October 28, 2017)	61,635	61,441
Capital in excess of par value	5,318,109	5,250,519
Retained earnings	5,012,392	4,910,939
Accumulated other comprehensive loss	(44,357)	(61,359)
Total shareholders’ equity	10,347,779	10,161,540
	$20,853,315	$21,141,294

(1)	Includes $5,270 and $5,373 related to stock-based compensation at February 3, 2018 and October 28, 2017, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Three Months Ended
	February 3, 2018	January 28, 2017 (as adjusted, See Note 1)
Cash flows from operating activities:
Net income	$268,172	$217,129
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	56,415	34,379
Amortization of intangibles	142,050	19,947
Stock-based compensation expense	37,902	16,529
Deferred income taxes	(691,496)	(7,055)
Other non-cash activity	6,762	13,071
Changes in operating assets and liabilities	568,883	28,594
Total adjustments	120,516	105,465
Net cash provided by operating activities	388,688	322,594
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	—	(326,908)
Maturities of short-term available-for-sale investments	—	1,844,380
Sales of short-term available-for-sale investments	—	287,601
Additions to property, plant and equipment	(63,222)	(28,337)
Payments for acquisitions, net of cash acquired	—	(1,036)
Changes in other assets	(1,278)	(5,946)
Net cash (used for) provided by investing activities	(64,500)	1,769,754
Cash flows from financing activities:
Proceeds from debt	—	2,072,306
Payments of deferred financing fees	—	(5,625)
Proceeds from derivative instruments	—	3,904
Debt repayments	(420,000)	—
Dividend payments to shareholders	(166,719)	(129,683)
Repurchase of common stock	(7,930)	(3,106)
Proceeds from employee stock plans	37,812	34,432
Changes in other financing activities	8,811	2,221
Net cash (used for) provided by financing activities	(548,026)	1,974,449
Effect of exchange rate changes on cash	3,550	(666)
Net (decrease) increase in cash and cash equivalents	(220,288)	4,066,131
Cash and cash equivalents at beginning of period	1,047,838	921,132
Cash and cash equivalents at end of period	$827,550	$4,987,263
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 3, 2018
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended October 28, 2017 (fiscal 2017) and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 2018 (fiscal 2018) or any future period.
On March 10, 2017 (Acquisition Date), the Company completed the acquisition of Linear Technology Corporation (Linear), a designer, manufacturer and marketer of high performance analog integrated circuits. The acquisition of Linear is referred to as the Acquisition. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q include the financial results of Linear prospectively from the Acquisition Date. See Note 13, Acquisitions, of these Notes to Condensed Consolidated Financial Statements for further information.
Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2018 presentation. In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). As a result of the adoption of ASU 2016-09 in the first quarter of fiscal 2018, excess tax benefits from share-based payments are presented within operating activities in the Consolidated Statements of Cash Flows. We applied this change in presentation retrospectively and have adjusted the prior year presentation by removing the reclass of $8.1 million of excess tax benefit-stock options from net cash provided by operating activities to net cash provided by financing activities. All other reclassified amounts are immaterial.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2018 is a 53-week fiscal year and fiscal 2017 was a 52-week fiscal year. The additional week in fiscal 2018 is included in the first quarter ended February 3, 2018. Therefore, the first quarter of fiscal 2018 included 14 weeks of operations and the first quarter of fiscal 2017 included 13 weeks of operations.

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
As of February 3, 2018 and October 28, 2017, the Company had gross deferred revenue of $656.3 million and $589.5 million, respectively, and gross deferred cost of sales of $126.8 million and $115.5 million, respectively.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three-month periods ended February 3, 2018 and January 28, 2017 were not material.

Note 3 – Stock-Based Compensation
A summary of the Company’s stock option activity as of February 3, 2018 and changes during the three-month period then ended is presented below:

Activity during the Three Months Ended February 3, 2018	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at October 28, 2017	9,347	$52.27
Options granted	21	$91.63
Options exercised	(1,005)	$37.66
Options forfeited	(113)	$62.38
Options expired	(7)	$29.91
Options outstanding at February 3, 2018	8,243	$54.04	6.3	$289,183
Options exercisable at February 3, 2018	3,934	$43.51	4.7	$179,426
Options vested or expected to vest at February 3, 2018 (1)	7,968	$53.52	6.2	$283,587

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three-month period ended February 3, 2018, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $53.9 million, and the total amount of proceeds received by the Company from the exercise of these options was $37.8 million.
During the three-month period ended January 28, 2017, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $35.6 million, and the total amount of proceeds received by the Company from the exercise of these options was $34.4 million.
A summary of the Company’s restricted stock unit/award activity as of February 3, 2018 and changes during the three-month period then ended is presented below:

Activity during the Three Months Ended February 3, 2018	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 28, 2017	5,680	$71.88
Units/Awards granted	281	$87.15
Restrictions lapsed	(241)	$75.11
Forfeited	(173)	$70.98
Restricted stock units/awards outstanding at February 3, 2018	5,547	$72.66

As of February 3, 2018, there was $349.2 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units/awards. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total grant-date fair value of shares that vested during the three-month period ended February 3, 2018 was approximately $20.4 million. The total grant-date fair value of shares that vested during the three-month period ended January 28, 2017 was approximately $5.1 million.

Note 4 – Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first three months of fiscal 2018.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities	Unrealized holding (losses) on available for sale securities	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 28, 2017	$(22,489)	$1	$(1)	$(10,879)	$(27,991)	$(61,359)
Other comprehensive income (loss) before reclassifications	10,171	1	(3)	13,127	(1,841)	21,455
Amounts reclassified out of other comprehensive income (loss)	—	—	—	(2,683)	427	(2,256)
Tax effects	—	1	(1)	(2,094)	(103)	(2,197)
Other comprehensive income (loss)	10,171	2	(4)	8,350	(1,517)	17,002
February 3, 2018	$(12,318)	$3	$(5)	$(2,529)	$(29,508)	$(44,357)
The amounts reclassified out of accumulated OCI with presentation location during each period were as follows:

	Three Months Ended
Comprehensive Income Component	February 3, 2018	January 28, 2017	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$(1,275)	$1,700	Cost of sales
	(1,069)	1,014	Research and development
	(969)	1,093	Selling, marketing, general and administrative
Interest rate derivatives	630	529	Interest expense
	(2,683)	4,336	Total before tax
	344	(855)	Tax
	$(2,339)	$3,481	Net of tax

Amortization of pension components
Transition obligation	$2	$3	(a)
Prior service credit	—	(2)	(a)
Actuarial losses	425	455	(a)
	427	456	Total before tax
	(103)	(101)	Tax
	$324	$355	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$(2,015)	$3,836
______________
a) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 13, Retirement Plans, contained in Item 8 of the Annual Report on Form 10-K for the fiscal year ended October 28, 2017.
The Company estimates $5.9 million, net of tax, of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months. There was no material ineffectiveness related to designated forward foreign currency derivative instruments in the three-month periods ended February 3, 2018 and January 28, 2017.
As of February 3, 2018, the Company held 11 investment securities, 5 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $99.9 million. As of October 28, 2017, the Company held 18 investment securities, 8 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $143.9 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at February 3, 2018 and October 28, 2017.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	February 3, 2018	January 28, 2017
Net Income	$268,172	$217,129
Less: income allocated to participating securities	1,243	—
Net income allocated to common stockholders	$266,929	$217,129

Basic shares:
Weighted-average shares outstanding	369,093	308,786
Earnings per common share basic:	$0.72	$0.70
Diluted shares:
Weighted-average shares outstanding	369,093	308,786
Assumed exercise of common stock equivalents	5,096	4,290
Weighted-average common and common equivalent shares	374,189	313,076
Earnings per common share diluted:	$0.71	$0.69
Anti-dilutive shares related to:
Outstanding share-based awards	1,472	66

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
The following tables display the special charges taken for ongoing actions and a roll-forward from October 28, 2017 to February 3, 2018 of the employee separation and exit cost accruals established related to these actions.

	Closure of Manufacturing Facilities	Reduction of Operating Costs Action	Early Retirement Action	Total Special Charges
Statements of Income
Fiscal 2016 - Workforce reductions	$—	$13,684	$—	13,684
Fiscal 2017 - Workforce reductions	$—	$8,126	$41,337	$49,463
Fiscal 2018 - Workforce reductions	$41,201	$16,117	$—	$57,318

Accrued Restructuring	Closure of Manufacturing Facilities	Reduction of Operating Costs Action	Early Retirement Action
Balance at October 28, 2017	$—	$5,137	$32,211
Fiscal 2018 special charges	41,201	16,117	—
Severance and other payments	—	(2,798)	(6,461)
Effect of foreign currency on accrual	—	66	—
Balance at February 3, 2018	$41,201	$18,522	$25,750

Closure of Manufacturing Facilities
During the first quarter of fiscal 2018, the Company recorded a special charge of $41.2 million as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the Acquisition. Over the next three to five years, the Company plans to close its Hillview wafer fabrication facility located in Milpitas, California and its Singapore test facility. The Company intends to transfer Hillview wafer fabrication production to its other internal facilities and to external foundries. In addition, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, in addition to its outsourced assembly and test partners. The special charge was for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 1,249 manufacturing, engineering and SMG&A employees. As of February 3, 2018, the Company still employed all employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits. The accrual related to this action is included in other non-current liabilities in the condensed consolidated balance sheet as of February 3, 2018.

Reduction of Operating Costs Action
During the second quarter of fiscal 2016, the Company recorded special charges of approximately $13.7 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of February 3, 2018, the Company still employed 6 of the 123 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefits.
During the first quarter of fiscal 2017, the Company recorded special charges of approximately $8.1 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 177 manufacturing, engineering and SMG&A employees. As of February 3, 2018, the Company still employed 7 of the 177 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.
During the first quarter of fiscal 2018, the Company recorded special charges of approximately $16.1 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 126 manufacturing, engineering and SMG&A employees. As of February 3, 2018, the Company still employed 61 of the 126 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.

The accrual related to these actions is include in accrued liabilities in the condensed consolidated balance sheet as of February 3, 2018.

Early Retirement Offer Action
During the first quarter of fiscal 2017, the Company initiated an early retirement offer. This resulted in a special charge of approximately $41.3 million for severance, related benefits and other costs in accordance with this program for 225 manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees. As of February 3,

2018, the Company still employed 5 of the 225 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.
The accrual related to this action is include in accrued liabilities in the condensed consolidated balance sheet as of February 3, 2018.

Note 7 – Segment Information
In the first quarter of fiscal 2018, the Company completed organizational changes designed to integrate the operations of Linear into the Company’s organizational structure and to reflect the evolution of the Company's markets. As a result of these organizational changes, the Company re-evaluated its reporting structure under the new organization and concluded that the Company continues to operate in one reportable segment based on the aggregation of eight operating segments. The Company designs, develops, manufactures and markets a broad range of integrated circuits (ICs). The Chief Executive Officer has been identified as the Company's Chief Operating Decision Maker. The Company has determined that all of the Company's operating segments share the following similar economic characteristics, and therefore meet the criteria established for operating segments to be aggregated into one reportable segment, namely:
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
All of the Company's operating segments share similar economic characteristics, including long-term gross margins. The causes for variation in operating and financial performance are the same among the Company's operating segments and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. Lastly, the number and composition of employees and the amounts and types of tools and materials required for production of products are proportionately similar for each operating segment.
Revenue Trends by End Market
The following table summarizes revenue by end market for the three-month periods ended February 3, 2018 and January 28, 2017. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	February 3, 2018			January 28, 2017
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$743,623	49%	87%	$396,784	40%
Automotive	252,170	17%	76%	142,962	15%
Consumer	238,506	16%	(12)%	270,293	27%
Communications	284,325	19%	63%	174,410	18%
Total revenue	$1,518,624	100%	54%	$984,449	100%
* The sum of the individual percentages may not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary end customer location, for the three-month periods ended February 3, 2018 and January 28, 2017 were as follows:

	Three Months Ended
Region	February 3, 2018	January 28, 2017
United States	$539,775	$430,998
Rest of North and South America	24,486	22,957
Europe	358,236	226,335
Japan	181,225	88,891
China	268,124	152,983
Rest of Asia	146,778	62,285
Total revenue	$1,518,624	$984,449
In the three-month periods ended February 3, 2018 and January 28, 2017, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, the Netherlands and Sweden; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that are accounted for at fair value on a recurring basis as of February 3, 2018 and October 28, 2017. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of February 3, 2018 and October 28, 2017, the Company held $306.0 million and $296.2 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	February 3, 2018
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$391,726	$—	$391,726
Corporate obligations (1)	—	129,784	129,784
Other assets:
Deferred compensation investments	39,841	—	39,841
Interest rate derivatives	—	5,572	5,572
Forward foreign currency exchange contracts (2)	—	10,522	10,522
Total assets measured at fair value	$431,567	$145,878	$577,445

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of February 3, 2018 was $129.8 million.

(2)
The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 9, Derivatives, of these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.

	October 28, 2017
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$512,882	$—	$512,882
Corporate obligations (1)	—	238,796	238,796
Other assets:
Deferred compensation investments	33,510	—	33,510
Interest rate derivatives	—	2,966	2,966
Total assets measured at fair value	$546,392	$241,762	$788,154
Liabilities
Forward foreign currency exchange contracts (2)	—	1,527	1,527
Total liabilities measured at fair value	$—	$1,527	$1,527

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of October 28, 2017 was $238.9 million.

(2)
The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 9, Derivatives, of these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.

In addition to the above, the Company has recognized contingent consideration payable at fair value (Level 3 measure) of $7.7 million and $7.8 million as of February 3, 2018 and October 28, 2017, respectively. The changes in fair value in those periods ended were not material.
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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The carrying amounts of the term loans approximate fair value. The term loans are classified as Level 2 measurements according to the fair value hierarchy. The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	February 3, 2018		October 28, 2017
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan	$1,530,000	1,530,000	1,950,000	1,950,000
5-Year term loan	2,100,000	2,100,000	2,100,000	2,100,000
2021 Notes, due December 2021	400,000	393,128	400,000	399,530
2023 Notes, due June 2023	500,000	489,917	500,000	498,582
2023 Notes, due December 2023	550,000	543,756	550,000	554,411
2025 Notes, due December 2025	850,000	866,552	850,000	884,861
2026 Notes, due December 2026	900,000	884,966	900,000	902,769
2036 Notes, due December 2036	250,000	258,660	250,000	259,442
2045 Notes, due December 2045	400,000	463,074	400,000	460,588
Total Debt	$7,480,000	$7,530,053	$7,900,000	$8,010,183

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
The total notional amount of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of February 3, 2018 and October 28, 2017 was $205.9 million and $194.3 million, respectively. The fair value of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of February 3, 2018 and October 28, 2017 was as follows:

		Fair Value At
	Balance Sheet Location	February 3, 2018	October 28, 2017
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$8,593	$257
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of February 3, 2018 and October 28, 2017, the total notional amount of these undesignated hedges was $94.8 million and $100.4 million, respectively. The fair value of these hedging instruments in the

Company’s condensed consolidated balance sheets was an asset of $1.9 million as of February 3, 2018 and a liability of $1.8 million as of October 28, 2017.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis. As of February 3, 2018 and October 28, 2017, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's condensed consolidated balance sheet:

	February 3, 2018	October 28, 2017
Gross amount of recognized assets (liabilities)	$11,645	$(5,039)
Gross amounts of recognized (liabilities) assets offset in the condensed consolidated balance sheet	(1,123)	3,512
Net assets (liabilities) presented in the condensed consolidated balance sheet	$10,522	$(1,527)
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of February 3, 2018 and October 28, 2017, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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

Note 10 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level, which we have determined is consistent with our operating segments, on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist or the Company reorganizes its reporting units. In the first quarter of fiscal 2018, the Company completed organizational changes designed to integrate the operations of Linear into the Company’s organizational structure and to reflect the evolution of the Company's markets. The Company performed an impairment analysis immediately prior to and subsequent to the reorganization and evaluated goodwill for impairment as of the date of reorganization. The goodwill impairment test requires an entity to compare the fair value of a reporting unit with its carrying amount. The Company determines the fair value of its reporting units using a weighting of the income and market approaches. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method, the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to estimate their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, the Company reconciles the aggregate estimated fair values of its reporting units determined to its current market capitalization, allowing for a reasonable control premium. If the carrying amount of a reporting unit, calculated using the above approaches, exceeds the reporting unit’s fair value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, the Company considers income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. There was no impairment of goodwill in any period presented. The Company's next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2018 unless indicators arise that would require the Company to re-evaluate at an earlier date. The following table presents the changes in goodwill during the first three months of fiscal 2018:

Three Months Ended
February 3, 2018
Balance as of October 28, 2017	$12,217,455
Goodwill related to acquisition of Linear (Note 13)	1,647
Foreign currency translation adjustment	5,039
Balance as of February 3, 2018	$12,224,141
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
As of February 3, 2018 and October 28, 2017, the Company’s intangible assets consisted of the following:

	February 3, 2018		October 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$4,688,167	$553,710	$4,683,461	$449,369
Technology-based	1,097,078	137,034	1,097,025	101,920
Trade-name	72,800	9,559	72,800	6,906
IPR&D	24,613	—	24,334	—
Total (1)(2)	$5,882,658	$700,303	$5,877,620	$558,195
___________
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation.
(2) Increases in intangible assets primarily relate to the Acquisition and other acquisitions. See Note 13, Acquisitions, of these Notes to Condensed Consolidated Financial Statements for further information.

Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.
For the three-month periods ended February 3, 2018 and January 28, 2017, amortization expense related to finite-lived intangible assets was $142.1 million and $19.9 million, respectively. The remaining amortization expense will be recognized over an estimated weighted average life of approximately 5.0 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2018	$424,435
2019	$563,097
2020	$562,859
2021	$562,438
2022	$559,508

Note 11 – Debt
On November 10, 2017, the Company paid $300.0 million of principal on its 3-year unsecured term loan using cash on hand as of October 28, 2017. This amount was not contractually due under the terms of the loan. As such, this amount was classified as current in the condensed consolidated balance sheet as of October 28, 2017. On January 10, 2018, the Company paid $120.0 million of principal on its 3-year unsecured term loan. This amount was not contractually due under the terms of the loan. Subsequent to the close of the first quarter of fiscal 2018, on February 12, 2018, the Company paid $50.0 million of principal on its 3-year unsecured term loan. This amount was not contractually due under the terms of the loan. As such this amount was classified as current in the condensed consolidated balance sheet as of February 3, 2018.

Note 12 – Inventories
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
Inventories at February 3, 2018 and October 28, 2017 were as follows:

	February 3, 2018	October 28, 2017
Raw materials	$37,753	$35,436
Work in process	359,809	376,476
Finished goods	162,158	138,904
Total inventories	$559,720	$550,816

Note 13 – Acquisitions
Linear Technology Corporation
On March 10, 2017 (Acquisition Date), the Company completed its acquisition of all of the voting interests of Linear, an independent manufacturer of high performance analog integrated circuits. The total consideration paid, which consisted of cash, common stock of the Company and share-based compensation awards, to acquire Linear was approximately $15.8 billion. The Company believes that the combination creates the premier analog technology company with the industry’s most comprehensive suite of high-performance analog offerings. The results of operations of Linear from the Acquisition Date are included in the Company’s condensed consolidated statements of income, condensed consolidated balance sheet, and condensed consolidated statement of cash flows for the three-month period ended February 3, 2018.
During the first quarter of fiscal 2018, the Company recorded acquisition accounting adjustments of $1.6 million to goodwill comprised of $4.7 million to intangible assets, $2.7 million to accounts receivable, $2.4 million to assumed liabilities and $1.1 million to deferred tax liabilities. The Acquisition accounting is not complete and additional information that existed at the Acquisition Date may become known to the Company during the remainder of the measurement period. As of the filing date of this Quarterly Report on Form 10-Q, the Company is still in the process of valuing the assets acquired with Linear’s business, including deferred income taxes.
The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the three-month period ended January 28, 2017 and the unaudited results of Linear for the three-month period ended January 28, 2017 and assumes that the Acquisition, which closed on March 10, 2017, was completed on November 1, 2015 (the first day of fiscal 2016). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, a step-up in the value of acquired inventory and property, plant and equipment, compensation expense for ongoing share-based compensation arrangements replaced and interest expense for the debt incurred to fund the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 1, 2015. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

(thousands, except per share data)	Pro Forma Three Months Ended
January 28, 2017
Revenue	$1,362,447
Net income	$233,398
Basic net income per common share	$0.64
Diluted net income per common share	$0.63
Other Acquisitions
The Company has not provided pro forma results of operations for any other acquisitions completed in the three-month periods ended February 3, 2018 or January 28, 2017 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

Note 14 – Income Taxes
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
The Company’s effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where the Company's income is earned. The Company's effective tax rate is generally lower than the U.S. federal statutory rate, primarily due to lower statutory tax rates applicable to the Company's operations in jurisdictions in which the Company earns a portion of its income.
The Tax Cuts and Jobs Act of 2017 (Tax Legislation), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. As of February 3, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Legislation. However, as described below the Company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time transition tax.

The Tax Legislation reduces the U.S. statutory tax rate from 35.0% to 21.0%, effective January 1, 2018, which results in a blended statutory income tax rate for the Company of 23.4% for fiscal 2018. For the fiscal year ending November 2, 2019 (fiscal 2019), the Company’s statutory income tax rate will be 21.0%.
During the three months ended February 3, 2018, the Company recorded a $639.7 million discrete tax benefit for the remeasurement of deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0%. This provisional benefit is subject to revision based on further analysis and interpretation of the Tax Legislation and to the extent that future results differ from currently available projections.
The Tax Legislation also implements a territorial tax system. As part of transitioning to the territorial tax system, the Tax Legislation includes a one-time transition tax based on our total post-1986 undistributed foreign earnings and profits that were previously deferred from U.S. income tax. During the three-month period ended February 3, 2018, the Company recorded a provisional tax expense amount for the one-time transition tax of $687.1 million, which is comprised of the $751.1 million transition tax liability less a deferred tax liability of $64.0 million recorded in prior years. This provisional estimate may be impacted by a number of additional considerations, including, but not limited to, the issuance of final tax regulations, the Company's ongoing analysis of the Tax Legislation, the Company's earnings and profits subject to the one-time transition tax, and estimated earnings and profits and foreign tax credit pools for fiscal 2018 as well as the amount of earnings and profits held in cash or other specified assets. The Company intends to elect to pay this transition tax starting in fiscal 2019 without incurring interest over a period of eight years. As a result, $60.1 million of the transition tax is classified as current taxes payable and $691.0 million is classified as non-current taxes payable.

The Company recorded a $10.0 million discrete benefit for excess tax benefits from share-based payments, pursuant to ASU 2016-09, which became effective for fiscal 2018.

Additionally, the Tax Legislation subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for tax years starting on or after January 1, 2018. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy relating to deferred taxes and as such, no tax impacts are included in the Company's financial statements for the three-month period ended February 3, 2018.
The Company historically asserted its intent to reinvest substantially all of its foreign earnings in foreign operations indefinitely. The Company is still in the process of analyzing the impact that the Tax Legislation has on its indefinite reinvestment assertion. Accordingly, no additional income taxes or withholding taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any outside basis difference inherent in these entities.
On December 22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the Tax Legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, the amount reported for the tax benefit from remeasuring the Company’s net deferred tax liabilities to the lower 21.0% statutory rate and the amount reported for the additional U.S. income tax resulting from the one-time mandatory deemed repatriation including the ongoing evaluation of the impact on the Company’s indefinite reinvestment assertions regarding undistributed earnings and profits, represents the Company's best estimate as it continues to accumulate and process data to finalize its underlying calculations and to review further guidance that regulators are expected to issue.  The Company is also analyzing other provisions of the Tax Legislation to determine if they will impact the Company's effective rate for fiscal 2018 or in the future.  The Company will continue to refine its adjustments through the permissible measurement period, which is not to extend beyond one year after the enactment date.
Many of the provision in the Tax Legislation may have U.S. state and local income tax implications. While some states automatically adopt federal tax law changes, others may conform their laws on a specific date or may choose to decouple from the new federal tax law provisions. As such, the Company has not sufficiently analyzed the impact of the new Tax Legislation on its state and local income tax, and therefore did not record a provisional amount, but instead continues to apply Accounting Standards Codification Topic 740, Income Taxes, based on the provisions of the tax law that were in effect immediately prior to the Tax Legislation being enacted. The Company expects to complete its analysis of the effects on state and local income taxes on or before December 22, 2018 as allowed in SAB 118.
All of the Company’s U.S. federal tax returns prior to fiscal year 2014 are no longer subject to examination. An IRS audit for the pre-acquisition fiscal year 2015 has been initiated for Linear.

All of the Company’s Ireland tax returns prior to fiscal year 2012 are no longer subject to examination.

Note 15 – New Accounting Pronouncements
Standards Implemented
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2016 and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. The Company recorded excess tax benefits of $10.0 million in the first quarter of fiscal 2018 from its share-based payments within income tax expense in its condensed consolidated statements of income. These excess tax benefits are presented within operating activities in the condensed consolidated statements of cash flows. The Company applied this change in presentation retrospectively and has adjusted the prior year presentation by removing the reclass of $8.1 million of excess tax benefit-stock options from net cash provided by operating activities to net cash provided by financing activities. The Company elected not to change its policy on accounting for forfeitures and continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption of ASU 2016-09 also changed the calculation of fully diluted shares outstanding for the three months ended February 3, 2018. The excess tax benefits have been excluded from the calculation of assumed proceeds in the Company's calculation of diluted weighted shares under the new standard. The Company's diluted weighted shares outstanding as of February 3, 2018 increased by approximately 1.0 million shares due to adoption of the new standard.
Equity Method Investments
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). ASU 2016-07 eliminates the requirement that when an investment, initially accounted for under a method other than the equity method of accounting, subsequently qualifies for use of the equity method, an investor must retrospectively apply the equity method in prior periods in which it held the investment. This requires an investor to determine the fair value of the investee’s underlying assets and liabilities retrospectively at each investment date and revise all prior periods as if the equity method had always been applied. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company adopted ASU 2016-07 in the first quarter of fiscal 2018. The adoption of ASU 2016-07 in the first quarter of fiscal 2018 did not impact the Company's financial position or results of operations.
Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method. The guidance in ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. The Company adopted ASU 2016-07 in the first quarter of fiscal 2018. The adoption of ASU 2015-11 in the first quarter of fiscal 2018 did not impact the Company's financial position or results of operations.
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
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. ASU 2017-12 is effective for the Company in the first quarter of the fiscal year ending October 31, 2020 (fiscal 2020). The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
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
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (ASU 2018-08). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. ASU 2016-02 and ASU 2018-01 are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-02 and ASU 2018-01 are effective for the Company in the first quarter of fiscal 2020. The Company is currently evaluating the adoption date and the impact adoption will have on its financial position and results of operations.
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

Note 16 – Subsequent Events

On February 12, 2018, the Company paid $50.0 million of principal on its 3-year unsecured term loan which was classified as current in the condensed consolidated balance sheet as of February 3, 2018.
On February 27, 2018, the Board of Directors of the Company declared a cash dividend of $0.48 per outstanding share of common stock. The dividend will be paid on March 20, 2018 to all shareholders of record at the close of business on March 9, 2018.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended October 28, 2017 (fiscal 2017).
This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future liquidity, capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of changes in or the application of new or revised tax laws, including the recently passed Tax Cuts and Jobs Act of 2017 (Tax Legislation) in the U.S.; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies, including the integration of the acquired business, operations and employees of Linear Technology Corporation; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are inherently subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	February 3, 2018	January 28, 2017	$ Change	% Change
Revenue	$1,518,624	$984,449	$534,175	54%
Gross margin %	68.2%	65.9%
Net income	$268,172	$217,129	$51,043	24%
Net income as a % of revenue	17.7%	22.1%
Diluted EPS	$0.71	$0.69	$0.02	3%

The first quarter of the fiscal year ending November 3, 2018 (fiscal 2018) was a 14-week quarter and the first quarter of fiscal 2017 was a 13-week quarter. Therefore, the first quarter of fiscal 2018 includes an additional week of operations as compared to the first quarter of fiscal 2017.
Acquisition of Linear Technology Corporation
On March 10, 2017 (Acquisition Date), we completed the acquisition of Linear Technology Corporation (Linear), a designer, manufacturer and marketer of high performance analog integrated circuits. The total consideration paid to acquire Linear was approximately $15.8 billion. The acquisition of Linear is referred to as the Acquisition. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q include the financial results of Linear prospectively from the Acquisition Date. See Note 13, Acquisitions, in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Revenue Trends by End Market
The following tables summarize revenue by end market for the three-month periods ended February 3, 2018 and January 28, 2017. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	February 3, 2018			January 28, 2017
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$743,623	49%	87%	$396,784	40%
Automotive	252,170	17%	76%	142,962	15%
Consumer	238,506	16%	(12)%	270,293	27%
Communications	284,325	19%	63%	174,410	18%
Total revenue	$1,518,624	100%	54%	$984,449	100%
* The sum of the individual percentages may not equal the total due to rounding.

The Industrial end market included $225.0 million of revenue in the first quarter of fiscal 2018 as a result of the Acquisition. Industrial end market revenue increased in the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, primarily as a result of the Acquisition, a broad-based increase in demand for our products in this end market and an additional week of operations in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The Automotive end market included $84.8 million of revenue in the first quarter of fiscal 2018 as a result of the Acquisition. Automotive end market revenue increased in the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, primarily as a result of the Acquisition, a broad-based increase in demand for our products and an additional week of operations in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The Consumer end market revenue decreased in the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a decreased demand for products used in portable consumer applications, partially offset by an increase in revenue due to the Acquisition and an additional week of operations in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The Communications end market included $86.3 million of revenue in the first quarter of fiscal 2018 as a result of the Acquisition. Communications end market revenue increased in the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, primarily as a result of the Acquisition and an additional week of operations in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary end customer location, for the three-month periods ended February 3, 2018 and January 28, 2017 were as follows:

	Three Months Ended
Region	February 3, 2018	January 28, 2017	$ Change	% Change
United States	$539,775	$430,998	$108,777	25%
Rest of North and South America	24,486	22,957	1,529	7%
Europe	358,236	226,335	131,901	58%
Japan	181,225	88,891	92,334	104%
China	268,124	152,983	115,141	75%
Rest of Asia	146,778	62,285	84,493	136%
Total revenue	$1,518,624	$984,449	$534,175	54%

In the three-month periods ended February 3, 2018 and January 28, 2017, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, the Netherlands and Sweden; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

On a regional basis, the United States and Rest of North and South America included $95.4 million and $2.4 million, respectively, of revenue in the first quarter of fiscal 2018 as a result of the Acquisition. The sales increase in the United States in the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, was primarily a result of the Acquisition, an increase in demand of our products sold into the Industrial end market, and an additional week of operations in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, partially offset by a decrease in demand of our products sold into the Consumer end market. Europe and Japan included $87.4 million and $72.1 million of revenue, respectively, in the first quarter of fiscal 2018 as a result of the Acquisition. The sales increase in Europe and Japan in the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, was primarily a result of the Acquisition, an increase in demand of our products sold into the Industrial end market, and an additional week of operations in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. China included $88.8 million of revenue in the first quarter of fiscal 2018 as a result of the Acquisition. The sales increase in China in the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, was primarily a result of the Acquisition, a broad-based increase in demand for our products sold into all end markets, and an additional week of operations in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017. The Rest of Asia included $64.0 million of revenue in the first quarter of fiscal 2018 as a result of the Acquisition. The sales increase in the Rest of Asia in the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, was primarily a result of the Acquisition, an increase in demand of our products sold into the Industrial end market, and an additional week of operations in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017.
Gross Margin

	Three Months Ended
	February 3, 2018	January 28, 2017	$ Change	% Change
Gross margin	$1,035,190	$648,504	$386,686	60%
Gross margin %	68.2%	65.9%
Gross margin percentage increased by 230 basis points in the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a mix shift in favor of higher margin products being sold resulting from the Acquisition and lower cost of sales resulting from favorable factory variances related to increased utilization at our manufacturing facilities. These increases were partially offset by additional costs related to Acquisition accounting adjustments recorded in the first quarter of fiscal 2018, including $32.7 million related to amortization of developed technology intangible assets acquired and $7.3 million of depreciation related to the write up of fixed assets to fair value.
Research and Development (R&D)

	Three Months Ended
	February 3, 2018	January 28, 2017	$ Change	% Change
R&D expenses	$288,597	$183,954	$104,643	57%
R&D expenses as a % of revenue	19.0%	18.7%
R&D expenses increased in the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year. Approximately $87.8 million of the overall increase was a result of the Acquisition. The remainder of the increase was primarily the result of increases in operational spending and R&D employee and related benefit expenses as a result of an additional week of operations in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, partially offset by a decrease in variable compensation expense linked to our overall profitability and revenue growth.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	February 3, 2018	January 28, 2017	$ Change	% Change
SMG&A expenses	$176,908	$130,659	$46,249	35%
SMG&A expenses as a % of revenue	11.6%	13.3%

SMG&A expenses increased in the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year. Approximately $45.8 million of the increase was a result of the Acquisition. The remainder of the increase was primarily the result of increases in SMG&A employee and related benefit expenses and operational spending as a result of an additional week of operations in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017, partially offset by a decrease in variable compensation expense linked to our overall profitability and revenue growth.
Amortization of Intangibles

	Three Months Ended
	February 3, 2018	January 28, 2017	$ Change	% Change
Amortization expenses	$107,019	$18,160	$88,859	489%
Amortization expenses as a % of revenue	7.0%	1.8%
Amortization expenses increased in the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, as a result of the purchase of intangible assets as part of the Acquisition.
Special Charges
We monitor global macroeconomic conditions on an ongoing basis and continue to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years, including special charges of $16.1 million and $8.1 million in the first quarter of fiscal 2018 and fiscal 2017, respectively, in an effort to reduce overall operating costs. In addition, in the first quarter of fiscal 2017 we took a special charge of $41.3 million related to an early retirement offer action, which we expect to result in estimated annual salary, variable compensation, and employee benefit savings of approximately $28.4 million once fully implemented.
In the first quarter of fiscal 2018, we recorded a special charge of $41.2 million as a result of our decision to consolidate certain wafer and test facility operations acquired as part of the Acquisition. Over the next three to five years, we plan to close our Hillview wafer fabrication facility located in Milpitas, California and our Singapore test facility. We intend to transfer Hillview wafer fabrication production to our other internal facilities and to external foundries. In addition, we are planning to transition testing operations currently handled in our Singapore facility to our facilities in Penang, Malaysia and the Philippines, in addition to our outsourced assembly and test partners. The special charge taken as a result of this action consists of severance and related benefit costs. We expect this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $60.0 million once fully implemented.
See Note 6, Special Charges, in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Operating Income

	Three Months Ended
	February 3, 2018	January 28, 2017	$ Change	% Change
Operating income	$405,348	$266,268	$139,080	52%
Operating income as a % of revenue	26.7%	27.0%
The year-over-year increase in operating income in the three-month period ended February 3, 2018, was primarily the result of a $386.7 million increase in gross margin partially offset by a $104.6 million increase in R&D expenses, an $88.9 million increase in amortization expenses, a $46.2 million increase in SMG&A expenses, and a $7.9 million increase in special charges as more fully described above under the headings Gross Margin, Research and Development (R&D), Amortization of Intangibles, Selling, Marketing, General and Administrative (SMG&A) and Special Charges.
Nonoperating Expense (Income)

	Three Months Ended
	February 3, 2018	January 28, 2017	$ Change
Interest expense	$68,030	$42,614	$25,416
Interest income	(2,092)	(10,000)	7,908
Other, net	556	345	211
Total nonoperating expense	$66,494	$32,959	$33,535

The year-over-year increase in nonoperating expense in the three-month period ended February 3, 2018, was primarily the result of an increase in interest expense related to a 3-year unsecured term loan in the principal amount of $2.5 billion and a 5-year unsecured term loan in the principal amount of $2.5 billion entered into in the second quarter of fiscal 2017 and $2.1 billion of senior unsecured notes issued in the first quarter of fiscal 2017 in connection with the Acquisition. The increase in interest expense was partially offset by a reduction in fees related to financing commitments which were entered into prior to the Acquisition and which terminated upon the Acquisition in the second quarter of fiscal 2017. The increase in nonoperating expense was also the result of a decrease in interest income as a result of lower invested cash balances in the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017.
Provision for Income Taxes

	Three Months Ended
	February 3, 2018	January 28, 2017	$ Change
Provision for income taxes	$70,682	$16,180	$54,502
Effective income tax rate	20.9%	6.9%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective income tax rate can also be impacted each year by discrete factors or events.
The tax rate for the three months ended February 3, 2018 was below our blended U.S. federal statutory tax rate of 23.4% for fiscal 2018 resulting from the passage of the Tax Cuts and Jobs Act of 2017 (Tax Legislation), primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Additionally, our effective tax rate for the three-month period ended February 3, 2018 also includes a provisional estimate for a discrete tax benefit of $639.7 million from remeasuring our U.S. deferred tax liabilities at the lower 21% statutory tax rate. It also includes a provisional estimate of the discrete tax charge of $687.1 million from the Tax Legislation’s one-time transition tax associated with our undistributed foreign earnings, which is comprised of the $751.1 million transitional tax liability less a deferred tax liability of $64.0 million recorded in prior years. Additionally, we recorded a $10.0 million discrete benefit for excess tax benefits from share-based payments, pursuant to ASU 2016-09, which became effective for fiscal 2018. Similarly, the tax rate for the three-month period ended January 28, 2017 was below the then U.S. statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our effective tax rate for the three-month period ended January 28, 2017 included no material discrete items.
The Tax Legislation contains many provisions that are effective for tax years beginning on or after January 1, 2018.  Because we are a fiscal year U.S. taxpayer, certain provisions, such as the global intangible low-taxed income tax and foreign-derived intangible income deduction on certain foreign-source income and new limitations on certain business deductions, will begin applying to us for our fiscal year ending November 2, 2019 (fiscal 2019).  For fiscal 2018, the most significant impacts include a lower U.S. federal corporate income tax rate, a remeasurement of certain net deferred taxes to reflect the revised tax rates and a new transition tax on the deemed repatriation of certain foreign earnings.  The phasing in of the lower corporate income tax rate results in a blended federal tax rate of 23.42% for fiscal 2018, compared with the previous 35% rate. The federal tax rate will be reduced to 21% in subsequent fiscal years.
Non-U.S. jurisdictions accounted for approximately 76.1% of our total revenues for the three-month period ended February 3, 2018. This revenue generated outside of the U.S. results in a material portion of our pretax income being taxed outside the U.S., primarily in Bermuda, Ireland and Singapore, at tax rates ranging from 0% to 33.3%. The Company has a partial tax holiday in Singapore through August 2019 and a partial tax holiday in Malaysia through July 2025. The impact on our provision for income taxes on income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $98.1 million and a foreign effective tax rate of approximately 6.5% in the three-month period ended February 3, 2018, compared to a benefit of approximately $84.1 million and a foreign effective tax rate of approximately 4.8% in the three-month period ended January 28, 2017. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers our overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by amounts for discrete factors or events, and acquisition-related accounting adjustments.

Net Income

	Three Months Ended
	February 3, 2018	January 28, 2017	$ Change	% Change
Net Income	$268,172	$217,129	$51,043	24%
Net Income as a % of revenue	17.7%	22.1%
Diluted EPS	$0.71	$0.69
Net income increased in the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a $139.1 million increase in operating income, partially offset by a $33.5 million increase in nonoperating expense, and a $54.5 million increase in provision for income taxes.

Liquidity and Capital Resources
At February 3, 2018, our principal source of liquidity was $827.6 million of cash and cash equivalents and short-term investments, of which approximately $368.9 million was held in the United States. The balance of our cash and cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. The Company continues to assert our intent to reinvest substantially all of its foreign earnings indefinitely, however we are in the process of analyzing the impact that the Tax Legislation has on this indefinite reinvestment assertion. As we intend to reinvest substantially all of our foreign earnings indefinitely at this time, certain cash held outside the United States is not available for repatriation as dividends to the United States. If such funds are needed for U.S. operations, we would be required to accrue and pay foreign withholding and U.S. state income taxes to the extent not already subject to taxation. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
On the Acquisition Date, we borrowed under a term loan agreement consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. As of February 3, 2018, we have paid $970.0 million of principal on the 3-year unsecured term loan and paid $400.0 million of principal on the 5-year unsecured term loan.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Three Months Ended
	February 3, 2018	January 28, 2017
Net cash provided by operating activities	$388,688	$322,594
Net cash provided by operations as a % of revenue	25.6%	32.8%
Net cash (used for) provided by investing activities	$(64,500)	$1,769,754
Net cash (used for) provided by financing activities	$(548,026)	$1,974,449
At February 3, 2018, cash and cash equivalents totaled $827.6 million. The following changes contributed to the net decrease in cash and cash equivalents in the three-month period ended February 3, 2018 as compared to the same period in fiscal 2017.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
The increase in cash provided by operating activities during the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, was primarily a result of changes in working capital, partially offset by lower net income adjusted for non-cash items, primarily resulting from changes to income taxes related to the Tax Legislation
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, maturities and sales of available-for-sale securities, as well as cash used for acquisitions.

The change in cash used for investing activities during the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, was primarily the result of a decrease in proceeds from the sale of available for sale securities.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans.
The change in cash used for provided by financing activities during the three-month period ended February 3, 2018, as compared to the same period of the prior fiscal year, was primarily due to a decrease in net proceeds of $2.1 billion received from the issuance of senior unsecured notes and repayments of $420.0 million of principal on the 3-year unsecured term loan.
Working Capital

	February 3, 2018	October 28, 2017	$ Change	% Change
Accounts receivable, net	$709,761	$688,953	$20,808	3%
Days sales outstanding*	45	43
Inventory	$559,720	$550,816	$8,904	2%
Days cost of sales in inventory*	113	104
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively. Cost of sales amounts used in the calculation of days cost of sales in inventory as of February 3, 2018 include Acquisition accounting adjustments related to the amortization of developed technology intangible assets acquired and depreciation related to the write up of fixed assets to fair value.
The increase in accounts receivable in dollars was primarily the result of higher product shipments in the first quarter of fiscal 2018 as compared to the fourth quarter of fiscal 2017.
The increase in inventory in dollars was primarily the result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to $1.2 billion at February 3, 2018 from $1.6 billion at the end of fiscal 2017. The decrease was primarily due to a decrease in the current portion of our debt and a decrease in accrued liabilities primarily as a result of decreases in accrued salaries and variable compensation and accrued interest relating to our outstanding debt.
As of February 3, 2018 and October 28, 2017, we had gross deferred revenue of $656.3 million and $589.5 million, respectively, and gross deferred cost of sales of $126.8 million and $115.5 million, respectively. Deferred income on shipments to distributors increased in the first three months of fiscal 2018, primarily as a result of higher demand for products sold into the channel. Sales to certain distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to certain distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of February 3, 2018, we had $7.4 billion of carrying value outstanding on our long-term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2021 Notes, 2023 Notes, December 2023 Notes, 2025 Notes, 2026 Notes, 2036 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of February 3, 2018, we were compliant with these covenants.
$5.0 Billion Aggregate Principal Term Loans
On the Acquisition Date, we drew down on a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. The term loans bear interest at a rate per annum equal to the Eurodollar Rate plus a margin based on our debt ratings from time to time of between 0.75% and 1.63% in the case of the 3-year unsecured term loan, and a margin of between 0.88% and 1.75% in the case of the 5-year unsecured term loan. As of the February 3, 2018, we have paid $970.0 million of principal on the 3-year unsecured term loan and paid $400.0 million of principal on the 5-year unsecured term loan.
Revolving Credit Facility
We have a senior unsecured revolving credit facility with certain institutional lenders that expires on July 10, 2020. The agreement for such revolving credit facility (Credit Agreement) provides that we may borrow up to $1.0 billion. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 5.0 to 1.0. The debt covenant will be reduced over time to 3.0 to 1.0 starting in May 2018. As of February 3, 2018, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $6.2 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of February 3, 2018, we had repurchased a total of approximately 147.0 million shares of our common stock for approximately $5.4 billion under this program. As of February 3, 2018, an additional $792.5 million remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. In connection with the Acquisition, we have temporarily suspended our share repurchase program. While we do not plan to resume share repurchases in the near term, we expect to continue repurchasing our common stock over the long-term. We also from time to time repurchase shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units.
Capital Expenditures
Net additions to property, plant and equipment were $63.2 million in the first three months of fiscal 2018 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2018 to be in the range of $230.0 million to $270.0 million. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On February 27, 2018, our Board of Directors declared a cash dividend of $0.48 per outstanding share of common stock. The dividend will be paid on March 20, 2018 to all shareholders of record at the close of business on March 9, 2018 and is expected to total approximately $178.2 million. We currently expect quarterly dividends to continue at $0.48 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
In the first quarter of fiscal 2018, we entered into a lease agreement for approximately 445,000 sq. ft. for a facility in Santa Clara, California. The lease term is through October 2030 and we expect to occupy the building beginning November 1, 2018.
The Tax Legislation, enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. As part of transitioning to the territorial tax system, the Tax Legislation includes a one-time transition tax that we intend to elect to pay starting in fiscal 2019 without incurring interest over a period of eight years.
The following amounts were not previously reflected in the contractual obligations table contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 28, 2017:

		Payment due by period
(thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Transition tax (a)	$751,128	$60,090	$120,180	$120,180	$450,678
Operating leases (b)	245,405	—	25,760	40,500	179,145
Total	$996,533	$60,090	$145,940	$160,680	$629,823
_____________________
(a) Provisional estimate of the one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earning, to be paid over a period of 8 years and will not accrue interest.
(b) This operating lease obligation includes escalation clauses. These escalating payment requirements are reflected in the table.
There have not been any other material changes during the three-month period ended February 3, 2018 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 28, 2017.

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 15, New Accounting Pronouncements, of the Notes to our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our historical financial condition and results of operations.
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States (U.S. GAAP). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is our first quarter of the fiscal 2019 . We have developed a project plan for the implementation of the guidance, including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We have reviewed our revenue streams and are nearing completion in assessing all potential impacts of the standard, including any impacts from recently issued amendments, and retrospectively adjusting financial information for prior fiscal years under the full retrospective transition method. We have also made progress on our impact assessment of the Acquisition.  While we are still in the process of completing our evaluation of the standard, we currently believe the most significant impact will be related to the timing of recognition of sales to certain distributors. As described in Note 2, Revenue Recognition, of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, we currently defer revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, we will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. We are continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on our consolidated financial statements and related disclosures. We will adopt ASU 2014-09, using the full retrospective method, upon its effective date for us which is our first quarter of fiscal 2019.

Critical Accounting Policies and Estimates
There were no material changes in the three-month period ended February 3, 2018 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 28, 2017.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
In fiscal 2017, we borrowed $2.5 billion of 3-year term loans and $2.5 billion of 5-year term loans as part of the financing for the Acquisition. As of February 3, 2018, we have paid $970.0 million of principal on the 3-year unsecured term loan and paid $400.0 million of principal on the 5-year unsecured term loan. The term loans accrue interest at a floating rate, equal to the LIBOR rate corresponding with the tenor of the borrowing period plus the applicable spread (112.5 basis points for the 3-year term loan and 125 basis points for the 5-year term loan).  Based on the $3.6 billion of floating rate debt outstanding as of February 3, 2018, our annual interest expense would change by approximately $16.3 million for each 100 basis point increase in interest rates.
There were no other material changes in the three-month period ended February 3, 2018 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in our Annual Report on Form 10-K for the fiscal year ended October 28, 2017.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 3, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 3, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended February 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 28, 2017.
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first three months of fiscal 2018 was below our blended U.S. federal statutory rate of 23.4% calculated under the provisions of the new Tax Cuts and Jobs Act of 2017 (Tax Legislation) enacted on December 22, 2017. It was also below the U.S. statutory tax rate of 35% for fiscal 2017 under the previous tax laws. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia and a partial tax holiday in Singapore through August 2019. The ability to extend such tax holidays beyond their dates of expiration cannot be assured. In addition, if we fail to meet certain conditions of the tax holidays, we may lose the benefit of the tax holidays and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.

In addition, future tax reform and certain aspects of the Tax Legislation, which become effective in fiscal 2019 may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. On October 5, 2015, the Organization for Economic Cooperation and Development (OECD), an international association of thirty-five countries, including the United States, Ireland and UK, released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Additionally, as a result of the Tax Legislation, we recorded provisional estimates of the one-time adjustments for the re-measurement of deferred tax assets (liabilities) and the deemed repatriation tax on unremitted foreign earnings and profits. The final impact of the new tax law may differ from these estimates, possibly materially, due to, among other things, changes in interpretations and assumptions made, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions we take as a result of this new tax law.
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
We rely, and plan to continue to rely, on third-party suppliers, assembly and test subcontractors, freight carriers and wafer fabricators (collectively, suppliers) to supply most of our products that can be manufactured using industry-standard processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately 48% of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third-party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
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
Our ability to make payments of principal and interest on our indebtedness when due, including the significant indebtedness that we have incurred in connection with the Acquisition, depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	borrow under our revolving credit facility;

•	divert funds that would otherwise be invested in our operations;

•	repatriate earnings as dividends that are indefinitely reinvested in foreign locations, attracting foreign withholding and U.S. state income taxes;

•	sell selected assets; or

•	reduce or delay planned capital expenditures or operating expenditures.
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

At February 3, 2018, our principal source of liquidity was $827.6 million of cash and cash equivalents and short-term investments, of which approximately $368.9 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States is not available for repatriation as dividends to meet certain aspects of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to accrue and pay foreign withholding and U.S. state income taxes under current tax laws as revised by the Tax Cuts and Jobs Act, which could have a material adverse effect on our results of operations and financial condition.
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
Issuer Purchases of Equity Securities
On March 10, 2017, we completed the acquisition of Linear Technology Corporation, an independent manufacturer of high performance analog integrated circuits, which we refer to as the Acquisition. In connection with the Acquisition, we have temporarily suspended our share repurchase program. The table below summarizes the activity related to stock repurchases for the three months ended February 3, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 29, 2017 through November 25, 2017	14,963	$91.16	—	$792,501,619
November 26, 2017 through December 30, 2017	333	$86.83	—	$792,501,619
December 31, 2017 through February 3, 2018	68,021	$96.10	—	$792,501,619
Total	83,317	$95.17	—	$792,501,619

(a)	Consists of 83,317 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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

ITEM 6.	Exhibits

Exhibit No.	Description
10.1†	Letter between Analog Devices, Inc. and Steve Pietkiewicz, dated January 15, 2018.
10.2†	Executive Performance Incentive Plan for the First and Second Quarters of Fiscal 2018.
10.3†	Executive Performance Incentive Plan for the Third and Fourth Quarters of Fiscal 2018.
10.4†	Form of Restricted Stock Unit Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan.
10.5†	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan.
10.6†	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan.
10.7†	Form of Performance Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan.
12.1†	Computation of Consolidated Ratios of Earnings to Fixed Charges.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
99.1†
Unaudited pro forma combined statement of income for the fiscal year ended October 28, 2017, which gives effect to the acquisition of Linear Technology Corporation as if it had occurred on October 30, 2016, and the related notes thereto.

101.INS	XBRL Instance Document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.LAB	XBRL Labels Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**
†	Filed or furnished herewith.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended February 3, 2018 and January 28, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 3, 2018 and January 28, 2017, (iii) Condensed Consolidated Balance Sheets at February 3, 2018 and October 28, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended February 3, 2018 and January 28, 2017 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended February 3, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: February 28, 2018	By:	/S/ VINCENT ROCHE
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2018	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)