Form 10-Q
period 2018-05-05
ANALOG DEVICES INC
filed 2018-05-30
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of May 5, 2018 there were 370,897,292 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 5, 2018	April 29, 2017	May 5, 2018	April 29, 2017
Revenue	$1,513,053	$1,147,982	$3,031,677	$2,132,431
Cost of sales (1)	479,241	507,539	962,675	843,484
Gross margin	1,033,812	640,443	2,069,002	1,288,947
Operating expenses:
Research and development (1)	289,472	235,232	578,069	419,186
Selling, marketing, general and administrative (1)	172,146	190,686	349,054	321,345
Amortization of intangibles	107,129	68,690	214,148	86,850
Special charges	1,089	—	58,407	49,463
	569,836	494,608	1,199,678	876,844
Operating income	463,976	145,835	869,324	412,103
Nonoperating expense (income):
Interest expense	64,792	71,636	132,822	114,250
Interest income	(1,912)	(12,421)	(4,004)	(22,421)
Other, net	(451)	(94)	105	251
	62,429	59,121	128,923	92,080
Income before income taxes	401,547	86,714	740,401	320,023
Provision (benefit) for income taxes	21,716	(6,850)	92,398	9,330
Net income	$379,831	$93,564	$648,003	$310,693
Shares used to compute earnings per common share – basic	370,384	341,316	369,685	325,051
Shares used to compute earnings per common share – diluted	374,778	345,654	374,430	329,365
Basic earnings per common share	$1.02	$0.27	$1.75	$0.96
Diluted earnings per common share	$1.01	$0.27	$1.72	$0.94
Dividends declared and paid per share	$0.48	$0.45	$0.93	$0.87
(1) Includes stock-based compensation expense as follows:
Cost of sales	$3,820	$2,566	$8,041	$4,510
Research and development	$22,018	$11,910	$41,746	$18,931
Selling, marketing, general and administrative	$13,076	$8,010	$27,029	$15,574
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended		Six Months Ended
	May 5, 2018	April 29, 2017	May 5, 2018	April 29, 2017
Net income	$379,831	$93,564	$648,003	$310,693
Foreign currency translation adjustments	(3,419)	6,140	6,752	1,178
Change in fair value of available-for-sale securities (net of taxes of $0, $5, $0 and $9, respectively)	5	(675)	3	(456)
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $771, $912, $1,323 and $2,307, respectively)	(6,613)	4,481	1,737	6,566
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $99, $103, $202 and $205 respectively)	1,373	(359)	(144)	(180)
Other comprehensive (loss) income	(8,654)	9,587	8,348	7,108
Comprehensive income	$371,177	$103,151	$656,351	$317,801

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except share and per share amounts)

	May 5, 2018	October 28, 2017
ASSETS
Current Assets
Cash and cash equivalents	$806,517	$1,047,838
Accounts receivable	759,557	688,953
Inventories (1)	551,220	550,816
Prepaid income tax	5,534	3,522
Prepaid expenses and other current assets	65,446	60,209
Total current assets	2,188,274	2,351,338
Property, Plant and Equipment, at Cost
Land and buildings	805,103	794,456
Machinery and equipment	2,452,229	2,368,215
Office equipment	72,175	66,493
Leasehold improvements	86,269	75,263
	3,415,776	3,304,427
Less accumulated depreciation and amortization	2,301,197	2,197,123
Net property, plant and equipment	1,114,579	1,107,304
Other Assets
Deferred compensation plan investments	37,367	32,572
Other investments	26,994	24,838
Goodwill	12,258,185	12,217,455
Intangible assets, net	5,066,191	5,319,425
Deferred tax assets	29,661	32,322
Other assets	55,203	56,040
Total other assets	17,473,601	17,682,652
	$20,776,454	$21,141,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$213,267	$236,629
Deferred income on shipments to distributors, net	565,668	473,972
Income taxes payable	105,085	86,905
Debt, current	56,000	300,000
Accrued liabilities	492,843	498,826
Total current liabilities	1,432,863	1,596,332
Non-current liabilities
Long-term debt	6,926,441	7,551,084
Deferred income taxes	943,117	1,674,683
Deferred compensation plan liability	37,367	32,572
Income taxes payable	737,494	49,583
Other non-current liabilities	113,817	75,500
Total non-current liabilities	8,758,236	9,383,422
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 370,897,292 shares outstanding (368,635,788 on October 28, 2017)	61,817	61,441
Capital in excess of par value	5,362,608	5,250,519
Retained earnings	5,213,941	4,910,939
Accumulated other comprehensive loss	(53,011)	(61,359)
Total shareholders’ equity	10,585,355	10,161,540
	$20,776,454	$21,141,294

(1)	Includes $5,360 and $5,373 related to stock-based compensation at May 5, 2018 and October 28, 2017, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Six Months Ended
	May 5, 2018	April 29, 2017 (as adjusted, See Note 1)
Cash flows from operating activities:
Net income	$648,003	$310,693
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	113,004	83,151
Amortization of intangibles	285,004	108,717
Cost of goods sold for inventory acquired	—	121,113
Stock-based compensation expense	76,816	39,015
Deferred income taxes	(734,214)	(87,035)
Other non-cash activity	10,104	24,149
Changes in operating assets and liabilities	708,465	262,106
Total adjustments	459,179	551,216
Net cash provided by operating activities	1,107,182	861,909
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	—	(705,448)
Maturities of short-term available-for-sale investments	—	3,091,873
Sales of short-term available-for-sale investments	—	357,388
Additions to property, plant and equipment	(117,122)	(75,266)
Payments for acquisitions, net of cash acquired	(52,339)	(9,687,533)
Changes in other assets	(1,029)	(12,063)
Net cash used for investing activities	(170,490)	(7,031,049)
Cash flows from financing activities:
Proceeds from debt	743,778	11,156,164
Payments of deferred financing fees	—	(5,625)
Proceeds from derivative instruments	—	3,904
Debt repayments	(1,620,000)	—
Dividend payments to shareholders	(345,001)	(268,997)
Repurchase of common stock	(29,908)	(26,980)
Proceeds from employee stock plans	65,557	87,273
Contingent consideration payment	(542)	—
Changes in other financing activities	7,945	(16)
Net cash (used for) provided by financing activities	(1,178,171)	10,945,723
Effect of exchange rate changes on cash	158	28
Net (decrease) increase in cash and cash equivalents	(241,321)	4,776,611
Cash and cash equivalents at beginning of period	1,047,838	921,132
Cash and cash equivalents at end of period	$806,517	$5,697,743
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 5, 2018
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
Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2018 presentation. In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). As a result of the adoption of ASU 2016-09 in the first quarter of fiscal 2018, excess tax benefits from share-based payments are presented within operating activities in the Consolidated Statements of Cash Flows. We applied this change in presentation retrospectively and have adjusted the prior year presentation by removing the reclass of $26.0 million of excess tax benefit-stock options from net cash provided by operating activities to net cash provided by financing activities. All other reclassified amounts are immaterial.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2018 is a 53-week fiscal year and fiscal 2017 was a 52-week fiscal year. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, the first six months of fiscal 2018 included an additional week of operations as compared to the first six months of fiscal 2017.

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
As of May 5, 2018 and October 28, 2017, the Company had gross deferred revenue of $701.3 million and $589.5 million, respectively, and gross deferred cost of sales of $135.6 million and $115.5 million, respectively.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three- and six-month periods ended May 5, 2018 and April 29, 2017 were not material.

Note 3 – Stock-Based Compensation
A summary of the Company’s stock option activity as of May 5, 2018 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended May 5, 2018	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at February 3, 2018	8,243	$54.04
Options granted	569	$91.12
Options exercised	(604)	$46.65
Options forfeited	(34)	$65.85
Options outstanding at May 5, 2018	8,174	$57.11	6.4	$271,525
Options exercisable at May 5, 2018	4,712	$47.50	5.0	$201,532
Options vested or expected to vest at May 5, 2018 (1)	7,859	$56.44	6.3	$266,299

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Six Months Ended May 5, 2018	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding at October 28, 2017	9,347	$52.47
Options granted	590	$91.13
Options exercised	(1,609)	$41.04
Options forfeited	(147)	$63.18
Options expired	(7)	$29.91
Options outstanding at May 5, 2018	8,174	$57.11
During the three- and six-month periods ended May 5, 2018, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $28.7 million and $82.5 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $27.7 million and $65.6 million, respectively.
During the three- and six-month periods ended April 29, 2017, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $53.5 million and $89.1 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $52.8 million and $87.3 million, respectively.
A summary of the Company’s restricted stock unit/award activity as of May 5, 2018 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended May 5, 2018	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at February 3, 2018	5,547	$72.66
Units/Awards granted	1,250	$87.36
Restrictions lapsed	(720)	$59.17
Forfeited	(87)	$56.59
Restricted stock units/awards outstanding at May 5, 2018	5,990	$77.38

Activity during the Six Months Ended May 5, 2018	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 28, 2017	5,680	$71.88
Units/Awards granted	1,531	$87.32
Restrictions lapsed	(961)	$63.17
Forfeited	(260)	$66.17
Restricted stock units/awards outstanding at May 5, 2018	5,990	$77.38
As of May 5, 2018, there was $430.9 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units/awards. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total grant-date fair value of shares that vested during the three- and six-month periods ended May 5, 2018 was approximately $64.1 million and $84.5 million, respectively. The total grant-date fair value of shares that vested during the three- and six-month periods ended April 29, 2017 was approximately $61.8 million and $66.9 million, respectively.

Note 4 – Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first six months of fiscal 2018.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities	Unrealized holding (losses) on available for sale securities	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 28, 2017	$(22,489)	$1	$(1)	$(10,879)	$(27,991)	$(61,359)
Other comprehensive income (loss) before reclassifications	6,752	3	—	8,307	(779)	14,283
Amounts reclassified out of other comprehensive income (loss)	—	—	—	(5,247)	837	(4,410)
Tax effects	—	—	—	(1,323)	(202)	(1,525)
Other comprehensive income (loss)	6,752	3	—	1,737	(144)	8,348
May 5, 2018	$(15,737)	$4	$(1)	$(9,142)	$(28,135)	$(53,011)
The amounts reclassified out of accumulated OCI with presentation location during each period were as follows:

	Three Months Ended		Six Months Ended
Comprehensive Income Component	May 5, 2018	April 29, 2017	May 5, 2018	April 29, 2017	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$(590)	$1,248	$(1,865)	$2,948	Cost of sales
	(714)	494	(1,783)	1,508	Research and development
	(787)	702	(1,756)	1,795	Selling, marketing, general and administrative
Interest rate derivatives	(473)	464	157	993	Interest expense
	(2,564)	2,908	(5,247)	7,244	Total before tax
	131	(534)	475	(1,389)	Tax
	$(2,433)	$2,374	$(4,772)	$5,855	Net of tax

Amortization of pension components
Transition obligation	$2	$3	$4	$6	(a)
Prior service credit	1	(2)	1	(4)	(a)
Actuarial losses	407	466	832	921	(a)
	410	467	837	923	Total before tax
	(99)	(103)	(202)	(204)	Tax
	$311	$364	$635	$719	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$(2,122)	$2,738	$(4,137)	$6,574
______________
(a) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 13, Retirement Plans, contained in Item 8 of the Annual Report on Form 10-K for the fiscal year ended October 28, 2017.
The Company estimates $1.0 million, net of tax, of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months. There was no material ineffectiveness related to designated forward foreign currency derivative instruments in the three- and six-month periods ended May 5, 2018 and April 29, 2017.
As of May 5, 2018, the Company held 12 investment securities, 5 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $79.9 million. As of October 28, 2017, the Company held 18 investment securities, 8 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $143.9 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at May 5, 2018 and October 28, 2017.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 5, 2018	April 29, 2017	May 5, 2018	April 29, 2017
Net Income	$379,831	$93,564	$648,003	$310,693
Less: income allocated to participating securities	1,532	—	2,827	82
Net income allocated to common stockholders	$378,299	$93,564	$645,176	$310,611

Basic shares:
Weighted-average shares outstanding	370,384	341,316	369,685	325,051
Earnings per common share basic:	$1.02	$0.27	$1.75	$0.96
Diluted shares:
Weighted-average shares outstanding	370,384	341,316	369,685	325,051
Assumed exercise of common stock equivalents	4,394	4,338	4,745	4,314
Weighted-average common and common equivalent shares	374,778	345,654	374,430	329,365
Earnings per common share diluted:	$1.01	$0.27	$1.72	$0.94
Anti-dilutive shares related to:
Outstanding share-based awards	1,990	1,580	1,731	823

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
The following tables display the special charges taken for ongoing actions and a roll-forward from October 28, 2017 to May 5, 2018 of the employee separation and exit cost accruals established related to these actions.

	Closure of Manufacturing Facilities	Reduction of Operating Costs Action	Early Retirement Action	Total Special Charges
Statements of Income
Fiscal 2016 - Workforce reductions	$—	$13,684	$—	13,684
Fiscal 2017 - Workforce reductions	$—	$8,126	$41,337	$49,463
Fiscal 2018 - Workforce reductions	$42,290	$16,117	$—	$58,407

Accrued Restructuring	Closure of Manufacturing Facilities	Reduction of Operating Costs Action	Early Retirement Action
Balance at October 28, 2017	$—	$5,137	$32,211
Fiscal 2018 special charges	41,201	16,117	—
Severance and other payments	—	(2,798)	(6,461)
Effect of foreign currency on accrual	—	66	—
Balance at February 3, 2018	$41,201	$18,522	$25,750
Fiscal 2018 special charges	1,089	—	—
Severance and other payments	—	(8,316)	(6,234)
Effect of foreign currency on accrual	—	(21)	—
Balance at May 5, 2018	$42,290	$10,185	$19,516

Closure of Manufacturing Facilities
During the first quarter of fiscal 2018, the Company recorded a special charge of $41.2 million as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the Acquisition. Over the next three to five years, the Company plans to close its Hillview wafer fabrication facility located in Milpitas, California and its Singapore test facility. The Company intends to transfer Hillview wafer fabrication production to its other internal facilities and to external foundries. In addition, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, in addition to its outsourced assembly and test partners. The special charge was for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 1,249 manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees. During the second quarter of fiscal 2018, the Company recorded special charges of $1.1 million related to one-time termination benefits for employees included in this action. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits. Employees included in this action must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits. The accrual related to this action is included in other non-current liabilities in the condensed consolidated balance sheet as of May 5, 2018.

Reduction of Operating Costs Action
During the second quarter of the fiscal year ended October 29, 2016 (fiscal 2016), the Company recorded special charges of approximately $13.7 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of May 5, 2018, the Company still employed 5 of the 123 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefits.
During the first quarter of fiscal 2017, the Company recorded special charges of approximately $8.1 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 177 manufacturing, engineering and SMG&A employees. As of May 5, 2018, the Company still employed 3 of the 177 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.
During the first quarter of fiscal 2018, the Company recorded special charges of approximately $16.1 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 126 manufacturing, engineering and SMG&A employees. As of May 5, 2018, the Company still employed 11 of the 126 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.

The accrual related to these actions is included in accrued liabilities in the condensed consolidated balance sheet as of May 5, 2018.

Early Retirement Offer Action
During the first quarter of fiscal 2017, the Company initiated an early retirement offer. This resulted in a special charge of approximately $41.3 million for severance, related benefits and other costs in accordance with this program for 225 manufacturing, engineering and SMG&A employees. As of May 5, 2018, the Company still employed 2 of the 225 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.

The accrual related to this action is included in accrued liabilities in the condensed consolidated balance sheet as of May 5, 2018.

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
Revenue Trends by End Market
The following table summarizes revenue by end market for the three- and six-month periods ended May 5, 2018 and April 29, 2017. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	May 5, 2018			April 29, 2017
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$788,281	52%	47%	$536,437	47%
Automotive	238,839	16%	28%	185,871	16%
Consumer	198,063	13%	(6)%	211,575	18%
Communications	287,870	19%	34%	214,099	19%
Total revenue	$1,513,053	100%	32%	$1,147,982	100%

	Six Months Ended
	May 5, 2018			April 29, 2017
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$1,529,179	50%	64%	$932,865	44%
Automotive	492,477	16%	50%	329,234	15%
Consumer	437,031	14%	(9)%	481,928	23%
Communications	572,990	19%	48%	388,404	18%
Total revenue	$3,031,677	100%	42%	$2,132,431	100%
* The sum of the individual percentages may not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary end customer location, for the three- and six-month periods ended May 5, 2018 and April 29, 2017 were as follows:

	Three Months Ended		Six Months Ended
Region	May 5, 2018	April 29, 2017	May 5, 2018	April 29, 2017
United States	$502,258	$422,328	$1,042,033	$853,326
Rest of North and South America	26,208	27,630	50,694	50,587
Europe	364,563	293,178	722,799	519,513
Japan	183,003	96,289	364,228	185,180
China	282,465	198,209	550,589	351,192
Rest of Asia	154,556	110,348	301,334	172,633
Total revenue	$1,513,053	$1,147,982	$3,031,677	$2,132,431
In the three- and six-month periods ended May 5, 2018 and April 29, 2017, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, the Netherlands and Sweden; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that are accounted for at fair value on a recurring basis as of May 5, 2018 and October 28, 2017. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of May 5, 2018 and October 28, 2017, the Company held $342.9 million and $296.2 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	May 5, 2018
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$298,914	$—	$298,914
Corporate obligations (1)	—	164,739	164,739
Other assets:
Deferred compensation investments	38,433	—	38,433
Interest rate derivatives	—	5,603	5,603
Total assets measured at fair value	$337,347	$170,342	$507,689
Liabilities
Forward foreign currency exchange contracts (2)	—	1,875	1,875
Total liabilities measured at fair value	$—	$1,875	$1,875

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of May 5, 2018 was $164.8 million.

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

In addition to the above, the Company has recognized contingent consideration payable at fair value (Level 3 measurement) of $9.5 million and $7.8 million as of May 5, 2018 and October 28, 2017, respectively. The changes in fair value in those periods were not material.
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

	May 5, 2018		October 28, 2017
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan	$1,080,000	1,080,000	1,950,000	1,950,000
5-Year term loan	1,350,000	1,350,000	2,100,000	2,100,000
2020 Notes, due March 2020	300,000	298,710	—	—
2021 Notes, due January 2021	450,000	446,030	—	—
2021 Notes, due December 2021	400,000	387,367	400,000	399,530
2023 Notes, due June 2023	500,000	479,674	500,000	498,582
2023 Notes, due December 2023	550,000	532,478	550,000	554,411
2025 Notes, due December 2025	850,000	843,016	850,000	884,861
2026 Notes, due December 2026	900,000	858,347	900,000	902,769
2036 Notes, due December 2036	250,000	245,621	250,000	259,442
2045 Notes, due December 2045	400,000	434,831	400,000	460,588
Total Debt	$7,030,000	$6,956,074	$7,900,000	$8,010,183

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
The total notional amount of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of May 5, 2018 and October 28, 2017 was $193.1 million and $194.3 million, respectively. The fair value of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of May 5, 2018 and October 28, 2017 was as follows:

		Fair Value At
	Balance Sheet Location	May 5, 2018	October 28, 2017
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$257
Forward foreign currency exchange contracts	Accrued liabilities	$1,093	$—
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of May 5, 2018 and October 28, 2017, the total notional amount of these undesignated hedges was $61.8 million and $100.4 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets as of May 5, 2018 and October 28, 2017 was a liability of $0.8 million and $1.8 million, respectively.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis. As of May 5, 2018 and October 28, 2017, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's condensed consolidated balance sheet:

	May 5, 2018	October 28, 2017
Gross amount of recognized liabilities	$(4,355)	$(5,039)
Gross amounts of recognized assets offset in the condensed consolidated balance sheet	2,480	3,512
Net liabilities presented in the condensed consolidated balance sheet	$(1,875)	$(1,527)
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of May 5, 2018 and October 28, 2017, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

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

Note 10 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level, which we have determined is consistent with our operating segments, on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist or the Company reorganizes its reporting units. In the first quarter of fiscal 2018, the Company completed organizational changes designed to integrate the operations of Linear into the Company’s organizational structure and to reflect the evolution of the Company's markets. The Company performed an impairment analysis immediately prior to and subsequent to the reorganization and evaluated goodwill for impairment as of the date of reorganization. The goodwill impairment test requires an entity to compare the fair value of a reporting unit with its carrying amount. The Company determines the fair value of its reporting units using a weighting of the income and market approaches. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method, the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to estimate their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, the Company reconciles the aggregate estimated fair values of its reporting units determined to its current market capitalization, allowing for a reasonable control premium. If the carrying amount of a reporting unit, calculated using the above approaches, exceeds the reporting unit’s fair value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, the Company considers income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. There was no impairment of goodwill in any period presented. The Company's next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2018 unless indicators arise that would require the Company to re-evaluate at an earlier date. The following table presents the changes in goodwill during the first six months of fiscal 2018:

Six Months Ended
May 5, 2018
Balance as of October 28, 2017	$12,217,455
Goodwill related to other acquisitions (1)	36,756
Foreign currency translation adjustment	3,974
Balance as of May 5, 2018	$12,258,185
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
Indefinite-lived intangible assets are tested for impairment on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist. The impairment test involves a qualitative assessment on the indefinite-lived intangible assets to determine whether it is more likely-than not that the indefinite-lived intangible asset is impaired. If it is determined that the fair value of the indefinite-lived intangible asset is less than the carrying value, the Company would recognize into earnings the amount by which the carrying value of the assets exceeds the estimated fair value. No impairment of intangible assets resulted from the impairment tests in any of the periods presented.
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
As of May 5, 2018 and October 28, 2017, the Company’s intangible assets consisted of the following:

	May 5, 2018		October 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$4,694,597	$658,049	$4,683,461	$449,369
Technology-based	1,120,204	172,621	1,097,025	101,920
Trade-name	73,589	12,297	72,800	6,906
IPR&D	20,768	—	24,334	—
Total (1)(2)	$5,909,158	$842,967	$5,877,620	$558,195
___________
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation.
(2) Increases in intangible assets relate to acquisitions that were not material to the Company on either an individual or aggregate basis.

Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.
For the three- and six-month periods ended May 5, 2018, amortization expense related to finite-lived intangible assets was $143.0 million and $285.0 million, respectively. For the three- and six-month periods ended April 29, 2017, amortization expense related to finite-lived intangible assets was $88.8 million and $108.7 million, respectively. The remaining amortization expense will be recognized over an estimated weighted average life of approximately 5.0 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2018	$285,198
2019	$569,407
2020	$568,884
2021	$568,348
2022	$565,418

Note 11 – Debt
On March 12, 2018, in an underwritten public offering, the Company issued $300.0 million aggregate principal amount of 2.850% senior unsecured notes due March 12, 2020 (the 2020 Notes) and $450.0 million aggregate principal amount of 2.950% senior unsecured notes due January 12, 2021 (the January 2021 Notes and, together with the 2020 Notes, the Notes). Interest on the 2020 Notes is payable on March 12 and September 12 of each year, beginning on September 12, 2018. Interest on the January 2021 Notes is payable on January 12 and July 12 of each year, beginning on July 12, 2018. The net proceeds of the offering were $743.8 million, after discount and issuance costs, which were used to repay a portion of the Company’s outstanding 5-year unsecured term loan. Debt discount and issuance costs will be amortized through interest expense over the term of the Notes. At any time prior to the applicable maturity date of the Notes, the Company may, at its option, redeem some or all of the applicable series of Notes by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption. The Notes are unsecured and rank equally in right of payment with all of the Company’s other unsecured senior indebtedness. The Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of May 5, 2018, the Company was compliant with these covenants.
On November 10, 2017, the Company paid $300.0 million of principal on its 3-year unsecured term loan using cash on hand as of October 28, 2017. This amount was not contractually due under the terms of the loan. As such, this amount was classified as current in the condensed consolidated balance sheet as of October 28, 2017. During the six-month period ended May 5, 2018, the Company made additional principal payments of $570.0 million on its 3-year unsecured term loan and $750.0 million on its 5-year unsecured term loan. These amounts were not contractually due under the terms of the loans. As of May 5, 2018, $56.0 million of principal on the 3-year unsecured term loan was classified as current debt as the Company intends to utilize cash on hand as of May 5, 2018 to repay this amount of debt within the next twelve months.

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
Inventories at May 5, 2018 and October 28, 2017 were as follows:

	May 5, 2018	October 28, 2017
Raw materials	$34,234	$35,436
Work in process	355,273	376,476
Finished goods	161,713	138,904
Total inventories	$551,220	$550,816

Note 13 – Acquisitions
Linear Technology Corporation
On March 10, 2017 (Acquisition Date), the Company completed its acquisition of all of the voting interests of Linear, an independent manufacturer of high performance analog integrated circuits. The total consideration paid to acquire Linear, which consisted of cash, common stock of the Company and share-based compensation awards, was approximately $15.8 billion. The Company believes that the combination creates the premier analog technology company with the industry’s most comprehensive suite of high-performance analog offerings. The results of operations of Linear from the Acquisition Date are included in the Company’s condensed consolidated statements of income, condensed consolidated balance sheet, and condensed consolidated statement of cash flows for the three- and six-month periods ended May 5, 2018 and April 29, 2017.
During the first quarter of fiscal 2018, the Company recorded acquisition accounting adjustments of $1.6 million to goodwill comprised of $4.7 million to intangible assets, $2.7 million to accounts receivable, $2.4 million to assumed liabilities and $1.1 million to deferred tax liabilities. The Acquisition accounting was completed during the second quarter of fiscal 2018.
The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the three- and six-month periods ended April 29, 2017 and the unaudited results of Linear for the three- and six-month periods ended April 29, 2017 and assumes that the Acquisition, which closed on March 10, 2017, was completed on November 1, 2015 (the first day of fiscal 2016). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, a step-up in the value of acquired inventory and property, plant and equipment, compensation expense for ongoing share-based compensation arrangements replaced and interest expense for the debt incurred to fund the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 1, 2015. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

(thousands, except per share data)	Pro Forma Three Months Ended	Pro Forma Six Months Ended
	April 29, 2017	April 29, 2017
Revenue	$1,346,540	$2,708,987
Net income	$128,462	$364,463
Basic net income per common share	$0.35	$1.00
Diluted net income per common share	$0.35	$0.98
Other Acquisitions
The Company has not provided pro forma results of operations for any other acquisitions completed in the three- and six-month periods ended May 5, 2018 or April 29, 2017 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

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
The Tax Cuts and Jobs Act of 2017 (Tax Legislation), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. As of May 5, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Legislation. However, as described below, the Company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time transition tax in the first six months of fiscal 2018.
The Tax Legislation reduces the U.S. statutory tax rate from 35.0% to 21.0%, effective January 1, 2018, which results in a blended statutory income tax rate for the Company of 23.4% for fiscal 2018. For the fiscal year ending November 2, 2019 (fiscal 2019), the Company’s statutory income tax rate will be 21.0%.
In the first quarter of fiscal year 2018, the Company recorded a $639.7 million discrete tax benefit for the re-measurement of deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0%. There was no material change to this provisional estimate in the second quarter of fiscal year 2018. This provisional benefit is subject to revision based on further analysis and interpretation of the Tax Legislation and to the extent that future results differ from currently available projections.
The Tax Legislation also implements a territorial tax system. As part of transitioning to the territorial tax system, the Tax Legislation includes a one-time transition tax based on our total post-1986 undistributed foreign earnings and profits that were previously deferred from U.S. income tax. In the first quarter of fiscal year 2018, the Company recorded a provisional tax expense amount for the one-time transition tax of $687.1 million, which is comprised of the $751.1 million transition tax liability less a deferred tax liability of $64.0 million recorded in prior years. There was no material change to this provisional estimate in the second quarter of fiscal year 2018. This provisional estimate may be impacted by a number of additional considerations, including, but not limited to, the issuance of final tax regulations, the Company's ongoing analysis of the Tax Legislation, the Company's earnings and profits subject to the one-time transition tax, and estimated earnings and profits and foreign tax credit pools for fiscal 2018 as well as the amount of earnings and profits held in cash or other specified assets. The Company intends to elect to pay this transition tax starting in fiscal 2019 without incurring interest over a period of eight years. As a result, $60.1 million of the transition tax is classified as current taxes payable and $691.0 million is classified as non-current taxes payable.

For the six months ended May 5, 2018, the Company recorded a total of $18.2 million in discrete benefits for excess tax benefits from share-based payments, pursuant to ASU 2016-09, which became effective for fiscal 2018. This consists of an $8.2 million discrete benefit arising in the second quarter of fiscal 2018 in addition to the $10.0 million discrete benefit from the first quarter of fiscal 2018.
Additionally, the Tax Legislation subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for tax years starting on or after January 1, 2018. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy relating to deferred taxes and as such, no tax impacts are included in the Company's financial statements for the six-month period ended May 5, 2018.
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
On December 22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) directing taxpayers to consider the impact of the Tax Legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. Also in March 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to add various SEC paragraphs pursuant to the issuance of SAB 118, to Accounting Standards Codification topic 740, Income Taxes (ASC 740). In accordance with SAB 118, the amount reported for the tax benefit from re-measuring the Company’s net deferred tax liabilities to the lower 21.0% statutory rate and the amount reported for the additional U.S. income tax resulting from the one-time mandatory deemed repatriation including the ongoing evaluation of the impact on the Company’s indefinite reinvestment assertions regarding undistributed earnings and profits, represents the Company's best estimate as it continues to accumulate and process data to finalize its underlying calculations and to review further guidance that regulators are expected to issue.  The Company is also analyzing other provisions of the Tax Legislation to determine if they will impact the Company's effective rate for fiscal 2018 or in the future.  The Company will continue to refine its adjustments through the permissible measurement period, which is not to extend beyond one year after the enactment date.
Many provisions in the Tax Legislation may have U.S. state and local income tax implications. While some states automatically adopt federal tax law changes, others may conform their laws on a specific date or may choose to decouple from the new federal tax law provisions. As such, the Company has not sufficiently analyzed the impact of the new Tax Legislation on its state and local income taxes, and therefore did not record a provisional amount, but instead continues to apply ASC 740, based on the provisions of the tax law that were in effect immediately prior to the Tax Legislation being enacted. The Company expects to complete its analysis of the effects on state and local income taxes on or before December 22, 2018 as allowed by SAB 118.
All of the Company’s U.S. federal tax returns prior to fiscal year 2014 are no longer subject to examination. An IRS audit for the pre-acquisition fiscal year 2015 has been initiated for Linear.
All of the Company’s Ireland tax returns prior to fiscal year 2012 are no longer subject to examination.

Note 15 – New Accounting Pronouncements
Standards Implemented
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2016 and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. The Company recorded total excess tax benefits of $18.2 million in the six-month period ended May 5, 2018 from its share-based payments within income tax expense in its condensed consolidated statements of income. These excess tax benefits are presented within operating activities in the condensed consolidated statements of cash flows. The Company applied this change in presentation retrospectively and has adjusted the prior year presentation by removing the reclass of $26.0 million of excess tax benefit-stock options from net cash provided by operating activities to net cash provided by financing activities. The Company elected not to change its policy on accounting for forfeitures and continues to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption of ASU 2016-09 also changed the calculation of fully diluted shares outstanding for the three months ended February 3, 2018. The excess tax benefits have been excluded from the calculation of assumed proceeds in the Company's calculation of diluted weighted shares under the new standard. The Company's diluted weighted shares outstanding as of February 3, 2018 increased by approximately 1.0 million shares due to the adoption of the new standard.
Equity Method Investments
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). ASU 2016-07 eliminates the requirement that when an investment, initially accounted for under a method other than the equity method of accounting, subsequently qualifies for use of the equity method, an investor must retrospectively apply the equity method in prior periods in which it held the investment. This requires an investor to determine the fair value of the investee’s underlying assets and liabilities retrospectively at each investment date and revise all prior periods as if the equity method had always been applied. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The Company adopted ASU 2016-07 in the first quarter of fiscal 2018. The adoption of ASU 2016-07 in the first quarter of fiscal 2018 did not impact the Company's financial position or results of operations.
Inventory
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory (ASU 2015-11), which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. The guidance in ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. The Company adopted ASU 2015-11 in the first quarter of fiscal 2018. The adoption of ASU 2015-11 in the first quarter of fiscal 2018 did not impact the Company's financial position or results of operations.
Standards to Be Implemented
Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-01). ASU 2018-01 allows for reclassification of stranded tax effects resulting from the Tax Legislation from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
Business Combinations
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company will adopt ASU 2017-01 in the first quarter of fiscal 2019. The impact of the adoption on the Company's financial position and results of operations will be dependent upon any future acquisitions or disposals.
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

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 provides guidance on several specific cash flow issues, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. ASU 2016-15 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date but does not expect the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. ASU 2017-12 is effective for the Company in the first quarter of the fiscal year ending October 31, 2020 (fiscal 2020). The Company is currently evaluating the adoption date but does not expect the adoption of ASU 2017-12 will have a material impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (ASU 2016-06). ASU 2016-06 clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under ASU 2016-06 is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. ASU 2016-06 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. ASU 2016-06 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date but does not expect the adoption of ASU 2016-06 will have a material impact on its consolidated financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (ASU 2018-01). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. ASU 2016-02 and ASU 2018-01 are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-02 and ASU 2018-01 are effective for the Company in the first quarter of fiscal 2020. The Company is currently evaluating the adoption date and the impact adoption will have on its financial position and results of operations.
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

requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-01 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the impact adoption will have on its financial position and results of operations.
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

Note 16 – Subsequent Events
On May 29, 2018, the Board of Directors of the Company declared a cash dividend of $0.48 per outstanding share of common stock. The dividend will be paid on June 19, 2018 to all shareholders of record at the close of business on June 8, 2018.

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
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future liquidity, capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of changes in or the application of new or revised tax laws, including the Tax Cuts and Jobs Act of 2017 (Tax Legislation) in the U.S.; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies, including the integration of the acquired business, operations and employees of Linear Technology Corporation; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are inherently subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	May 5, 2018	April 29, 2017	$ Change	% Change
Revenue	$1,513,053	$1,147,982	$365,071	32%
Gross margin %	68.3%	55.8%
Net income	$379,831	$93,564	$286,267	306%
Net income as a % of revenue	25.1%	8.2%
Diluted EPS	$1.01	$0.27	$0.74	274%

	Six Months Ended
	May 5, 2018	April 29, 2017	$ Change	% Change
Revenue	$3,031,677	$2,132,431	$899,246	42%
Gross margin %	68.2%	60.4%
Net income	$648,003	$310,693	$337,310	109%
Net income as a % of revenue	21.4%	14.6%
Diluted EPS	$1.72	$0.94	$0.78	83%
The fiscal year ending November 3, 2018 (fiscal 2018) is a 53-week year and the fiscal year ended October 28, 2017 (fiscal 2017) was a 52-week year. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, the first six months of fiscal 2018 included an additional week of operations as compared to the first six months of fiscal 2017.

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
Revenue Trends by End Market
The following tables summarize revenue by end market for the three- and six-month periods ended May 5, 2018 and April 29, 2017. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	May 5, 2018			April 29, 2017
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$788,281	52%	47%	$536,437	47%
Automotive	238,839	16%	28%	185,871	16%
Consumer	198,063	13%	(6)%	211,575	18%
Communications	287,870	19%	34%	214,099	19%
Total revenue	$1,513,053	100%	32%	$1,147,982	100%

	Six Months Ended
	May 5, 2018			April 29, 2017
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue
Industrial	$1,529,179	50%	64%	$932,865	44%
Automotive	492,477	16%	50%	329,234	15%
Consumer	437,031	14%	(9)%	481,928	23%
Communications	572,990	19%	48%	388,404	18%
Total revenue	$3,031,677	100%	42%	$2,132,431	100%
* The sum of the individual percentages may not equal the total due to rounding.
Industrial - The Industrial end market included $224.7 million and $449.7 million of revenue in the three- and six-month periods ended May 5, 2018, respectively, as compared to $79.6 million of revenue in the three- and six-month periods ended April 29, 2017, as a result of the Acquisition. Industrial end market revenue increased in the three- and six-month periods ended May 5, 2018, as compared to the same periods of the prior fiscal year, primarily as a result of the Acquisition and a broad-based increase in demand for our products in this end market. Additionally, Industrial end market revenue increased in the six-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, as a result of an additional week of operations in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017.
Automotive - The Automotive end market included $81.9 million and $166.7 million of revenue in the three- and six-month periods ended May 5, 2018, respectively, as compared to $31.2 million of revenue in the three- and six-month periods ended April 29, 2017, as a result of the Acquisition. Automotive end market revenue increased in the three-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, primarily as a result of the Acquisition. Automotive end market revenue increased in the six-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, primarily as a result of the Acquisition, a broad-based increase in demand for our products in this end market and an additional week of operations in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017.
Consumer - The Consumer end market revenue decreased in the three-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a decreased demand for products used in portable consumer applications. Consumer end market revenue decreased in the six-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a decreased demand for products used in portable consumer applications, partially offset by an increase in revenue due to the Acquisition, which was not significant, and an additional week of operations in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017.
Communications - The Communications end market included $82.1 million and $168.4 million of revenue in the three- and six-month periods ended May 5, 2018, respectively, as compared to $30.6 million of revenue in the three- and six-month periods ended April 29, 2017, as a result of the Acquisition. Communications end market revenue increased in the three- and six-month periods ended May 5, 2018, as compared to the same periods of the prior fiscal year, primarily as a result of the Acquisition and a broad-based increase in demand for our products in this end market. Additionally, Communications end market revenue increased in the six-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, as a result of an additional week of operations in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017.
Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary end customer location, for the three- and six-month periods ended May 5, 2018 and April 29, 2017 were as follows:

	Three Months Ended
Region	May 5, 2018	April 29, 2017	$ Change	% Change
United States	$502,258	$422,328	$79,930	19%
Rest of North and South America	26,208	27,630	(1,422)	(5)%
Europe	364,563	293,178	71,385	24%
Japan	183,003	96,289	86,714	90%
China	282,465	198,209	84,256	43%
Rest of Asia	154,556	110,348	44,208	40%
Total revenue	$1,513,053	$1,147,982	$365,071	32%

	Six Months Ended
Region	May 5, 2018	April 29, 2017	$ Change	% Change
United States	$1,042,033	$853,326	$188,707	22%
Rest of North and South America	50,694	50,587	107	—%
Europe	722,799	519,513	203,286	39%
Japan	364,228	185,180	179,048	97%
China	550,589	351,192	199,397	57%
Rest of Asia	301,334	172,633	128,701	75%
Total revenue	$3,031,677	$2,132,431	$899,246	42%
In the three- and six-month periods ended May 5, 2018 and April 29, 2017, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, the Netherlands and Sweden; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
On a regional basis, the United States and Rest of North and South America included $98.3 million and $196.2 million of revenue in the three- and six-month periods ended May 5, 2018, respectively, as compared to $29.7 million of revenue in the three- and six-month periods ended April 29, 2017, as a result of the Acquisition. The sales increase in the United States in the three- and six-month periods ended May 5, 2018, as compared to the same periods of the prior fiscal year, was primarily a result of the Acquisition and an increase in demand for our products sold into the Industrial end market, partially offset by a decrease in demand for our products sold into the Consumer end market. Additionally, the sales increase in the United States in the six-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, was a result of an additional week of operations in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017.

Europe included $92.1 million and $179.5 million of revenue in the three- and six-month periods ended May 5, 2018, respectively, as compared to $41.5 million of revenue in the three- and six-month periods ended April 29, 2017, as a result of the Acquisition. The sales increase in Europe in the three- and six-month periods ended May 5, 2018, as compared to the same periods of the prior fiscal year, was primarily a result of the Acquisition and an increase in demand for our products sold into the Industrial end market partially offset by a decrease in demand for our products sold into the Automotive end market. Additionally, the sales increase in Europe in the six-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, was a result of an additional week of operations in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017.
Japan included $69.2 million and $141.3 million of revenue in the three- and six-month periods ended May 5, 2018, respectively, as compared to no revenue, as a result of the deferral of revenue related to sales to distributors, in the three- and six-month periods ended April 29, 2017, as a result of the Acquisition. The sales increase in Japan in the three- and six-month periods ended May 5, 2018, as compared to the same periods of the prior fiscal year, was primarily a result of the Acquisition and an increase in demand for our products sold into the Industrial end market. Additionally, the sales increase in Japan in the six-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, was a result of an additional week of operations in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017.
China included $84.5 million and $173.4 million of revenue in the three- and six-month periods ended May 5, 2018, respectively, as compared to $44.6 million of revenue in the three- and six-month periods ended April 29, 2017, as a result of the Acquisition. The Rest of Asia included $61.3 million and $125.4 million of revenue in the three- and six-month periods ended May 5, 2018, respectively, as compared to $31.7 million of revenue in the three- and six-month periods ended April 29, 2017, as a result of the Acquisition. The sales increase in China and the Rest of Asia in the three- and six-month periods ended May 5, 2018, as compared to the same periods of the prior fiscal year, was primarily a result of the Acquisition and a broad-based increase in demand for our products sold into all end markets. Additionally, the sales increase in China and the Rest of Asia in the six-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, was a result of an additional week of operations in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017.
Gross Margin

	Three Months Ended				Six Months Ended
	May 5, 2018	April 29, 2017	$ Change	% Change	May 5, 2018	April 29, 2017	$ Change	% Change
Gross margin	$1,033,812	$640,443	$393,369	61%	$2,069,002	$1,288,947	$780,055	61%
Gross margin %	68.3%	55.8%			68.2%	60.4%
Gross margin percentage increased by 1,250 basis points and 780 basis points in the three- and six-month periods ended May 5, 2018, as compared to the same periods of the prior fiscal year, primarily because the three- and six-month periods ended April 29, 2017 included cost of sales adjustments of $121.1 million related to the sale of acquired inventory written up to fair value. Additionally, the increases in gross margin percentages in the three- and six-month periods ended May 5, 2018, as compared to the same periods of the prior fiscal year, were a result of a mix shift in favor of higher margin products being sold resulting from the Acquisition, and lower cost of sales resulting from favorable factory variances related to increased utilization at our manufacturing facilities.
Research and Development (R&D)

	Three Months Ended				Six Months Ended
	May 5, 2018	April 29, 2017	$ Change	% Change	May 5, 2018	April 29, 2017	$ Change	% Change
R&D expenses	$289,472	$235,232	$54,240	23%	$578,069	$419,186	$158,883	38%
R&D expenses as a % of revenue	19.1%	20.5%			19.1%	19.7%
R&D expenses increased in the three- and six-month periods ended May 5, 2018, as compared to the same periods of the prior fiscal year. Approximately $45.8 million and $133.5 million of the overall increase in the three- and six-month periods ended May 5, 2018, respectively, were a result of the Acquisition. The remainder of the increase in each period was primarily the result of increases in operational spending and R&D employee and related benefit expenses, partially offset by a decrease in variable compensation expense linked to our overall profitability and revenue growth. The additional week of operations in the first six months of fiscal 2018 as compared to the first six months of fiscal 2017 also contributed to the increase in operational spending and R&D employee and related benefit expenses in the six-month period ended May 5, 2018.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	May 5, 2018	April 29, 2017	$ Change	% Change	May 5, 2018	April 29, 2017	$ Change	% Change
SMG&A expenses	$172,146	$190,686	$(18,540)	(10)%	$349,054	$321,345	$27,709	9%
SMG&A expenses as a % of revenue	11.4%	16.6%			11.5%	15.1%
SMG&A expenses decreased in the three-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a decrease of $35.4 million in Acquisition-related transaction costs, partially offset by a $16.6 million increase in SMG&A expenses as a result of the Acquisition.
SMG&A expenses increased in the six-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a $62.4 million increase in SMG&A expenses as a result of the Acquisition, partially offset by a decrease of $34.7 million in Acquisition-related transaction costs.
Amortization of Intangibles

	Three Months Ended				Six Months Ended
	May 5, 2018	April 29, 2017	$ Change	% Change	May 5, 2018	April 29, 2017	$ Change	% Change
Amortization expenses	$107,129	$68,690	$38,439	56%	$214,148	$86,850	$127,298	147%
Amortization expenses as a % of revenue	7.1%	6.0%			7.1%	4.1%
Amortization expenses increased in the three- and six-month periods ended May 5, 2018, as compared to the same periods of the prior fiscal year, as a result of the purchase of intangible assets as part of the Acquisition.
Special Charges
We monitor global macroeconomic conditions on an ongoing basis and continue to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years, which resulted in special charges of $16.1 million and $8.1 million in the first quarter of fiscal 2018 and fiscal 2017, respectively, in an effort to reduce overall operating costs. In addition, in the first quarter of fiscal 2017 we recorded a special charge of $41.3 million related to an early retirement offer action, which we expect to result in estimated annual salary, variable compensation, and employee benefit savings of approximately $28.4 million once fully implemented.
In the first six months of fiscal 2018, we recorded special charges of $42.3 million as a result of our decision to consolidate certain wafer and test facility operations acquired as part of the Acquisition. Over the next three to five years, we plan to close our Hillview wafer fabrication facility located in Milpitas, California and our Singapore test facility. We intend to transfer Hillview wafer fabrication production to our other internal facilities and to external foundries. In addition, we are planning to transition testing operations currently handled in our Singapore facility to our facilities in Penang, Malaysia and the Philippines, in addition to our outsourced assembly and test partners. The special charge recognized as a result of this action consists of severance and related benefit costs. We expect that this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $60.0 million once fully implemented.
See Note 6, Special Charges, in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Operating Income

	Three Months Ended				Six Months Ended
	May 5, 2018	April 29, 2017	$ Change	% Change	May 5, 2018	April 29, 2017	$ Change	% Change
Operating income	$463,976	$145,835	$318,141	218%	$869,324	$412,103	$457,221	111%
Operating income as a % of revenue	30.7%	12.7%			28.7%	19.3%
The year-over-year increase in operating income in the three-month period ended May 5, 2018 was primarily the result of a $393.4 million increase in gross margin and a $18.5 million decrease in SMG&A expenses, partially offset by a $54.2 million increase in R&D expenses and a $38.4 million increase in amortization expenses as more fully described above under the headings Gross Margin, Selling, Marketing, General and Administrative (SMG&A), Research and Development (R&D), and Amortization of Intangibles.
The year-over-year increase in operating income in the six-month period ended May 5, 2018 was primarily the results of a $780.1 million increase in gross margin, partially offset by a $158.9 million increase in R&D expenses, a $127.3 million increase in amortization expenses, a $27.7 million increase in SMG&A expenses, and a $8.9 million increase in special charges as more fully described above under the headings Gross Margin, Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A), Amortization of Intangibles, and Special Charges.
Nonoperating Expense (Income)

	Three Months Ended			Six Months Ended
	May 5, 2018	April 29, 2017	$ Change	May 5, 2018	April 29, 2017	$ Change
Interest expense	$64,792	$71,636	$(6,844)	$132,822	$114,250	$18,572
Interest income	(1,912)	(12,421)	10,509	(4,004)	(22,421)	18,417
Other, net	(451)	(94)	(357)	105	251	(146)
Total nonoperating expense	$62,429	$59,121	$3,308	$128,923	$92,080	$36,843
The year-over-year increase in nonoperating expense in the three-month period ended May 5, 2018 was the result of a decrease in interest income as a result of lower invested cash balances in the three months ended May 5, 2018 as compared to the three months ended April 29, 2017 and an increase in interest expense related to a 3-year unsecured term loan in the principal amount of $2.5 billion and a 5-year unsecured term loan in the principal amount of $2.5 billion entered into in the second quarter of fiscal 2017 and $750 million of senior unsecured notes issued in the second quarter of fiscal 2018, partially offset by a decrease in interest expense as a result of reduction in fees related to financing commitments which were entered into prior to the Acquisition and which terminated upon the Acquisition in the second quarter of fiscal 2017.
The year-over-year increase in nonoperating expense in the six-month period ended May 5, 2018 was primarily the result of a decrease in interest income as a result of lower invested cash balances in the first six month of fiscal 2018 as compared to the first six months of fiscal 2017 and an increase in interest expense related to a 3-year unsecured term loan in the principal amount of $2.5 billion and a 5-year unsecured term loan in the principal amount of $2.5 billion entered into in the second quarter of fiscal 2017, $2.1 billion of senior unsecured notes issued in the first quarter of fiscal 2017 in connection with the Acquisition and $750 million of senior unsecured notes issued in the second quarter of fiscal 2018, partially offset by a reduction in fees related to financing commitments which were entered into prior to the Acquisition and which terminated upon the Acquisition in the second quarter of fiscal 2017.
Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
	May 5, 2018	April 29, 2017	$ Change	May 5, 2018	April 29, 2017	$ Change
Provision (benefit) for income taxes	$21,716	$(6,850)	$28,566	$92,398	$9,330	$83,068
Effective income tax rate	5.4%	(7.9)%		12.5%	2.9%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective income tax rate can also be impacted each year by discrete factors or events.
The tax rate for the three- and six-month periods ended May 5, 2018 was below our blended U.S. federal statutory tax rate of 23.4% for fiscal 2018 resulting from the passage of the Tax Cuts and Jobs Act of 2017 (Tax Legislation), primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Similarly, the tax rate for the three- and six-month periods ended April 29, 2017 was below the then U.S. statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income.
Our effective tax rate for the six-month period ended May 5, 2018 includes a provisional estimate for a discrete tax benefit of $639.7 million from remeasuring our U.S. deferred tax liabilities at the lower 21% statutory tax rate. The six-month period ended May 5, 2018 also includes a provisional estimate of $687.1 million for the discrete tax charge from the Tax Legislation’s one-time transition tax associated with our undistributed foreign earnings, which is comprised of the $751.1 million transitional tax liability less a deferred tax liability of $64.0 million that was recorded in prior years.
Additionally, we recorded discrete benefits for excess tax benefits from share-based payments of $8.2 and $18.2 million in the three- and six-month periods ended May 5, 2018, respectively. Our effective tax rate for the three-month period ended May 5, 2018 also included a tax benefit of $4.3 million resulting from the release of Linear's uncertain tax positions due to a statute of limitation expiration during the quarter. Our effective tax rate for the three- and six-month periods ended April 29, 2017 included a tax benefit of $15.0 million for the release of a state tax credit valuation allowance as a result of the Acquisition.
The Tax Legislation contains many provisions that are effective for tax years beginning on or after January 1, 2018.  Because we are a fiscal year U.S. taxpayer, certain provisions, such as the global intangible low-taxed income tax and foreign-derived intangible income deduction on certain foreign-source income and new limitations on certain business deductions, will begin applying to us for our fiscal year ending November 2, 2019 (fiscal 2019).  For fiscal 2018, the most significant impacts include a lower U.S. federal corporate income tax rate, a re-measurement of certain net deferred taxes to reflect the revised tax rates and a new transition tax on the deemed repatriation of certain foreign earnings.  The phasing in of the lower corporate income tax rate results in a blended federal tax rate of 23.4% for fiscal 2018, compared with the previous 35% rate. The federal tax rate will be reduced to 21% in subsequent fiscal years.
Non-U.S. jurisdictions accounted for approximately 75.7% of our total revenues for the six-month period ended May 5, 2018, compared to approximately 78.4% of our total revenues for the six-month period ended April 29, 2017. This revenue generated outside of the U.S. results in a material portion of our pretax income being taxed outside the U.S., primarily in Bermuda, Ireland and Singapore, at tax rates ranging from 0% to 33.3%. The Company has a partial tax holiday in Singapore through August 2019 and a partial tax holiday in Malaysia through July 2025. The impact on our provision for income taxes on income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $113.0 million and a foreign effective tax rate of approximately 5.3% in the three-month period ended May 5, 2018, compared to a benefit of approximately $182.6 million and a foreign effective tax rate of approximately 5.8% in the three-month period ended April 29, 2017. The impact on our provision for income taxes on income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $211.1 million and a foreign effective tax rate of approximately 5.8% in the six-month period ended May 5, 2018, compared to a benefit of approximately $266.7 million and a foreign effective tax rate of approximately 5.1% in the six-month period ended April 29, 2017. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers our overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by amounts for discrete factors or events, and acquisition-related accounting adjustments.
Net Income

	Three Months Ended				Six Months Ended
	May 5, 2018	April 29, 2017	$ Change	% Change	May 5, 2018	April 29, 2017	$ Change	% Change
Net Income	$379,831	$93,564	$286,267	306%	$648,003	$310,693	$337,310	109%
Net Income as a % of revenue	25.1%	8.2%			21.4%	14.6%
Diluted EPS	$1.01	$0.27			$1.72	$0.94
Net income increased in the three-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a $318.1 million increase in operating income, partially offset by a $3.3 million increase in nonoperating expense and a $28.6 million increase in provision for income taxes.
Net income increased in the six-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a $457.2 million increase in operating income, partially offset by a $36.8 million increase in nonoperating expense and a $83.1 million increase in provision for income taxes.

Liquidity and Capital Resources
At May 5, 2018, our principal source of liquidity was $806.5 million of cash and cash equivalents, of which approximately $388.9 million was held in the United States. The balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We continue to assert our intent to reinvest substantially all of our foreign earnings indefinitely, however we are in the process of analyzing the impact that the Tax Legislation has on this indefinite reinvestment assertion. As we intend to reinvest substantially all of our foreign earnings indefinitely at this time, certain cash held outside the United States is not available for repatriation as dividends to the United States. If such funds are needed for U.S. operations, we would be required to accrue and pay foreign withholding and U.S. state income taxes to the extent not already subject to taxation. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
On the Acquisition Date, we borrowed under a term loan agreement consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. As of May 5, 2018, we have paid $1.4 billion of principal on the 3-year unsecured term loan and paid $1.2 billion of principal on the 5-year unsecured term loan.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Six Months Ended
	May 5, 2018	April 29, 2017
Net cash provided by operating activities	$1,107,182	$861,909
Net cash provided by operations as a % of revenue	36.5%	40.4%
Net cash used for investing activities	$(170,490)	$(7,031,049)
Net cash (used for) provided by financing activities	$(1,178,171)	$10,945,723
At May 5, 2018, cash and cash equivalents totaled $806.5 million. The following changes contributed to the net decrease in cash and cash equivalents in the six-month period ended May 5, 2018 as compared to the same period in fiscal 2017.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
The increase in cash provided by operating activities during the six-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, was primarily a result of changes in working capital, partially offset by lower net income adjusted for non-cash items, primarily resulting from changes to income taxes related to the Tax Legislation.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, maturities and sales of available-for-sale securities, as well as cash used for acquisitions.
The decrease in cash used for investing activities during the six-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, was primarily the result of a decrease in payments for acquisitions, partially offset by a decrease of proceeds from the sale of available for sale securities.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans.
The change in cash related to financing activities during the six-month period ended May 5, 2018, as compared to the same period of the prior fiscal year, was primarily due to a decrease in net proceeds of $10.4 billion received from the issuance of senior unsecured notes and financing commitments, and repayments of $870.0 million on the 3-year unsecured term loan and $750.0 million on the 5-year unsecured term loan.

Working Capital

	May 5, 2018	October 28, 2017	$ Change	% Change
Accounts receivable, net	$759,557	$688,953	$70,604	10%
Days sales outstanding*	44	43
Inventory	$551,220	$550,816	$404	—%
Days cost of sales in inventory*	105	104
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively. Cost of sales amounts used in the calculation of days cost of sales in inventory as of May 5, 2018 include Acquisition accounting adjustments related to the amortization of developed technology intangible assets acquired and depreciation related to the write up of fixed assets to fair value.
The increase in accounts receivable in dollars was primarily the result of higher product shipments in the second quarter of fiscal 2018 as compared to the fourth quarter of fiscal 2017.
Inventory in dollars remained flat, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to $1.4 billion at May 5, 2018 from $1.6 billion at the end of fiscal 2017. The decrease was primarily due to a decrease in the current portion of our debt.
As of May 5, 2018 and October 28, 2017, we had gross deferred revenue of $701.3 million and $589.5 million, respectively, and gross deferred cost of sales of $135.6 million and $115.5 million, respectively. Deferred income on shipments to distributors increased in the first six months of fiscal 2018, primarily as a result of higher demand for products sold into the channel. Sales to certain distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to certain distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of May 5, 2018, we had $7.0 billion of carrying value outstanding on our long-term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
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
$400.0 Million Aggregate Principal Amount of 2.5% Senior Unsecured Notes (2021 Notes), $550.0 Million Aggregate Principal Amount of 3.125% Senior Unsecured Notes (December 2023 Notes), $900.0 Million Aggregate Principal Amount of 3.5% Senior Unsecured Notes (2026 Notes) and $250.0 Million Aggregate Principal Amount of 4.5% Senior Unsecured Notes (2036 Notes)
On December 5, 2016, we issued the 2021 Notes, the December 2023 Notes, the 2026 Notes and the 2036 Notes with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017.

$300.0 Million Aggregate Principal Amount of 2.85% Senior Unsecured Notes (2020 Notes) and $450.0 Million Aggregate Principal Amount of 2.95% Senior Unsecured Notes (January 2021 Notes)
On March 12, 2018, we issued the 2020 Notes with semi-annual fixed interest payments due on March 12 and September 12 of each year, commencing September 12, 2018, and the January 2021 Notes with semi-annual fixed interest payments due on January 12 and July 12 of each year, commencing July 12, 2018.
The indentures governing the 2020 Notes, 2021 Notes, January 2021 Notes, 2023 Notes, December 2023 Notes, 2025 Notes, 2026 Notes, 2036 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of May 5, 2018, we were compliant with these covenants.
$5.0 Billion Aggregate Principal Term Loans
On the Acquisition Date, we drew down on a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. The term loans bear interest at a rate per annum equal to the Eurodollar Rate plus a margin based on our debt ratings from time to time of between 0.75% and 1.63% in the case of the 3-year unsecured term loan, and a margin of between 0.88% and 1.75% in the case of the 5-year unsecured term loan. As of May 5, 2018, we have paid $1.4 billion of principal on the 3-year unsecured term loan and paid $1.2 billion of principal on the 5-year unsecured term loan.
Revolving Credit Facility
We have a senior unsecured revolving credit facility with certain institutional lenders that expires on July 10, 2020. The agreement for such revolving credit facility (Credit Agreement) provides that we may borrow up to $1.0 billion. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 5.0 to 1.0. The debt covenant will be reduced over time to 3.0 to 1.0 starting in May 2018. As of May 5, 2018, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $6.2 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of May 5, 2018, we had repurchased a total of approximately 147.0 million shares of our common stock for approximately $5.4 billion under this program. As of May 5, 2018, an additional $792.5 million remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. In connection with the Acquisition, we have temporarily suspended our share repurchase program. While we do not plan to resume share repurchases in the near term, we expect to continue repurchasing our common stock over the long-term. We also, from time to time, repurchase shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units.
Capital Expenditures
Net additions to property, plant and equipment were $117.1 million in the first six months of fiscal 2018 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2018 to be in the range of $230.0 million to $270.0 million. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On May 29, 2018, our Board of Directors declared a cash dividend of $0.48 per outstanding share of common stock. The dividend will be paid on June 19, 2018 to all shareholders of record at the close of business on June 8, 2018 and is expected to total approximately $178.0 million. We currently expect quarterly dividends to continue at $0.48 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
In the first quarter of fiscal 2018, we entered into a lease agreement for approximately 445,000 sq. ft. for a facility in Santa Clara, California. The lease term is through October 2030 and we expect to occupy the building beginning November 1, 2018.
The Tax Legislation, enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. As part of transitioning to the territorial tax system, the Tax Legislation includes a one-time transition tax that we intend to elect to pay over a period of eight years that begins in fiscal 2019 on an interest free basis.
In the second quarter of fiscal 2018, in an underwritten public offering, we issued the 2020 Notes and the January 2021 Notes.
The following amounts were not previously reflected in the contractual obligations table contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 28, 2017:

		Payment due by period
(thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Transition tax (a)	$751,128	$60,090	$120,180	$120,180	$450,678
Operating leases (b)	245,405	—	25,760	40,500	179,145
Debt obligations (c)	750,000	—	750,000	—	—
Interest payments associated with debt obligations (c)	54,713	19,613	35,100	—	—
Total	$1,801,246	$79,703	$931,040	$160,680	$629,823
_____________________
(a) Provisional estimate of the one-time mandatory deemed repatriation tax on accumulated foreign subsidiaries' previously untaxed foreign earning, to be paid over a period of 8 years and which will not accrue interest.
(b) This operating lease obligation includes escalation clauses. These escalating payment requirements are reflected in the table.
(c) Debt obligations are assumed to be held to maturity.
There have not been any other material changes during the six-month period ended May 5, 2018 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 28, 2017.

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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States (U.S. GAAP). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is our first quarter of fiscal 2019. We have developed a project plan for the implementation of the guidance, including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We have reviewed our revenue streams and are nearing completion in assessing all potential impacts of the standard, including any impacts from recently issued amendments, and retrospectively adjusting financial information for prior fiscal years under the full retrospective transition method. We have also made progress on our impact assessment of the Acquisition.  While we are still in the process of completing our evaluation of the standard, we currently believe the most significant impact will be related to the timing of recognition of sales to certain distributors. As described in Note 2, Revenue Recognition, of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, we currently defer revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, we will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. We are continuing to evaluate the future impact and method of adoption of ASU 2014-09 and related amendments on our consolidated financial statements and related disclosures. We will adopt ASU 2014-09, using the full retrospective method, upon its effective date for us which is our first quarter of fiscal 2019.

Critical Accounting Policies and Estimates
There were no material changes in the six-month period ended May 5, 2018 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 28, 2017.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
In the fiscal year ended October 28, 2017, we borrowed $2.5 billion of 3-year term loans and $2.5 billion of 5-year term loans as part of the financing for the acquisition of Linear Technology Corporation. As of May 5, 2018, we have paid $1.4 billion of principal on the 3-year unsecured term loan and paid $1.2 billion of principal on the 5-year unsecured term loan. The term loans accrue interest at a floating rate, equal to the LIBOR rate corresponding with the tenor of the borrowing period plus the applicable spread (112.5 basis points for the 3-year term loan and 125 basis points for the 5-year term loan).  Based on the $2.4 billion of floating rate debt outstanding as of May 5, 2018, our annual interest expense would change by approximately $4.3 million for each 100 basis point increase in interest rates.
There were no other material changes in the six-month period ended May 5, 2018 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended October 28, 2017.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 5, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 5, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 5, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	loss of key management and technical personnel, particularly our experienced engineers;

•	integrating personnel, IT systems and corporate, finance and administrative infrastructures of the two companies while maintaining focus on providing consistent, high quality products and services;

•	coordinating and integrating our internal operations, compensation and benefits programs, policies and procedures, and corporate structures;

•	potential unknown liabilities and unforeseen or increased costs and expenses;

•	the possibility of faulty assumptions underlying expectations regarding potential synergies and the integration process;

•	incurring significant Acquisition-related costs and expenses associated with combining our operations;

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by integrating the companies’ operations; and

•	servicing the substantial debt that we have incurred in connection with the Acquisition.

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

•
the effects of issued or threatened government sanctions, trade barriers or economic restrictions, changes in law or regulations, including executive orders, changes in import and export regulations or changes in duties and tariffs;

•	the timing of new product announcements or introductions by us, our customers or our competitors and the market acceptance of such products;

•	pricing decisions and competitive pricing pressures;

•	fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;

•	the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;

•	a decline in infrastructure spending by foreign governments, including China;

•	a decline in the U.S. government defense budget, changes in spending or budgetary priorities, a prolonged U.S. government shutdown or delays in contract awards;

•	any significant decline in our backlog;

•	our ability to recruit, hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;

•	our ability to generate new design opportunities and win competitive bid selection processes;

•	the increasing costs of providing employee benefits worldwide, including health insurance, retirement plan and pension plan contributions and retirement benefits;

•	our ability to utilize our manufacturing facilities at efficient levels;

•	potential significant litigation-related costs or product warranty and/or indemnity claims, including those not covered by our suppliers or insurers;

•	the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;

•	the costs related to compliance with increasing worldwide government, environmental and social responsibility regulations;

•	new accounting pronouncements or changes in existing accounting standards and practices; and

•	the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts and other events beyond our control.
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first six months of the fiscal year ending November 3, 2018 was below our blended U.S. federal statutory rate of 23.4% calculated under the provisions of the Tax Cuts and Jobs Act of 2017 (Tax Legislation) enacted on December 22, 2017. It was also below the U.S. statutory tax rate of 35% for fiscal 2017 under the previous tax laws. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia and a partial tax holiday in Singapore through August 2019. The ability to extend such tax holidays beyond their dates of expiration cannot be assured. In addition, if we fail to meet certain conditions of the tax holidays, we may lose the benefit of the tax holidays and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.

In addition, future tax reform and certain aspects of the Tax Legislation, which become effective in the fiscal year ending November 2, 2019 may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. On October 5, 2015, the Organization for Economic Cooperation and Development, an international association of thirty-five countries, including the United States, Ireland and UK, released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Additionally, as a result of the Tax Legislation described above, we recorded provisional estimates of the one-time adjustments for the re-measurement of deferred tax assets (liabilities) and the deemed repatriation tax on unremitted foreign earnings and profits. The final impact of the new tax law may differ from these estimates, possibly materially, due to, among other things, changes in interpretations and assumptions made, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions we take as a result of this new tax law.
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
Our future success significantly depends on our continued ability to execute our business strategy, continue to improve our existing products and design, develop, produce and market innovative new products. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our ability to generate new design opportunities and win competitive bid selection processes. Failure to obtain or maintain a particular design win may prevent us from obtaining or maintaining design wins in subsequent generations of a particular product and could also weaken our position in future competitive selection processes. Our growth is also dependent on our ability to identify and penetrate new markets where we have limited experience and competition is intense. Some of our customers in new markets are less established, which could subject us to increased credit risk. There can be no assurance that the markets we serve and/or target based on our business strategy will grow in the future, that our existing and new products will meet the requirements of these markets, that our products, or the products in which our products are used, will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets. Additionally, developing markets, such as the Internet of Things, autonomous driving, artificial intelligence and 5G, require significant investments, resources and technological advancements in order to compete effectively and there can be no assurance that we will achieve success in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations.
We may not be able to compete successfully in markets within the semiconductor industry in the future.
We face intense competition in the semiconductor industry, and we expect this competition to increase in the future, including from companies located outside of the United States. Competition is generally based on innovation, design, quality and reliability of products, product performance, features and functionality, product pricing, availability and capacity, technological service and support, and the availability of integrated system solutions, with the relative importance of these factors varying among products, markets and customers. Many companies have sufficient financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include emerging companies selling specialized products in markets we serve and entities outside of the U.S., including entities associated with well-funded efforts by foreign governments to create indigenous semiconductor industries. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. In addition, as we seek to expand our business, including the design and production of products and services for developing and emerging markets, we may encounter increased competition from our current competitors and/or new competitors. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition. In addition, the semiconductor industry has experienced significant consolidation over the past several years. Consolidation among our competitors could lead to a changing competitive landscape, which could negatively impact our competitive position and market share and harm our results of operations.
We rely on third-party suppliers, subcontractors and manufacturers for some industry-standard wafers, manufacturing processes, assembly and test services, and transportation, and we generally cannot control their availability or conditions of supply.
We rely, and plan to continue to rely, on third-party suppliers, assembly and test subcontractors, freight carriers and wafer fabricators (collectively, suppliers) to supply most of our products that can be manufactured using industry-standard processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately half of our wafer requirements annually from third-party wafer fabrication foundries, primarily Taiwan Semiconductor Manufacturing Company. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third-party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
A prolonged disruption of our internal manufacturing operations could have a material adverse effect on our business, financial condition and results of operations.

In addition to leveraging an outsourcing model for manufacturing operations, we also rely on our internal manufacturing operations located in the United States, Ireland, the Philippines, Singapore and Malaysia. A prolonged disruption at, or inability to utilize, one or more of our manufacturing facilities, loss of raw materials or damage to our manufacturing equipment for any reason, including due to natural or man-made disasters, civil unrest or other events outside of our control, such as widespread outbreaks of illness or the failure to maintain our labor force at one or more of these facilities, may disrupt our operations, delay production, shipments and revenue and result in us being unable to timely satisfy customer demand. As a result, we could forgo revenue opportunities, potentially lose market share and damage our customer relationships, all of which could materially and adversely affect our business, financial condition and results of operations.
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
Our ability to make payments of principal and interest on our indebtedness when due, including the significant indebtedness that we have incurred in connection with the Acquisition, depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	borrow under our revolving credit facility;

•	divert funds that would otherwise be invested in our operations;

•	repatriate earnings as dividends from foreign locations, attracting foreign withholding and U.S. income taxes;

•	sell selected assets; or

•	reduce or delay planned capital expenditures or operating expenditures.
Such measures might not be sufficient to enable us to service our debt, which could negatively impact our financial results. In addition, we may not be able to obtain any such financing, refinancing or complete a sale of assets on economically favorable terms. In the case of financing or refinancing, favorable interest rates will depend on the health of the debt capital markets.
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
The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. Other companies or individuals have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling infringing products, if those patents are found to be valid and infringed by us. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. We could also be subject to litigation or arbitration disputes arising under our contractual obligations, as well as customer indemnity, warranty or product liability claims that could lead to significant costs and expenses as we defend those claims or pay damage awards. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities, and we may elect to self-insure with respect to certain matters. An adverse outcome in litigation or arbitration could have a material adverse effect on our financial position or on our operating results or cash flows in the period in which the dispute is resolved.
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
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as Internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. We also utilize external cloud providers for certain infrastructure activities. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. We may also be subject to security breaches of our information technology systems and certain of our products caused by viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties or our employees or contractors. Our security measures or those of our third party service providers may not detect or prevent security breaches, defects, bugs or errors. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases where doing so is necessary to conduct our business.  While we employ confidentiality agreements to protect such information, nonetheless those third parties may also be subject to security breaches or otherwise compromise the protection of such information. Security breaches of our information technology systems or those of our partners could result in the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland, the Philippines, Singapore and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Risks associated with our international business operations include the following:

•	political, legal and economic changes, crises or instability and civil unrest in foreign markets;

•	currency conversion risks and exchange rate and interest rate fluctuations;

•
trade and travel disputes or restrictions, government sanctions, import or export tariffs or other restrictions imposed by the U.S. government or by the governments of the countries in which we do business;

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
Many of these risks are present in China. While we expect to continue to expand our business and operations in China, our success in the Chinese markets may be adversely affected by China’s continuously evolving policies, laws and regulations, including those relating to taxation, import and export tariffs or restrictions, currency controls, antitrust, cybersecurity and data protection, the environment, indigenous innovation and the promotion of a domestic semiconductor industry, and intellectual property rights and enforcement and protection of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies, international trade policies and relations, or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions on imports or exports, or currency revaluations, which could have an adverse effect on our business plans and operating results.

At May 5, 2018, our principal source of liquidity was $806.5 million of cash and cash equivalents and short-term investments, of which approximately $388.9 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States is not available for repatriation as dividends to meet certain aspects of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to accrue and pay foreign withholding and U.S. income taxes under current tax laws as revised by the Tax Cuts and Jobs Act, which could have a material adverse effect on our results of operations and financial condition.
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

•	financial results and prospects of our customers;

•	U.S. and foreign government actions, including with respect to trade, travel and taxation;

•	changes in market valuations of other semiconductor companies;

•	rumors and speculation in the press, investment community or on social media about us, our customers or other companies in our industry;

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
Issuer Purchases of Equity Securities
On March 10, 2017, we completed the acquisition of Linear Technology Corporation, an independent manufacturer of high performance analog integrated circuits, which we refer to as the Acquisition. In connection with the Acquisition, we have temporarily suspended our share repurchase program. The table below summarizes the activity related to stock repurchases for the three months ended May 5, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 4, 2018 through March 3, 2018	3,187	$87.58	—	$792,501,619
March 4, 2018 through March 31, 2018	183,178	$95.26	—	$792,501,619
April 1, 2018 through May 5, 2018	46,865	$90.66	—	$792,501,619
Total	233,230	$94.23	—	$792,501,619

(a)
Consists of 233,230 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

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
4.1
Supplemental Indenture, dated March 12, 2018, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on March 12, 2018 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended May 5, 2018 and April 29, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 5, 2018 and April 29, 2017, (iii) Condensed Consolidated Balance Sheets at May 5, 2018 and October 28, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended May 5, 2018 and April 29, 2017 and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended May 5, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: May 30, 2018	By:	/S/ VINCENT ROCHE
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 30, 2018	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)