Form 10-Q
period 2018-08-04
ANALOG DEVICES INC
filed 2018-08-22
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of August 4, 2018 there were 371,669,966 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Revenue	$1,572,679	$1,433,902	$4,604,356	$3,566,333
Cost of sales (1)	502,033	667,278	1,464,708	1,510,762
Gross margin	1,070,646	766,624	3,139,648	2,055,571
Operating expenses:
Research and development (1)	291,642	275,670	869,711	694,856
Selling, marketing, general and administrative (1)	171,487	183,980	520,541	505,325
Amortization of intangibles	107,409	112,153	321,557	199,003
Special charges	1,069	—	59,476	49,463
	571,607	571,803	1,771,285	1,448,647
Operating income	499,039	194,821	1,368,363	606,924
Nonoperating expense (income):
Interest expense	61,665	73,073	194,487	187,323
Interest income	(2,588)	(5,524)	(6,592)	(27,945)
Other, net	(632)	474	(527)	725
	58,445	68,023	187,368	160,103
Income before income taxes	440,594	126,798	1,180,995	446,821
Provision for income taxes	26,130	57,882	118,528	67,212
Net income	$414,464	$68,916	$1,062,467	$379,609
Shares used to compute earnings per common share – basic	371,315	367,315	370,211	339,139
Shares used to compute earnings per common share – diluted	375,815	371,159	374,880	343,286
Basic earnings per common share	$1.11	$0.18	$2.86	$1.12
Diluted earnings per common share	$1.10	$0.18	$2.82	$1.10
Dividends declared and paid per share	$0.48	$0.45	$1.41	$1.32
(1) Includes stock-based compensation expense as follows:
Cost of sales	$5,734	$4,375	$13,775	$8,885
Research and development	$18,018	$15,781	$59,764	$34,712
Selling, marketing, general and administrative	$13,143	$12,668	$40,172	$28,242
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (thousands)

	Three Months Ended		Nine Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net income	$414,464	$68,916	$1,062,467	$379,609
Foreign currency translation adjustments	(9,345)	3,119	(2,593)	4,297
Change in fair value of available-for-sale securities (net of taxes of $0, $21, $0 and $12, respectively)	2	30	5	(426)
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $847, $594, $476 and $2,901, respectively)	(4,378)	5,172	(2,641)	11,738
Changes in pension plans including prior service cost, transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $96, $108, $298 and $313 respectively)	1,266	(357)	1,122	(537)
Other comprehensive (loss) income	(12,455)	7,964	(4,107)	15,072
Comprehensive income	$402,009	$76,880	$1,058,360	$394,681

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (thousands, except share and per share amounts)

	August 4, 2018	October 28, 2017
ASSETS
Current Assets
Cash and cash equivalents	$772,575	$1,047,838
Accounts receivable	710,753	688,953
Inventories (1)	563,645	550,816
Prepaid income tax	3,951	3,522
Prepaid expenses and other current assets	65,633	60,209
Total current assets	2,116,557	2,351,338
Property, Plant and Equipment, at Cost
Land and buildings	866,000	794,456
Machinery and equipment	2,431,750	2,368,215
Office equipment	72,235	66,493
Leasehold improvements	85,997	75,263
	3,455,982	3,304,427
Less accumulated depreciation and amortization	2,347,991	2,197,123
Net property, plant and equipment	1,107,991	1,107,304
Other Assets
Deferred compensation plan investments	40,960	32,572
Other investments	28,540	24,838
Goodwill	12,254,161	12,217,455
Intangible assets, net	4,920,739	5,319,425
Deferred tax assets	24,818	32,322
Other assets	54,850	56,040
Total other assets	17,324,068	17,682,652
	$20,548,616	$21,141,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$215,688	$236,629
Deferred income on shipments to distributors, net	547,279	473,972
Income taxes payable	127,920	86,905
Debt, current	22,500	300,000
Accrued liabilities	425,496	498,826
Total current liabilities	1,338,883	1,596,332
Non-current liabilities
Long-term debt	6,532,746	7,551,084
Deferred income taxes	932,813	1,674,683
Deferred compensation plan liability	40,960	32,572
Income taxes payable	732,189	49,583
Other non-current liabilities	114,808	75,500
Total non-current liabilities	8,353,516	9,383,422
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 371,669,966 shares outstanding (368,635,788 on October 28, 2017)	61,946	61,441
Capital in excess of par value	5,410,222	5,250,519
Retained earnings	5,449,515	4,910,939
Accumulated other comprehensive loss	(65,466)	(61,359)
Total shareholders’ equity	10,856,217	10,161,540
	$20,548,616	$21,141,294

(1)	Includes $6,370 and $5,373 related to stock-based compensation at August 4, 2018 and October 28, 2017, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(thousands)

	Nine Months Ended
	August 4, 2018	July 29, 2017 (as adjusted, See Note 1)
Cash flows from operating activities:
Net income	$1,062,467	$379,609
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	169,651	138,368
Amortization of intangibles	428,222	255,955
Cost of goods sold for inventory acquired	—	316,678
Stock-based compensation expense	113,711	71,839
Deferred income taxes	(736,233)	(763,525)
Other non-cash activity	12,395	(18,613)
Changes in operating assets and liabilities	677,707	121,597
Total adjustments	665,453	122,299
Net cash provided by operating activities	1,727,920	501,908
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	—	(705,485)
Maturities of short-term available-for-sale investments	—	3,362,791
Sales of short-term available-for-sale investments	—	577,187
Additions to property, plant and equipment	(168,872)	(138,883)
Payments for acquisitions, net of cash acquired	(52,839)	(9,687,463)
Changes in other assets	(3,268)	(13,125)
Net cash used for investing activities	(224,979)	(6,604,978)
Cash flows from financing activities:
Proceeds from debt	743,778	11,156,164
Payments of deferred financing fees	—	(5,625)
Proceeds from derivative instruments	—	3,904
Debt repayments	(2,050,000)	(4,700,000)
Dividend payments to shareholders	(523,891)	(435,262)
Repurchase of common stock	(41,861)	(35,935)
Proceeds from employee stock plans	88,358	105,244
Contingent consideration payment	(2,272)	—
Changes in other financing activities	8,592	(7)
Net cash (used for) provided by financing activities	(1,777,296)	6,088,483
Effect of exchange rate changes on cash	(908)	2,024
Net decrease in cash and cash equivalents	(275,263)	(12,563)
Cash and cash equivalents at beginning of period	1,047,838	921,132
Cash and cash equivalents at end of period	$772,575	$908,569
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 4, 2018
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
Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2018 presentation. In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). As a result of the adoption of ASU 2016-09 in the first quarter of fiscal 2018, excess tax benefits from share-based payments are presented within operating activities in the Consolidated Statements of Cash Flows. The Company applied this change in presentation retrospectively and has adjusted the prior year presentation by removing the reclass of $30.2 million of excess tax benefit-stock options from net cash provided by operating activities to net cash provided by financing activities. All other reclassified amounts are immaterial.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2018 is a 53-week fiscal year and fiscal 2017 was a 52-week fiscal year. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, the first nine months of fiscal 2018 included an additional week of operations as compared to the first nine months of fiscal 2017.

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
As of August 4, 2018 and October 28, 2017, the Company had gross deferred revenue of $679.9 million and $589.5 million, respectively, and gross deferred cost of sales of $132.6 million and $115.5 million, respectively.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during each of the three- and nine-month periods ended August 4, 2018 and July 29, 2017 were not material.

Note 3 – Stock-Based Compensation
A summary of the Company’s stock option activity as of August 4, 2018 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended August 4, 2018	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at May 5, 2018	8,174	$57.11
Options granted	12	$83.24
Options exercised	(532)	$43.16
Options forfeited	(25)	$65.42
Options outstanding at August 4, 2018	7,629	$58.10	6.3	$293,416
Options exercisable at August 4, 2018	4,233	$48.22	4.9	$204,635
Options vested or expected to vest at August 4, 2018 (1)	7,355	$57.48	6.2	$287,422

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Nine Months Ended August 4, 2018	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding at October 28, 2017	9,347	$52.47
Options granted	602	$90.98
Options exercised	(2,141)	$41.56
Options forfeited	(172)	$63.51
Options expired	(7)	$30.58
Options outstanding at August 4, 2018	7,629	$58.10
During the three- and nine-month periods ended August 4, 2018, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $29.3 million and $111.9 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $22.8 million and $88.4 million, respectively.
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
A summary of the Company’s restricted stock unit/award activity as of August 4, 2018 and changes during the three- and nine-month periods then ended is presented below:

Activity during the Three Months Ended August 4, 2018	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at May 5, 2018	5,990	$77.38
Units/Awards granted	109	$95.93
Restrictions lapsed	(361)	$80.16
Forfeited	(81)	$79.70
Restricted stock units/awards outstanding at August 4, 2018	5,657	$77.53

Activity during the Nine Months Ended August 4, 2018	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 28, 2017	5,680	$71.88
Units/Awards granted	1,640	$87.90
Restrictions lapsed	(1,322)	$67.81
Forfeited	(341)	$69.40
Restricted stock units/awards outstanding at August 4, 2018	5,657	$77.53
As of August 4, 2018, there was $396.1 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units/awards. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total grant-date fair value of shares that vested during the three- and nine-month periods ended August 4, 2018 was approximately $28.2 million and $112.7 million, respectively. The total grant-date fair value of shares that vested during the three- and nine-month periods ended July 29, 2017 was approximately $28.3 million and $95.2 million, respectively.

Note 4 – Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first nine months of fiscal 2018.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities	Unrealized holding (losses) on available for sale securities	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 28, 2017	$(22,489)	$1	$(1)	$(10,879)	$(27,991)	$(61,359)
Other comprehensive income (loss) before reclassifications	(2,593)	5	—	1,843	186	(559)
Amounts reclassified out of other comprehensive income (loss)	—	—	—	(4,008)	1,234	(2,774)
Tax effects	—	—	—	(476)	(298)	(774)
Other comprehensive income (loss)	(2,593)	5	—	(2,641)	1,122	(4,107)
August 4, 2018	$(25,082)	$6	$(1)	$(13,520)	$(26,869)	$(65,466)
The amounts reclassified out of accumulated OCI with presentation location during each period were as follows:

	Three Months Ended		Nine Months Ended
Comprehensive Income Component	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$988	$(106)	$(877)	$2,842	Cost of sales
	514	(354)	(1,269)	1,154	Research and development
	526	(195)	(1,230)	1,600	Selling, marketing, general and administrative
Interest rate derivatives	(789)	468	(632)	1,461	Interest expense
	1,239	(187)	(4,008)	7,057	Total before tax
	(401)	(80)	74	(1,469)	Tax
	$838	$(267)	$(3,934)	$5,588	Net of tax

Amortization of pension components
Transition obligation	$3	$3	$7	$9	(a)
Prior service credit	—	(2)	1	(6)	(a)
Actuarial losses	394	482	1,226	1,403	(a)
	397	483	1,234	1,406	Total before tax
	(96)	(109)	(298)	(313)	Tax
	$301	$374	$936	$1,093	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$1,139	$107	$(2,998)	$6,681
______________
(a) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 13, Retirement Plans, contained in Item 8 of the Annual Report on Form 10-K for the fiscal year ended October 28, 2017.
The Company estimates $4.5 million, net of tax, of losses of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months. There was no material ineffectiveness recorded within OCI related to designated forward foreign currency derivative instruments in the three- and nine-month periods ended August 4, 2018 and July 29, 2017.
As of August 4, 2018, the Company held 14 investment securities, 6 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $65.0 million. As of October 28, 2017, the Company held 18 investment securities, 8 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $143.9 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at August 4, 2018 and October 28, 2017.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net Income	$414,464	$68,916	$1,062,467	$379,609
Less: income allocated to participating securities	1,526	981	4,439	981
Net income allocated to common stockholders	$412,938	$67,935	$1,058,028	$378,628

Basic shares:
Weighted-average shares outstanding	371,315	367,315	370,211	339,139
Earnings per common share basic:	$1.11	$0.18	$2.86	$1.12
Diluted shares:
Weighted-average shares outstanding	371,315	367,315	370,211	339,139
Assumed exercise of common stock equivalents	4,500	3,844	4,669	4,147
Weighted-average common and common equivalent shares	375,815	371,159	374,880	343,286
Earnings per common share diluted:	$1.10	$0.18	$2.82	$1.10
Anti-dilutive shares related to:
Outstanding share-based awards	810	1,758	1,424	1,135

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
The following tables display the special charges taken for ongoing actions and a roll-forward from October 28, 2017 to August 4, 2018 of the employee separation and exit cost accruals established related to these actions.

	Closure of Manufacturing Facilities	Reduction of Operating Costs Action	Early Retirement Action	Total Special Charges
Statements of Income
Fiscal 2016 - Workforce reductions	$—	$13,684	$—	13,684
Fiscal 2017 - Workforce reductions	$—	$8,126	$41,337	$49,463
Fiscal 2018 - Workforce reductions	$43,359	$16,117	$—	$59,476

Accrued Restructuring	Closure of Manufacturing Facilities	Reduction of Operating Costs Action	Early Retirement Action
Balance at October 28, 2017	$—	$5,137	$32,211
Fiscal 2018 special charges	41,201	16,117	—
Severance and other payments	—	(2,798)	(6,461)
Effect of foreign currency on accrual	—	66	—
Balance at February 3, 2018	$41,201	$18,522	$25,750
Fiscal 2018 special charges	1,089	—	—
Severance and other payments	—	(8,316)	(6,234)
Effect of foreign currency on accrual	—	(21)	—
Balance at May 5, 2018	$42,290	$10,185	$19,516
Fiscal 2018 special charges	1,069	—	—
Severance and other payments	—	(3,399)	(5,499)
Effect of foreign currency on accrual	—	(6)	—
Balance at August 4, 2018	$43,359	$6,780	$14,017

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
During the second and third quarters of fiscal 2018, the Company recorded special charges totaling $2.2 million in the aggregate related to one-time termination benefits for employees included in this action. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits. Employees included in this action must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits. The accrual related to this action is included in other non-current liabilities in the condensed consolidated balance sheet as of August 4, 2018.

Reduction of Operating Costs Action
During the second quarter of the fiscal year ended October 29, 2016 (fiscal 2016), the Company recorded special charges of approximately $13.7 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan for 123 manufacturing, engineering and SMG&A employees. As of August 4, 2018, the Company still employed 5 of the 123 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefits.
During the first quarter of fiscal 2017, the Company recorded special charges of approximately $8.1 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 177 manufacturing, engineering and SMG&A employees. As of August 4, 2018, the Company still employed 2 of the 177 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.
During the first quarter of fiscal 2018, the Company recorded special charges of approximately $16.1 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 126 manufacturing, engineering and SMG&A employees. As of August 4, 2018, the Company still employed 7 of the 126 employees included in this cost reduction action. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits.
The accrual related to these actions is included in accrued liabilities in the condensed consolidated balance sheet as of August 4, 2018.

Early Retirement Offer Action
During the first quarter of fiscal 2017, the Company initiated an early retirement offer. This resulted in a special charge of approximately $41.3 million for severance, related benefits and other costs in accordance with this program for 225 manufacturing, engineering and SMG&A employees. As of August 4, 2018, the Company still employed 2 of the 225 employees included in these cost reduction actions. These employees must continue to be employed by the Company until their employment is terminated in order to receive the severance benefits. The accrual related to this action is included in accrued liabilities in the condensed consolidated balance sheet as of August 4, 2018.

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
Revenue Trends by End Market
The following table summarizes revenue by end market for the three- and nine-month periods ended August 4, 2018 and July 29, 2017. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	August 4, 2018			July 29, 2017
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$793,322	50%	14%	$693,257	48%
Automotive	246,865	16%	6%	232,505	16%
Consumer	208,589	13%	(17)%	252,313	18%
Communications	323,903	21%	27%	255,827	18%
Total revenue	$1,572,679	100%	10%	$1,433,902	100%

	Nine Months Ended
	August 4, 2018			July 29, 2017
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$2,320,637	50%	43%	$1,626,634	46%
Automotive	739,361	16%	32%	561,591	16%
Consumer	646,520	14%	(12)%	733,298	21%
Communications	897,838	19%	39%	644,810	18%
Total revenue	$4,604,356	100%	29%	$3,566,333	100%
* The sum of the individual percentages may not equal the total due to rounding.
Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary end customer location, for the three- and nine-month periods ended August 4, 2018 and July 29, 2017 were as follows:

	Three Months Ended		Nine Months Ended
Region	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
United States	$524,953	$530,335	$1,566,986	$1,383,661
Rest of North and South America	26,606	25,961	77,300	76,548
Europe	375,228	346,436	1,098,027	865,949
Japan	172,823	153,188	537,051	338,368
China	325,387	239,701	875,976	590,893
Rest of Asia	147,682	138,281	449,016	310,914
Total revenue	$1,572,679	$1,433,902	$4,604,356	$3,566,333
In the three- and nine-month periods ended August 4, 2018 and July 29, 2017, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, the Netherlands and Sweden; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that are accounted for at fair value on a recurring basis as of August 4, 2018 and October 28, 2017. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of August 4, 2018 and October 28, 2017, the Company held $375.1 million and $296.2 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	August 4, 2018
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$202,061	$—	$202,061
Corporate obligations (1)	—	195,452	195,452
Other assets:
Deferred compensation investments	42,279	—	42,279
Interest rate derivatives	—	3,101	3,101
Total assets measured at fair value	$244,340	$198,553	$442,893
Liabilities
Forward foreign currency exchange contracts (2)	—	6,411	6,411
Total liabilities measured at fair value	$—	$6,411	$6,411

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of August 4, 2018 was $195.5 million.

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

In addition to the above, the Company has recognized contingent consideration payable at fair value (Level 3 measurement) of $7.6 million and $7.8 million as of August 4, 2018 and October 28, 2017, respectively. The changes in fair value in those periods were not material.
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

	August 4, 2018		October 28, 2017
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan	$650,000	650,000	1,950,000	1,950,000
5-Year term loan	1,350,000	1,350,000	2,100,000	2,100,000
2020 Notes, due March 2020	300,000	298,249	—	—
2021 Notes, due January 2021	450,000	445,787	—	—
2021 Notes, due December 2021	400,000	387,341	400,000	399,530
2023 Notes, due June 2023	500,000	483,362	500,000	498,582
2023 Notes, due December 2023	550,000	533,412	550,000	554,411
2025 Notes, due December 2025	850,000	839,784	850,000	884,861
2026 Notes, due December 2026	900,000	857,858	900,000	902,769
2036 Notes, due December 2036	250,000	243,616	250,000	259,442
2045 Notes, due December 2045	400,000	424,573	400,000	460,588
Total Debt	$6,600,000	$6,513,982	$7,900,000	$8,010,183

Note 9 – Derivatives
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the Philippine Peso, the Japanese Yen and the British Pound. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are qualitatively evaluated for effectiveness quarterly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the gain or loss on the derivative reported as a component of accumulated OCI in shareholders’ equity and reclassified into earnings in the same period during which the hedged transaction affects earnings.
The total notional amount of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of August 4, 2018 and October 28, 2017 was $195.3 million and $194.3 million, respectively. The fair value of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of August 4, 2018 and October 28, 2017 was as follows:

		Fair Value At
	Balance Sheet Location	August 4, 2018	October 28, 2017
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$257
Forward foreign currency exchange contracts	Accrued liabilities	$6,404	$—
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of August 4, 2018 and October 28, 2017, the total notional amount of these undesignated hedges was $63.1 million and $100.4 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheet was immaterial as of August 4, 2018 and was a liability of $1.8 million as of October 28, 2017.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis. As of August 4, 2018 and October 28, 2017, none of the master netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's condensed consolidated balance sheet:

	August 4, 2018	October 28, 2017
Gross amount of recognized liabilities	$(6,853)	$(5,039)
Gross amounts of recognized assets offset in the condensed consolidated balance sheet	442	3,512
Net liabilities presented in the condensed consolidated balance sheet	$(6,411)	$(1,527)
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of August 4, 2018 and October 28, 2017, nonperformance is not perceived to be a significant risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.

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

Note 10 – Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, utilizing either the qualitative or quantitative method, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level, which we have determined is consistent with our operating segments, on an annual basis on the first day of the fourth quarter (on or about August 4) or more frequently if indicators of impairment exist or the Company reorganizes its reporting units. In the first quarter of fiscal 2018, the Company completed organizational changes designed to integrate the operations of Linear into the Company’s organizational structure and to reflect the evolution of the Company's markets. The Company performed an impairment analysis utilizing the quantitative method immediately prior to and subsequent to the reorganization and evaluated goodwill for impairment as of the date of reorganization. When utilizing the quantitative method, the goodwill impairment test requires an entity to compare the fair value of a reporting unit with its carrying amount. The Company determines the fair value of its reporting units using a weighting of the income and market approaches. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method, the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to estimate their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, the Company reconciles the aggregate estimated fair values of its reporting units determined to its current market capitalization, allowing for a reasonable control premium. If the carrying amount of a reporting unit, calculated using the above approaches, exceeds the reporting unit’s fair value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, the Company considers income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. There was no impairment of goodwill in any period presented. The Company's next annual impairment assessment will be performed as of the first day of the fourth quarter of fiscal 2018. The following table presents the changes in goodwill during the first nine months of fiscal 2018:

Nine Months Ended
August 4, 2018
Balance as of October 28, 2017	$12,217,455
Goodwill related to acquisition of Linear (Note 13)	1,647
Goodwill related to other acquisitions (1)	36,558
Foreign currency translation adjustment	(1,499)
Balance as of August 4, 2018	$12,254,161
(1) Represents goodwill related to acquisitions that were not material to the Company on either an individual or aggregate basis.
Intangible Assets
The Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. If required, recoverability of these assets is determined by comparison of their carrying value to the estimated future undiscounted cash flows the assets are expected to generate over their remaining estimated useful lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their estimated fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.
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
As of August 4, 2018 and October 28, 2017, the Company’s intangible assets consisted of the following:

	August 4, 2018		October 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$4,697,825	$762,636	$4,683,461	$449,369
Technology-based	1,114,240	208,400	1,097,025	101,920
Trade-name	74,043	15,101	72,800	6,906
IPR&D	20,768	—	24,334	—
Total (1)(2)	$5,906,876	$986,137	$5,877,620	$558,195
___________
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation.
(2) Increases in intangible assets primarily relate to acquisitions that were not material to the Company on either an individual or aggregate basis.

Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.
For the three- and nine-month periods ended August 4, 2018, amortization expense related to finite-lived intangible assets was $143.2 million and $428.2 million, respectively. For the three- and nine-month periods ended July 29, 2017, amortization expense related to finite-lived intangible assets was $147.2 million and $256.0 million, respectively. The remaining amortization expense will be recognized over an estimated weighted average life of approximately 4.7 years.
The Company expects annual amortization expense for intangible assets to be:

Fiscal Year	Amortization Expense
Remainder of fiscal 2018	$142,402
2019	$569,314
2020	$568,665
2021	$568,005
2022	$565,075

Note 11 – Debt
On March 12, 2018, in an underwritten public offering, the Company issued $300.0 million aggregate principal amount of 2.850% senior unsecured notes due March 12, 2020 (the 2020 Notes) and $450.0 million aggregate principal amount of 2.950% senior unsecured notes due January 12, 2021 (the January 2021 Notes and, together with the 2020 Notes, the Notes). Interest on the 2020 Notes is payable on March 12 and September 12 of each year, beginning on September 12, 2018. Interest on the January 2021 Notes is payable on January 12 and July 12 of each year, beginning on July 12, 2018. The net proceeds of the offering were $743.8 million, after discount and issuance costs, which were used to repay a portion of the Company’s outstanding 5-year unsecured term loan. Debt discount and issuance costs will be amortized through interest expense over the term of the Notes. At any time prior to the applicable maturity date of the Notes, the Company may, at its option, redeem some or all of the applicable series of Notes by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption. The Notes are unsecured and rank equally in right of payment with all of the Company’s other unsecured senior indebtedness. The Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of August 4, 2018, the Company was in compliance with these covenants.
On November 10, 2017, the Company paid $300.0 million of principal on its 3-year unsecured term loan using cash on hand as of October 28, 2017. This amount was not contractually due under the terms of the loan. As such, this amount was classified as current in the condensed consolidated balance sheet as of October 28, 2017. During the nine-month period ended August 4, 2018, the Company made additional principal payments of $1.0 billion on its 3-year unsecured term loan and $750.0 million on its 5-year unsecured term loan. These amounts were not contractually due under the terms of the loans. As of August 4, 2018, $22.5 million of principal on the 3-year unsecured term loan was classified as current debt as the Company intends to utilize cash on hand as of August 4, 2018 to repay this amount of debt within the next twelve months.

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
Inventories at August 4, 2018 and October 28, 2017 were as follows:

	August 4, 2018	October 28, 2017
Raw materials	$35,777	$35,436
Work in process	373,217	376,476
Finished goods	154,651	138,904
Total inventories	$563,645	$550,816

Note 13 – Acquisitions
Linear Technology Corporation
On March 10, 2017 (Acquisition Date), the Company completed its acquisition of all of the voting interests of Linear, an independent manufacturer of high performance analog integrated circuits. The total consideration paid to acquire Linear, which consisted of cash, common stock of the Company and share-based compensation awards, was approximately $15.8 billion. The Company believes that the combination creates the premier analog technology company with the industry’s most comprehensive suite of high-performance analog offerings. The results of operations of Linear from the Acquisition Date are included in the Company’s condensed consolidated statements of income, condensed consolidated balance sheet, and condensed consolidated statement of cash flows for the three- and nine-month periods ended August 4, 2018 and July 29, 2017.
During the first quarter of fiscal 2018, the Company recorded acquisition accounting adjustments of $1.6 million to goodwill comprised of $4.7 million to intangible assets, $2.7 million to accounts receivable, $2.4 million to assumed liabilities and $1.1 million to deferred tax liabilities. The Acquisition accounting was completed during the second quarter of fiscal 2018.
The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the three- and nine-month periods ended July 29, 2017 and the unaudited results of Linear for the three- and nine-month periods ended July 29, 2017 and assumes that the Acquisition, which closed on March 10, 2017, was completed on November 1, 2015 (the first day of fiscal 2016). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, a step-up in the value of acquired inventory and property, plant and equipment, compensation expense for ongoing share-based compensation arrangements replaced and interest expense for the debt incurred to fund the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 1, 2015. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

(thousands, except per share data)	Pro Forma Three Months Ended	Pro Forma Nine Months Ended
	July 29, 2017	July 29, 2017
Revenue	$1,452,684	$4,161,671
Net income	$291,855	$657,250
Basic net income per common share	$0.79	$1.79
Diluted net income per common share	$0.78	$1.77
Other Acquisitions
The Company has not provided pro forma results of operations for any other acquisitions completed in the three- and nine-month periods ended August 4, 2018 or July 29, 2017 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

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
The Tax Cuts and Jobs Act of 2017 (Tax Legislation), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. As of August 4, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Legislation. However, as described below, the Company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time transition tax in the first nine months of fiscal 2018.
The Tax Legislation reduced the U.S. statutory tax rate from 35.0% to 21.0%, effective January 1, 2018, which results in a blended statutory income tax rate for the Company of 23.4% for fiscal 2018. For the fiscal year ending November 2, 2019 (fiscal 2019), the Company’s U.S. statutory income tax rate will be 21.0%.
In the first quarter of fiscal year 2018, the Company recorded a $639.7 million discrete tax benefit for the re-measurement of deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0%. There was no material change to this provisional estimate in the third quarter of fiscal year 2018. This provisional benefit is subject to revision based on further analysis and interpretation of the Tax Legislation and to the extent that future results differ from currently available projections.
The Tax Legislation also implements a territorial tax system. As part of transitioning to the territorial tax system, the Tax Legislation includes a one-time transition tax based on our total post-1986 undistributed foreign earnings and profits that were previously deferred from U.S. income tax. In the first quarter of fiscal year 2018, the Company recorded a provisional tax expense amount for the one-time transition tax of $687.1 million, which is comprised of the $751.1 million transition tax liability less a deferred tax liability of $64.0 million that was recorded in prior years. There was no material change to this provisional estimate in the third quarter of fiscal year 2018. This provisional estimate may be impacted by a number of additional considerations, including, but not limited to, the issuance of final tax regulations, the Company's ongoing analysis of the Tax Legislation, the Company's earnings and profits subject to the one-time transition tax, and estimated earnings and profits and foreign tax credit pools for fiscal 2018 as well as the amount of earnings and profits held in cash or other specified assets. The Company intends to elect to pay this transition tax starting in fiscal 2019 without incurring interest over a period of eight years. As a result, $60.1 million of the transition tax is classified as current taxes payable and $691.0 million is classified as non-current taxes payable.

For the nine months ended August 4, 2018, the Company recorded a total of $24.2 million in discrete benefits for excess tax benefits from share-based payments, pursuant to ASU 2016-09, which became effective for fiscal 2018. This consists of a $6.0 million discrete benefit arising in the third quarter of fiscal 2018 in addition to the $10.0 million and $8.2 million discrete benefits arising in the first quarter and second quarter of fiscal 2018, respectively.
Additionally, the Tax Legislation subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for tax years starting on or after January 1, 2018. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy relating to deferred taxes and as such, no tax impacts are included in the Company's financial statements for the nine-month period ended August 4, 2018.
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
On December 22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) directing taxpayers to consider the impact of the Tax Legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. Also in March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to add various SEC paragraphs pursuant to the issuance of SAB 118, to Accounting Standards Codification topic 740, Income Taxes (ASC 740). In accordance with SAB 118, the amount reported for the tax benefit from re-measuring the Company’s net deferred tax liabilities to the lower 21.0% statutory rate and the amount reported for the additional U.S. income tax resulting from the one-time mandatory deemed repatriation including the ongoing evaluation of the impact on the Company’s indefinite reinvestment assertions regarding undistributed earnings and profits, represents the Company's best estimate as it continues to accumulate and process data to finalize its underlying calculations and to review further guidance that regulators are expected to issue.  The Company is also analyzing other provisions of the Tax Legislation to determine if they will impact the Company's effective rate for fiscal 2018 or in the future.  The Company will continue to refine its adjustments through the permissible measurement period, which is not to extend beyond one year after the enactment date.
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
The Company has numerous audits ongoing at any time throughout the world, including an Internal Revenue Service income tax audit for Linear’s pre-acquisition fiscal year 2015, various U.S. state and local tax audits, and transfer pricing audits in Spain, the Philippines and Ireland. As the statute of limitations for Ireland's transfer pricing audit expires in the quarter ended November 3, 2018, the Company expects to receive formal correspondence from Ireland within the next several weeks.
Although the Company believes its estimates of income taxes payable are reasonable, no assurance can be given that the Company will prevail in the matters raised or that the outcome of one or all of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. The Company believes such differences would not have a material impact on the Company’s financial condition.
Unrealized Tax Benefits
The following table summarizes the changes in the total amounts of unrealized tax benefits for the nine-month period ended August 4, 2018.

Unrealized Tax Benefits
Balance, October 28, 2017	$37,857
Additions for tax positions related to current year	304
Reductions for tax positions related to prior years	(295)
Reductions due to lapse of applicable statute of limitations	(7,520)
Balance, August 4, 2018	$30,346

Note 15 – New Accounting Pronouncements
Standards Implemented
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. ASU 2017-12 is effective for the Company in the first quarter of the fiscal year ending October 31, 2020 (fiscal 2020). The Company early adopted ASU 2017-12 in the third quarter of fiscal 2018. The adoption of ASU 2017-12 did not impact the Company's financial position or results of operations.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2016 and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. The Company recorded total excess tax benefits of $24.2 million in the nine-month period ended August 4, 2018 from its share-based payments within income tax expense in its condensed consolidated statements of income. These excess tax benefits are presented within operating activities in the condensed consolidated statements of cash flows. The Company applied this change in presentation retrospectively and has adjusted the prior year presentation by removing the reclass of $30.2 million of excess tax benefit-stock options from net cash provided by operating activities to net cash provided by financing activities. The Company elected not to change its policy on accounting for forfeitures and continues to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption of ASU 2016-09 also changed the calculation of fully diluted shares outstanding. The excess tax benefits have been excluded from the calculation of assumed proceeds in the Company's calculation of diluted weighted shares under the new standard. Upon adoption of the new standard, the Company's diluted weighted shares outstanding increased by approximately 1.0 million shares.
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
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (ASU 2016-16). ASU 2016-16 will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company will adopt ASU 2016-16 in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 provides guidance on several specific cash flow issues, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company will adopt ASU 2016-15 in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date but does not expect the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (ASU 2018-01). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (Topic 842) (ASU 2018-11), which provides for an additional transition method that allows companies to apply the new lease standard at the adoption date, eliminating the requirement to apply the standard to the earliest period presented in the financial statements.
ASU 2016-02, ASU 2018-01 and ASU 2018-11 are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-02 and ASU 2018-01 are effective for the

Company in the first quarter of fiscal 2020. The Company is currently evaluating the adoption date and the impact adoption will have on its financial position and results of operations.
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
Stock Compensation
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. ASU 2018-07 is effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is the Company's first quarter of fiscal 2019. The Company has developed a project plan for the implementation of the guidance, including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. The Company has reviewed its revenue streams, including those from the Acquisition, and is nearing completion in assessing all potential impacts of the standard on its consolidated financial statements and related disclosures, including any impacts from recently issued amendments, and retrospectively adjusting financial information for prior fiscal years.  While the Company is still in the process of completing its evaluation of the standard, it currently believes the most significant impact will be related to the timing of recognition of sales to certain distributors. As described in Note 2, Revenue Recognition, of these Notes to the condensed consolidated financial statements, the Company currently defers revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, the Company will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company will adopt ASU 2014-09, using the full retrospective method, upon its effective date for the Company which is the Company’s first quarter of fiscal 2019.

Note 16 – Subsequent Events
On August 21, 2018, the Board of Directors of the Company declared a cash dividend of $0.48 per outstanding share of common stock. The dividend will be paid on September 12, 2018 to all shareholders of record at the close of business on August 31, 2018.
Also on August 21, 2018, the Company reinstated its share repurchase program, and its Board of Directors approved an increase to the current authorization for the stock repurchase program by an additional $2.0 billion to $8.2 billion in the aggregate. Under the program, the Company may repurchase outstanding shares of common stock from time to time in the open market or through privately negotiated transactions.

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
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future liquidity, capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of changes in or the application of new or revised tax laws, including the Tax Cuts and Jobs Act of 2017 (Tax Legislation); the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies, including the integration of the acquired business, operations and employees of Linear Technology Corporation; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are inherently subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	August 4, 2018	July 29, 2017	$ Change	% Change
Revenue	$1,572,679	$1,433,902	$138,777	10%
Gross margin %	68.1%	53.5%
Net income	$414,464	$68,916	$345,548	501%
Net income as a % of revenue	26.4%	4.8%
Diluted EPS	$1.10	$0.18	$0.92	511%

	Nine Months Ended
	August 4, 2018	July 29, 2017	$ Change	% Change
Revenue	$4,604,356	$3,566,333	$1,038,023	29%
Gross margin %	68.2%	57.6%
Net income	$1,062,467	$379,609	$682,858	180%
Net income as a % of revenue	23.1%	10.6%
Diluted EPS	$2.82	$1.10	$1.72	156%
The fiscal year ending November 3, 2018 (fiscal 2018) is a 53-week year and the fiscal year ended October 28, 2017 (fiscal 2017) was a 52-week year. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, the first nine months of fiscal 2018 included an additional week of operations as compared to the first nine months of fiscal 2017.

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
Revenue Trends by End Market
The following tables summarize revenue by end market for the three- and nine-month periods ended August 4, 2018 and July 29, 2017. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	August 4, 2018			July 29, 2017
	Revenue	% of Revenue	Y/Y%	Revenue	% of Revenue
Industrial	$793,322	50%	14%	$693,257	48%
Automotive	246,865	16%	6%	232,505	16%
Consumer	208,589	13%	(17)%	252,313	18%
Communications	323,903	21%	27%	255,827	18%
Total revenue	$1,572,679	100%	10%	$1,433,902	100%

	Nine Months Ended
	August 4, 2018			July 29, 2017
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$2,320,637	50%	43%	$1,626,634	46%
Automotive	739,361	16%	32%	561,591	16%
Consumer	646,520	14%	(12)%	733,298	21%
Communications	897,838	19%	39%	644,810	18%
Total revenue	$4,604,356	100%	29%	$3,566,333	100%
* The sum of the individual percentages may not equal the total due to rounding.
Industrial - Industrial end market revenue increased in the three-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a broad-based increase in demand for our products in this end market.
The Industrial end market included $691.4 million of revenue in the nine-month period ended August 4, 2018, as compared to $277.5 million of revenue in the nine-month period ended July 29, 2017, as a result of the Acquisition. Industrial end market revenue increased in the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, primarily as a result of the Acquisition, a broad-based increase in demand for our products in this end market and an additional week of operations in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017.
Automotive - Automotive end market revenue increased in the three-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a broad-based increase in demand for our products in this end market.
The Automotive end market included $250.2 million of revenue in the nine-month period ended August 4, 2018, as compared to $113.4 million of revenue in the nine-month period ended July 29, 2017, as a result of the Acquisition. Automotive end market revenue increased in the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, primarily as a result of the Acquisition, a broad-based increase in demand for our products in this end market and an additional week of operations in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017.
Consumer - Consumer end market revenue decreased in the three-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a decreased demand for products used in portable consumer applications.
Consumer end market revenue decreased in the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a decreased demand for products used in portable consumer applications, partially offset by an increase in revenue due to the Acquisition, which was not significant, and an additional week of operations in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017.
Communications - Communications end market revenue increased in the three-month period ended August 4, 2018, as compared to the same period of the prior fiscal year as a result of a broad-based increase in demand for our products sold into this end market.
The Communications end market included $258.9 million of revenue in the nine-month period ended August 4, 2018, as compared to $73.7 million of revenue in the nine-month period ended July 29, 2017, as a result of the Acquisition. Communications end market revenue increased in the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, primarily as a result of the Acquisition, a broad-based increase in demand for our products in this end market and an additional week of operations in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017.
Revenue Trends by Geographic Region
Revenue by geographic region, based on the primary end customer location, for the three- and nine-month periods ended August 4, 2018 and July 29, 2017 were as follows:

	Three Months Ended
Region	August 4, 2018	July 29, 2017	$ Change	% Change
United States	$524,953	$530,335	$(5,382)	(1)%
Rest of North and South America	26,606	25,961	645	2%
Europe	375,228	346,436	28,792	8%
Japan	172,823	153,188	19,635	13%
China	325,387	239,701	85,686	36%
Rest of Asia	147,682	138,281	9,401	7%
Total revenue	$1,572,679	$1,433,902	$138,777	10%

	Nine Months Ended
Region	August 4, 2018	July 29, 2017	$ Change	% Change
United States	$1,566,986	$1,383,661	$183,325	13%
Rest of North and South America	77,300	76,548	752	1%
Europe	1,098,027	865,949	232,078	27%
Japan	537,051	338,368	198,683	59%
China	875,976	590,893	285,083	48%
Rest of Asia	449,016	310,914	138,102	44%
Total revenue	$4,604,356	$3,566,333	$1,038,023	29%
In the three- and nine-month periods ended August 4, 2018 and July 29, 2017, the predominant country comprising “Rest of North and South America” is Canada; the predominant countries comprising “Europe” are Germany, the Netherlands and Sweden; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
The sales decrease in the United States in the three-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, was primarily a result of a decrease in demand for our products sold into the Consumer end market, partially offset by an increase in demand for our products sold into the Industrial end market. The United States and Rest of North and South America included $304.1 million of revenue in the nine-month period ended August 4, 2018, as compared to $109.6 million of revenue in the nine-month period ended July 29, 2017, as a result of the Acquisition. The sales increase in the United States in the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, was primarily a result of the Acquisition, an increase in demand for our products sold into the Industrial end market and an additional week of operations in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017, partially offset by a decrease in demand for our products sold into the Consumer end market.
The sales increase in Europe in the three-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, was primarily a result of an increase in demand for our products sold into the Industrial and Communications end markets. Europe included $271.1 million of revenue in the nine-month period ended August 4, 2018, as compared to $129.3 million of revenue in the nine-month period ended July 29, 2017, as a result of the Acquisition. The sales increase in Europe in the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, was primarily a result of the Acquisition, an increase in demand for our products sold into the Industrial and Communications end markets and an additional week of operations in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017, partially offset by a decrease in demand for our products sold into the Automotive end market.
The sales increase in Japan in the three-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, was primarily a result of an increase in demand for our products sold into the Industrial end market. Japan included $205.3 million of revenue in the nine-month period ended August 4, 2018, as compared to $55.8 million of revenue in the nine-month period ended July 29, 2017, as a result of the Acquisition. The sales increase in Japan in the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, was primarily a result of the Acquisition, an increase in demand for our products sold into the Industrial end market and an additional week of operations in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017.
The sales increase in China and the Rest of Asia in the three-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, was primarily a result of a broad-based increase in demand for our products sold into all end markets. China included $272.5 million of revenue in the nine-month period ended August 4, 2018, as compared to $126.6 million of revenue in the nine-month period ended July 29, 2017, as a result of the Acquisition. The Rest of Asia included $192.7 million of revenue in the nine-month period ended August 4, 2018, as compared to $94.8 million of revenue in the nine-month period ended July 29, 2017, as a result of the Acquisition. The sales increase in China and the Rest of Asia in the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, was primarily a result of the Acquisition, a broad-based increase in demand for our products sold into all end markets and an additional week of operations in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017.
Gross Margin

	Three Months Ended				Nine Months Ended
	August 4, 2018	July 29, 2017	$ Change	% Change	August 4, 2018	July 29, 2017	$ Change	% Change
Gross margin	$1,070,646	$766,624	$304,022	40%	$3,139,648	$2,055,571	$1,084,077	53%
Gross margin %	68.1%	53.5%			68.2%	57.6%
Gross margin percentage increased by 1,460 basis points and 1,060 basis points in the three- and nine-month periods ended August 4, 2018, respectively, as compared to the same periods of the prior fiscal year, primarily because the three- and nine-month periods ended July 29, 2017 included cost of sales adjustments of $195.6 million and $316.7 million, respectively, related to the sale of acquired inventory written up to fair value. Additionally, the increases in gross margin percentages in the three- and nine-month periods ended August 4, 2018, as compared to the same periods of the prior fiscal year, were a result of lower cost of sales resulting from increased efficiencies at our manufacturing facilities. The increase in gross margin percentage in the nine-month period ended August 4, 2018 was partially offset by increases in amortization expense of developed technology intangible assets and depreciation expense related to the write-up of fixed assets acquired to fair value as a result of the Acquisition.
Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	August 4, 2018	July 29, 2017	$ Change	% Change	August 4, 2018	July 29, 2017	$ Change	% Change
R&D expenses	$291,642	$275,670	$15,972	6%	$869,711	$694,856	$174,855	25%
R&D expenses as a % of revenue	18.5%	19.2%			18.9%	19.5%
R&D expenses increased in the three-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, primarily as a result of increases in operational spending.

Approximately $143.1 million of the overall increase in the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, was a result of the Acquisition. The remainder of the increase was primarily the result of increases in operational spending and R&D employee and related benefit expenses, partially offset by a decrease in variable compensation expense linked to our overall profitability and revenue growth. The additional week of operations in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017 also contributed to the increase in operational spending and R&D employee and related benefit expenses in the nine-month period ended August 4, 2018.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	August 4, 2018	July 29, 2017	$ Change	% Change	August 4, 2018	July 29, 2017	$ Change	% Change
SMG&A expenses	$171,487	$183,980	$(12,493)	(7)%	$520,541	$505,325	$15,216	3%
SMG&A expenses as a % of revenue	10.9%	12.8%			11.3%	14.2%
SMG&A expenses decreased in the three-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a decrease of $7.3 million in Acquisition-related transaction costs and a decrease in variable compensation expense linked to our overall profitability and revenue growth, partially offset by an increase in SMG&A employee and related benefit expenses and operational spending.
SMG&A expenses increased in the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, primarily as a result of a $57.4 million increase in SMG&A expenses as a result of the Acquisition, partially offset by a decrease of $42.0 million in Acquisition-related transaction costs.
Amortization of Intangibles

	Three Months Ended				Nine Months Ended
	August 4, 2018	July 29, 2017	$ Change	% Change	August 4, 2018	July 29, 2017	$ Change	% Change
Amortization expenses	$107,409	$112,153	$(4,744)	(4)%	$321,557	$199,003	$122,554	62%
Amortization expenses as a % of revenue	6.8%	7.8%			7.0%	5.6%
Amortization expenses decreased in the three-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, primarily as a result of changes to the amortization period of certain acquired intangible assets resulting from the Acquisition during the measurement period.
Amortization expenses increased in the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, as a result of the purchase of intangible assets as part of the Acquisition, and to a lesser extent, other immaterial acquisitions in fiscal 2018.
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

In the first nine months of fiscal 2018, we recorded special charges of $43.4 million as a result of our decision to consolidate certain wafer and test facility operations acquired as part of the Acquisition. Over the next three to five years, we plan to close our Hillview wafer fabrication facility located in Milpitas, California and our Singapore test facility. We intend to transfer Hillview wafer fabrication production to our other internal facilities and to external foundries. In addition, we are planning to transition testing operations currently handled in our Singapore facility to our facilities in Penang, Malaysia and the Philippines, in addition to our outsourced assembly and test partners. The special charge recognized as a result of this action consists of severance and related benefit costs. We expect that this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $60.0 million once fully implemented.
See Note 6, Special Charges, in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Operating Income

	Three Months Ended				Nine Months Ended
	August 4, 2018	July 29, 2017	$ Change	% Change	August 4, 2018	July 29, 2017	$ Change	% Change
Operating income	$499,039	$194,821	$304,218	156%	$1,368,363	$606,924	$761,439	125%
Operating income as a % of revenue	31.7%	13.6%			29.7%	17.0%
The year-over-year increase in operating income in the three-month period ended August 4, 2018 was primarily the result of a $304.0 million increase in gross margin, a $12.5 million decrease in SMG&A expenses and a $4.7 million decrease in amortization expenses, partially offset by a $16.0 million increase in R&D expenses as more fully described above under the headings Gross Margin, Selling, Marketing, General and Administrative (SMG&A), Amortization of Intangibles and Research and Development (R&D).
The year-over-year increase in operating income in the nine-month period ended August 4, 2018 was primarily the result of a $1,084.1 million increase in gross margin and a $15.2 million decrease in SMG&A expenses, partially offset by a $174.9 million increase in R&D expenses, a $122.6 million increase in amortization expenses, and a $10.0 million increase in special charges as more fully described above under the headings Gross Margin, Selling, Marketing, General and Administrative (SMG&A), Research and Development (R&D), Amortization of Intangibles and Special Charges.
Nonoperating Expense (Income)

	Three Months Ended			Nine Months Ended
	August 4, 2018	July 29, 2017	$ Change	August 4, 2018	July 29, 2017	$ Change
Interest expense	$61,665	$73,073	$(11,408)	$194,487	$187,323	$7,164
Interest income	(2,588)	(5,524)	2,936	(6,592)	(27,945)	21,353
Other, net	(632)	474	(1,106)	(527)	725	(1,252)
Total nonoperating expense (income)	$58,445	$68,023	$(9,578)	$187,368	$160,103	$27,265
The year-over-year decrease in nonoperating expense in the three-month period ended August 4, 2018 was primarily the result of a decrease in interest expense related to financing commitments which were entered into prior to and upon the Acquisition and which have subsequently been repaid in part or in full, partially offset by rising interest rates.
The year-over-year increase in nonoperating expense in the nine-month period ended August 4, 2018 was primarily the result of a decrease in interest income as a result of lower invested cash balances in the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017, and an increase in interest expense related to a 3-year unsecured term loan in the principal amount of $2.5 billion and a 5-year unsecured term loan in the principal amount of $2.5 billion entered into in the second quarter of fiscal 2017, $2.1 billion of senior unsecured notes issued in the first quarter of fiscal 2017 in connection with the Acquisition and $750 million of senior unsecured notes issued in the second quarter of fiscal 2018, partially offset by a reduction in fees related to financing commitments which were entered into prior to and upon the Acquisition and which terminated during fiscal 2017.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 4, 2018	July 29, 2017	$ Change	August 4, 2018	July 29, 2017	$ Change
Provision for income taxes	$26,130	$57,882	$(31,752)	$118,528	$67,212	$51,316
Effective income tax rate	5.9%	45.6%		10.0%	15.0%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective income tax rate can also be impacted each year by discrete factors or events.
The tax rate for the three- and nine-month periods ended August 4, 2018 was below our blended U.S. federal statutory tax rate of 23.4% for fiscal 2018 resulting from the passage of the Tax Legislation, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Similarly, the tax rate for the nine-month period ended July 29, 2017 was below the then U.S. statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income, and for the three month period ended July 29, 2017, it exceeded the U.S. statutory tax rate, primarily due to approximately $98 million of tax expense incurred during the quarter as part of the post-Acquisition integration, partially offset by a tax benefit of $51 million related to the reduction of reserves and related interest resulting from the U.S. Tax Court's favorable ruling.
Our effective tax rate for the nine-month period ended August 4, 2018 includes a provisional estimate for a discrete tax benefit of $639.7 million from remeasuring our U.S. deferred tax liabilities at the lower 21% statutory tax rate. The nine-month period ended August 4, 2018 also includes a provisional estimate of $687.1 million for the discrete tax charge from the Tax Legislation’s one-time transition tax associated with our undistributed foreign earnings, which is comprised of the $751.1 million transitional tax liability less a deferred tax liability of $64.0 million that was recorded in prior years.
Additionally, we recorded discrete benefits for excess tax benefits from share-based payments of $6.0 and $24.2 million in the three- and nine-month periods ended August 4, 2018, respectively. Our effective tax rate for the three- and nine-month periods ended August 4, 2018 also included a tax benefit of $4.2 million and $7.9 million, respectively, resulting from the release of uncertain tax positions due to a statute of limitation expiration during the quarter. Our effective tax rate for the three- and nine-month periods ended July 29, 2017 included a tax benefit of $15.0 million for the release of a state tax credit valuation allowance as a result of the Acquisition.
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
Non-U.S. jurisdictions accounted for approximately 76.0% of our total revenues for the nine-month period ended August 4, 2018, compared to approximately 79.3% of our total revenues for the nine-month period ended July 29, 2017. This revenue generated outside of the U.S. results in a material portion of our pretax income being taxed outside the U.S., primarily in Bermuda, Ireland and Singapore, at tax rates ranging from 0% to 33.3%. The Company has a partial tax holiday in Singapore through August 2019 and a partial tax holiday in Malaysia through July 2025. The impact on our provision for income taxes on income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $123.8 million and a foreign effective tax rate of approximately 4.5% for the three-month period ended August 4, 2018, compared to a benefit of approximately $182.6 million and a foreign effective tax rate of approximately 5.8% for the three-month period ended July 29, 2017. The impact on our provision for income taxes on income earned in foreign jurisdictions being taxed at rates different than the U.S. statutory rate was a benefit of approximately $334.9 million and a foreign effective tax rate of approximately 5.3% for the nine-month period ended August 4, 2018, compared to a benefit of approximately $266.7 million and a foreign effective tax rate of approximately 5.1% for the nine-month period ended July 29, 2017. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers our overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by amounts for discrete factors or events, and acquisition-related accounting adjustments.

Net Income

	Three Months Ended				Nine Months Ended
	August 4, 2018	July 29, 2017	$ Change	% Change	August 4, 2018	July 29, 2017	$ Change	% Change
Net Income	$414,464	$68,916	$345,548	501%	$1,062,467	$379,609	$682,858	180%
Net Income as a % of revenue	26.4%	4.8%			23.1%	10.6%
Diluted EPS	$1.10	$0.18			$2.82	$1.10
Net income increased in the three-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, as a result of a $304.2 million increase in operating income, partially offset by a $9.6 million decrease in nonoperating expense and a $31.8 million decrease in provision for income taxes.
Net income increased in the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, as a result of a $761.4 million increase in operating income, partially offset by a $27.3 million increase in nonoperating expense and a $51.3 million increase in provision for income taxes.

Liquidity and Capital Resources
At August 4, 2018, our principal source of liquidity was $772.6 million of cash and cash equivalents, of which approximately $369.7 million was held in the United States. The balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We continue to assert our intent to reinvest substantially all of our foreign earnings indefinitely, however we are in the process of analyzing the impact that the Tax Legislation has on this indefinite reinvestment assertion. As we intend to reinvest substantially all of our foreign earnings indefinitely at this time, certain cash held outside the United States is not available for repatriation as dividends to the United States. If such funds are needed for U.S. operations, we would be required to accrue and pay foreign withholding and U.S. state income taxes to the extent not already subject to taxation. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
On the Acquisition Date, we borrowed under a term loan agreement consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. As of August 4, 2018, we have paid $1.9 billion of principal on the 3-year unsecured term loan and paid $1.2 billion of principal on the 5-year unsecured term loan.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Nine Months Ended
	August 4, 2018	July 29, 2017
Net cash provided by operating activities	$1,727,920	$501,908
Net cash provided by operations as a % of revenue	37.5%	14.1%
Net cash used for investing activities	$(224,979)	$(6,604,978)
Net cash (used for) provided by financing activities	$(1,777,296)	$6,088,483
At August 4, 2018, cash and cash equivalents totaled $772.6 million. The following changes contributed to the net decrease in cash and cash equivalents in the nine-month period ended August 4, 2018 as compared to the same period in fiscal 2017.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
The increase in cash provided by operating activities during the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, was primarily a result of higher net income income adjusted for non-cash items, and changes in working capital, primarily resulting from changes to income taxes related to the Tax Legislation.

Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, maturities and sales of available-for-sale securities, as well as cash used for acquisitions.
The decrease in cash used for investing activities during the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, was primarily the result of a decrease in payments for acquisitions, partially offset by a decrease of proceeds from the sale of available for sale securities.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans.
The change in cash related to financing activities during the nine-month period ended August 4, 2018, as compared to the same period of the prior fiscal year, was primarily due to a decrease in net proceeds of $10.4 billion received from the issuance of senior unsecured notes and financing commitments, and repayments of $1.3 billion on the 3-year unsecured term loan and $750.0 million on the 5-year unsecured term loan.
Working Capital

	August 4, 2018	October 28, 2017	$ Change	% Change
Accounts receivable, net	$710,753	$688,953	$21,800	3%
Days sales outstanding*	43	43
Inventory	$563,645	$550,816	$12,829	2%
Days cost of sales in inventory*	101	104
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively. Cost of sales amounts used in the calculation of days cost of sales in inventory as of August 4, 2018 include Acquisition accounting adjustments related to the amortization of developed technology intangible assets acquired and depreciation related to the write up of fixed assets to fair value.
The increase in accounts receivable in dollars was primarily the result of higher product shipments in the third quarter of fiscal 2018 as compared to the fourth quarter of fiscal 2017.
Inventory in dollars increased, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to $1.3 billion at August 4, 2018 from $1.6 billion at the end of fiscal 2017. The decrease was primarily due to a decrease in the current portion of our debt.
As of August 4, 2018 and October 28, 2017, we had gross deferred revenue of $679.9 million and $589.5 million, respectively, and gross deferred cost of sales of $132.6 million and $115.5 million, respectively. Deferred income on shipments to distributors increased in the first nine months of fiscal 2018, primarily as a result of higher demand for products sold into the channel. Sales to certain distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to certain distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to distributors until the distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.

Debt
As of August 4, 2018, we had $6.6 billion of carrying value outstanding on our long-term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2020 Notes, 2021 Notes, January 2021 Notes, 2023 Notes, December 2023 Notes, 2025 Notes, 2026 Notes, 2036 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of August 4, 2018, we were in compliance with these covenants.
$5.0 Billion Aggregate Principal Term Loans
On the Acquisition Date, we drew down on a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. The term loans bear interest at a rate per annum equal to the Eurodollar Rate plus a margin based on our debt ratings from time to time of between 0.75% and 1.63% in the case of the 3-year unsecured term loan, and a margin of between 0.88% and 1.75% in the case of the 5-year unsecured term loan. As of August 4, 2018, we have paid $1.9 billion of principal on the 3-year unsecured term loan and paid $1.2 billion of principal on the 5-year unsecured term loan.
Revolving Credit Facility
We have a senior unsecured revolving credit facility with certain institutional lenders that expires on July 10, 2020. The agreement for such revolving credit facility (Credit Agreement) provides that we may borrow up to $1.0 billion. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 5.0 to 1.0. The debt covenant will be reduced over time to 3.0 to 1.0 which began in May 2018. As of August 4, 2018, we were in compliance with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $6.2 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions.

Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of August 4, 2018, we had repurchased a total of approximately 147.0 million shares of our common stock for approximately $5.4 billion under this program. As of August 4, 2018, an additional $792.5 million remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. In connection with the Acquisition, we had temporarily suspended our share repurchase program. On August 21, 2018, the Board of Directors approved an increase to the current authorization for the stock repurchase program by an additional $2.0 billion to $8.2 billion in the aggregate. We also, from time to time, repurchase shares in settlement of employee minimum tax withholding obligations due upon the vesting of restricted stock units.
Capital Expenditures
Net additions to property, plant and equipment were $168.9 million in the first nine months of fiscal 2018 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2018 to be in the range of $230.0 million to $270.0 million. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On August 21, 2018, our Board of Directors declared a cash dividend of $0.48 per outstanding share of common stock. The dividend will be paid on September 12, 2018 to all shareholders of record at the close of business on August 31, 2018 and is expected to total approximately $178.4 million. We currently expect quarterly dividends to continue at $0.48 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
In the first quarter of fiscal 2018, we entered into a lease agreement for approximately 445,000 sq. ft. for a facility in Santa Clara, California. The lease term is through October 2030 and we expect to occupy the building beginning January 1, 2019.
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
The following amounts were not previously reflected in the contractual obligations table contained in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 28, 2017:

		Payment due by period
(thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Transition tax (a)	$751,128	$60,090	$120,180	$120,180	$450,678
Operating leases (b)	245,405	—	25,760	40,500	179,145
Debt obligations (c)	750,000	—	750,000	—	—
Interest payments associated with debt obligations (c)	50,288	21,825	28,463	—	—
Total	$1,796,821	$81,915	$924,403	$160,680	$629,823
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

There have not been any other material changes during the nine-month period ended August 4, 2018 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 28, 2017.

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
Revenue Recognition
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States (U.S. GAAP). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is our first quarter of fiscal 2019. We have developed a project plan for the implementation of the guidance, including a review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We have reviewed our revenue streams, including those from the Acquisition, and are nearing completion in assessing all potential impacts of the standard on our consolidated financial statements and related disclosures, including any impacts from recently issued amendments, and retrospectively adjusting financial information for prior fiscal years. While we are still in the process of completing our evaluation of the standard, we currently believe the most significant impact will be related to the timing of recognition of sales to certain distributors. As described in Note 2, Revenue Recognition, of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, we currently defer revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, we will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. We will adopt ASU 2014-09, using the full retrospective method, upon its effective date for us which is our first quarter of fiscal 2019.

Critical Accounting Policies and Estimates
There were no material changes in the nine-month period ended August 4, 2018 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 28, 2017.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
In the fiscal year ended October 28, 2017, we borrowed $2.5 billion of 3-year term loans and $2.5 billion of 5-year term loans as part of the financing for the acquisition of Linear Technology Corporation. As of August 4, 2018, we have paid $1.9 billion of principal on the 3-year unsecured term loan and paid $1.2 billion of principal on the 5-year unsecured term loan. The term loans accrue interest at a floating rate, equal to the LIBOR rate corresponding with the tenor of the borrowing period plus the applicable spread (112.5 basis points for the 3-year term loan and 125 basis points for the 5-year term loan).  Based on the $2.0 billion of floating rate debt outstanding as of August 4, 2018, of which $1 billion is hedged, our annual interest expense would change by approximately $10.0 million for each 100 basis point increase in interest rates.
There were no other material changes in the nine-month period ended August 4, 2018 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended October 28, 2017.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 4, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 4, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 4, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
the effects of issued, threatened or retaliatory government sanctions, trade barriers or economic restrictions, changes in law, regulations or other restrictions, including executive orders, changes in import and export regulations or changes in duties and tariffs, particularly with respect to China;

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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first nine months of the fiscal year ending November 3, 2018 was below our blended U.S. federal statutory rate of 23.4% calculated under the provisions of the Tax Cuts and Jobs Act of 2017 (Tax Legislation) enacted on December 22, 2017. It was also below the U.S. statutory tax rate of 35% for fiscal 2017 under the previous tax laws. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia and a partial tax holiday in Singapore through August 2019. The ability to extend such tax holidays beyond their dates of expiration cannot be assured. In addition, if we fail to meet certain conditions of the tax holidays, we may lose the benefit of the tax holidays and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
In addition, future tax reform and certain aspects of the Tax Legislation, which become effective in the fiscal year ending November 2, 2019, may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. On October 5, 2015, the Organization for Economic Cooperation and Development, an international association of thirty-five countries, including the United States, Ireland and UK, released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. Additionally, as a result of the Tax Legislation described above, we recorded provisional estimates of the one-time adjustments for the re-measurement of deferred tax assets (liabilities) and the deemed repatriation tax on unremitted foreign earnings and profits. The final impact of the new tax law may differ from these estimates, possibly materially, due to, among other things, changes in interpretations and assumptions made, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions we take as a result of this new tax law.
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
A significant disruption in, or breach in security of, our information technology systems or certain of our products could materially and adversely affect our business or reputation.
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
Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our executive officers and key management and technical personnel, particularly our experienced engineers. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. The inability to attract, hire and retain key employees with critical technical skills to achieve our strategy, including as a result of changes to immigration policies, could also have a material adverse effect on our business. In addition, there could be a material adverse effect on our business should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract, hire and retain qualified personnel. We do not maintain any key person life insurance policy on any of our officers or employees.
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

•
trade policy, trade, travel, export or taxation disputes or restrictions, government sanctions, import or export tariffs or other restrictions imposed by the U.S. government or by the governments of the countries in which we do business, particularly in China;

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

•	economic disruption from terrorism and threats of terrorism and the response to them by the U.S. and its allies;

•	increased managerial complexities, including different employment practices and labor issues;

•	changes in immigration laws, regulations and procedures and enforcement practices of various government agencies;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;

•	natural disasters or pandemics;

•	transportation disruptions and delays and increases in labor and transportation costs;

•	changes to foreign taxes, tariffs and freight rates;

•	fluctuations in raw material costs and energy costs;

•	greater difficulty in accounts receivable collections and longer collection periods; and

•	costs associated with our foreign defined benefit pension plans.
Any of these risks, or any other risks related to international business operations, could materially adversely affect our business, financial condition and results of operations.

Many of these risks are present in China. While we expect to continue to expand our business and operations in China, our success in the Chinese markets may be adversely affected by China’s continuously evolving policies, laws and regulations, including those relating to trade, taxation, import and export tariffs or restrictions, currency controls, antitrust, cybersecurity and data protection, the environment, indigenous innovation and the promotion of a domestic semiconductor industry, and intellectual property rights and enforcement and protection of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies, international trade policies and relations, or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions on imports or exports, currency revaluations, or retaliatory actions by China in response to U.S. actions, which could have an adverse effect on our business plans and operating results.
At August 4, 2018, our principal source of liquidity was $772.6 million of cash and cash equivalents, of which approximately $369.7 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States is not available for repatriation as dividends to meet certain aspects of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to accrue and pay foreign withholding and U.S. income taxes under current tax laws as revised by the Tax Cuts and Jobs Act, which could have a material adverse effect on our results of operations and financial condition.
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

•	financial results and prospects of our customers;

•	U.S. and foreign government actions, including with respect to trade, travel, export and taxation;

•	changes in market valuations of other semiconductor companies;

•	rumors and speculation in the press, investment community or on social media about us, our customers or other companies in our industry;

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
Issuer Purchases of Equity Securities
On March 10, 2017, we completed the acquisition of Linear Technology Corporation, an independent manufacturer of high performance analog integrated circuits, which we refer to as the Acquisition. In connection with the Acquisition, we had temporarily suspended our share repurchase program. On August 21, 2018, we have reinstated our share repurchase program. The table below summarizes the activity related to stock repurchases for the three months ended August 4, 2018.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 6, 2018 through June 2, 2018	21,325	$95.26	—	$792,501,619
June 3, 2018 through June 30, 2018	12,178	$99.44	—	$792,501,619
July 1, 2018 through August 4, 2018	88,967	$97.91	—	$792,501,619
Total	122,470	$97.60	—	$792,501,619

(a)
Consists of 122,470 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units granted to our employees under our equity compensation plans.

(b)
The average price paid for shares in connection with vesting of restricted stock units are averages of the closing stock price at the vesting date which is used to calculate the number of shares to be withheld.

(c)
Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On February 15, 2016, the Board of Directors of the Company approved an increase to the current authorization for the stock repurchase program by $600.0 million to $1.0 billion in the aggregate. On August 21, 2018, the Board of Directors approved an increase to the current authorization for the stock repurchase program by an additional $2.0 billion to $8.2 billion in the aggregate. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended August 4, 2018 and July 29, 2017, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 4, 2018 and July 29, 2017, (iii) Condensed Consolidated Balance Sheets at August 4, 2018 and October 28, 2017, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended August 4, 2018 and July 29, 2017 and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended August 4, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: August 22, 2018	By:	/S/ VINCENT ROCHE
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2018	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)