Form 10-K
period 2018-11-03
ANALOG DEVICES INC
filed 2018-11-27
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 3, 2018
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
None
Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑   NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐   NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $26,590,000,000 based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on May 6, 2018. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of November 3, 2018, there were 370,159,553 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 13, 2019	III

Note About Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future liquidity, capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; expected cost savings; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies, including the integration of the acquired business, operations and employees of Linear Technology Corporation; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part I, Item 1A. "Risk Factors" and elsewhere in our Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

PART I

ITEM 1.	BUSINESS
Company Overview
Analog Devices, Inc. (we, Analog Devices or the Company) is a leading global high-performance analog technology company. Since our inception in 1965, we have focused on solving our customers’ toughest signal processing engineering challenges and playing a fundamental role in efficiently converting, conditioning, and processing real-world phenomena such as temperature, pressure, sound, light, speed, and motion into electrical signals to be used in a wide array of electronic applications. We produce innovative products and technologies that accurately and securely sense, measure, connect, interpret and power, allowing our customers to intelligently bridge the physical and digital domains.
We design, manufacture, and market a broad portfolio of solutions, including integrated circuits (ICs), algorithms, software, and subsystems that leverage high-performance analog, mixed-signal, and digital signal processing technologies. Our fusion of cutting-edge sensors, data converters, amplifiers and linear products, radio frequency (RF) ICs, power management products, and other signal processing products with deep industry expertise allows us to create robust technology platforms that meet a broad spectrum of customer and market needs. As new generations of applications evolve - such as autonomous vehicles, 5G networks, intelligent factories, and smart healthcare devices - the demand for Analog Devices’ high-performance analog signal processing and digital signal processing (DSP) products and technologies is increasing.
We focus on key strategic markets such as industrial, automotive, consumer, and communications where our signal processing technology is often a critical differentiator in our customers’ products. Used by more than 125,000 customers worldwide, our products are embedded inside many different types of electronic equipment including:

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

Acquisition of Linear Technology Corporation
On March 10, 2017 (Acquisition Date), we completed the acquisition of Linear Technology Corporation (Linear), an independent manufacturer of high performance analog integrated circuits. The total consideration paid to acquire Linear was approximately $15.8 billion, consisting of $11.1 billion in cash financed through existing cash on hand, net proceeds from bridge and term loan facilities and proceeds received from the issuance of senior unsecured notes, $4.6 billion from the issuance of our common stock and $0.1 billion of consideration related to the replacement of outstanding equity awards held by Linear employees. The acquisition of Linear is referred to as the Acquisition.
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

Industry Background
Semiconductor components are the electronic building blocks used in electronic systems and equipment. These components are classified as either discrete devices, such as individual transistors or ICs, in which a number of transistors and other elements are combined to form a more complicated electronic circuit. ICs may be divided into two general categories, digital and analog. Digital circuits, such as memory devices and microprocessors, generally process on-off electrical signals, represented by binary digits, “1” and “0.” In contrast, analog ICs monitor, condition, amplify or transform continuous analog signals associated with physical properties, such as temperature, pressure, weight, light, sound or motion, and play an important role in bridging between real world phenomena and a variety of electronic systems. Analog ICs also provide voltage regulation and power control to electronic systems.
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
We produce and market a broad range of ICs and operate in one reportable segment based on the aggregation of eight operating segments. The ICs sold by each of our operating segments are manufactured using similar semiconductor manufacturing processes and raw materials in either our own production facilities or by third-party wafer fabricators using proprietary processes.  Our ICs are sold to customers globally through a direct sales force, third-party distributors, independent sales representatives and via our website. Our technology offerings are aligned with the predominant markets served in order to facilitate decision making throughout our organization. Our ten highest revenue products, in the aggregate, accounted for approximately 10% of our revenue for our fiscal year ended November 3, 2018 (fiscal 2018).
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
Amplifiers/Radio Frequency (RF) and Microwave— We are also a leading supplier of high-performance amplifiers. Amplifiers are used to condition analog signals. High performance amplifiers emphasize the performance dimensions of speed and precision. Within this product portfolio we provide precision, instrumentation, high speed, intermediate frequency/RF/microwave, broadband, and other amplifiers. Our analog product line also includes a broad portfolio of high performance RF and microwave ICs covering the entire RF signal chain, from industry-leading stand-alone RF function blocks such as phase locked loops, frequency synthesizers, mixers, modulators, demodulators, and power detectors, to highly integrated broadband and short-range single chip transceiver solutions. Our high performance RF and microwave ICs support the high performance requirements of cellular infrastructure and a broad range of applications in our target markets, including instrumentation, aerospace and automotive.

Power Management & Reference — Power management and reference products, which include functions such as power conversion, driver monitoring, sequencing and energy management, provide efficient solutions for power management and conversion applications in the automotive, communications, industrial and high-end consumer markets. From portable consumer devices to automobiles to high end data centers, the performance and efficiency of modern electronic products is increasingly limited by their power supply systems. Our high performance power ICs include powerful performance, integration and software design simulation tools to provide fast and accurate power supply designs.
Other Analog — Our analog technology portfolio is comprised of sensor and actuator products, including products based on MEMS technology. MEMS technology enables us to build extremely small sensors that incorporate an electromechanical structure and the supporting analog circuitry for conditioning signals obtained from the sensing element. Our MEMS product portfolio includes accelerometers used to sense acceleration, gyroscopes used to sense rotation, inertial measurement units used to sense multiple degrees of freedom combining multiple sensing types along multiple axes, and broadband switches suitable for radio and instrument systems. We offer other high performance sensors, from temperature to magnetic fields that are deployed in a variety of systems. In addition to sensor products, our other analog product category includes isolators that enable designers to implement isolation in designs without the cost, size, power, performance, and reliability constraints found with optocouplers. Our isolators have been designed into hundreds of applications, such as universal serial bus isolation in patient monitors, where it allows hospitals and physicians to adopt the latest advances in computer technology to supervise patient health and wirelessly transmit medical records. In smart metering applications, our isolators provide reliable electrostatic discharge performance that helps reduce meter tampering. Likewise, in satellites, where any malfunction can be catastrophic, our isolators help protect the power system while enabling designers to achieve small form factors.
Digital Signal Processing and System Products
Digital Signal Processing products (DSPs) are optimized for high-speed numeric calculations, which are essential for instantaneous, or real-time, processing of digital data generated, in most cases, from analog to digital signal conversion. Our DSPs are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs are designed to provide the flexibility to modify the device’s function quickly and inexpensively using software. Our general-purpose DSP IC customers typically write their own algorithms using software development tools provided by us and third-party suppliers. Our DSPs are designed in families of products that share common architectures and therefore can execute the same software across a range of products. We support these products with easy-to-use development tools, which are designed to reduce our customers’ product development costs and time-to-market. Our customers use our products to solve a wide range of signal processing challenges across our core market and segment focus areas within the industrial, automotive, consumer and communications end markets. In many cases, DSPs are embedded with mixed signal functionality to provide System on Chip (SOC) integrated solutions, combining that analog and digital signal processing circuitry to provide a complete signal chain for demanding applications.
Markets and Applications
The breakdown of our fiscal 2018 revenue by end market is set out in the table below.

Percent of
Fiscal 2018
End Market	Revenue
Industrial	50%
Automotive	16%
Consumer	14%
Communications	20%
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
Defense/Aerospace — The defense, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our analog ICs can be supplied in versions that meet these standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specially tested versions of products derived from our standard product offering. As end systems are becoming more complex, many of our customers in this market also look for us to provide higher levels of integration in order to minimize size, weight and power and to improve ease-of-use.  As such, we also sell products in the form of SiPs (system in package), printed circuit board assemblies, modules, and subsystems.
Customer products include:

• Navigation systems	• Radar systems
• Space and satellite communications	• Security devices
• Communication systems	• Electronic surveillance and countermeasures
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
Automotive - We develop differentiated high performance signal processing solutions, which enable sophisticated transportation systems that span Infotainment, Electrification and Autonomous applications. Through collaboration with manufacturers worldwide, we have developed a broad portfolio of analog, digital, power and sensor ICs that address the emerging needs of this evolving industry. Our focus is on audio/video applications that lead to a more enriching in-cabin experience, electrification applications that improve vehicle range and reduce emissions, and mission-critical perception and navigation applications that enable vehicles to more clearly sense the external environment. Specifically, we have developed products used in applications such as:

Infotainment		Electrification		Autonomous, ADAS & Safety
•	Car audio, voice processing and connectivity	•	Hybrid electric / electric vehicles	•	High performance 24GHz & 77/79GHz RADAR systems
•	Video processing and connectivity	•	Battery monitoring and management systems	•	High resolution LIDAR systems
				•	Inertial MEMS solutions for mission critical navigation, stability and safety systems

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
Communications — The development of broadband, wireless and internet infrastructures around the world has created an important market for our communications products. Communications technology involves the processing of signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, creates demand for our products, which are used in the full spectrum of signal processing for data, video, voice and machine-to-machine communications. In wireless and broadband communication applications, our products are incorporated into:

• Cellular basestation equipment	• Optical and cable networking equipment for data center and service providers
• Microwave backhaul systems	• Satellite and terrestrial broadband access equipment
See Note 4, Industry, Segment and Geographic Information, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information about our products by end market.
Patents and Other Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of November 3, 2018, we held approximately 3,263 U.S. patents and approximately 581 non-provisional pending U.S. patent applications with expiration dates ranging from 2019 through 2039. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products, and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.
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
We derived approximately 56% of our fiscal 2018 revenue from sales made through distributors. These distributors typically maintain an inventory of our products. Some of them also sell products that compete with our products, including those for which we are an alternate source. We defer revenue and the related cost of sales on shipments to U.S. distributors and certain international distributors until the distributors resell the products to their customers. We make sales to distributors under agreements that allow certain distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, certain distributors are allowed to return unsold products if we terminate the relationship with the distributor. Additional information relating to our sales to distributors is set forth in Note 2n, Revenue Recognition, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Customers
We have over 125,000 customers worldwide. During fiscal 2018, no sales to an individual customer accounted for more than 10% of revenue. Apple Inc. represented approximately 14% and 12% of revenue in the fiscal year ended October 28, 2017 (fiscal 2017) and the fiscal year ended October 29, 2016 (fiscal 2016), respectively. Our customers use hundreds of different types of our products in a wide range of applications spanning the industrial, automotive, consumer and communication markets. Our 20 largest customers accounted for approximately 33% of our fiscal 2018 revenue.
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
Production and Raw Materials
Monolithic IC components are manufactured in a sequence of semiconductor production steps that include wafer fabrication, wafer testing, dicing the wafer into individual “chips,” or dice, assembly of the dice into packages and electrical testing of the devices in final packaged form. The raw materials used to manufacture these devices include silicon wafers, processing chemicals (including liquefied gases), precious metals laminates, ceramic and plastic used for packaging.
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
Our IC products are fabricated on proprietary processes at our internal production facilities in Wilmington, Massachusetts, Milpitas, California, Camas, Washington and Limerick, Ireland and also on a mix of proprietary and non-proprietary processes at third-party wafer fabricators. We currently source approximately half of our wafer requirements annually from third-party wafer fabrication foundries, such as Taiwan Semiconductor Manufacturing Company (TSMC), Global Foundries, Vanguard, and others, typically where deep-submicron lithography capabilities and/or large manufacturing capacity is required.
We operate an assembly and wafer sort facility in Penang, Malaysia, and test facilities in the Philippines and Singapore. We also make extensive use of third-party subcontractors for the assembly and testing of our products.
Capital spending was approximately $255 million in fiscal 2018, compared with approximately $204 million in fiscal 2017 and $127 million in fiscal 2016. We expect capital expenditures for the fiscal year ending November 2, 2019 (fiscal 2019) to be approximately 4% of fiscal 2019 revenue.
Our products require a wide variety of components, raw materials and external foundry services, most of which we purchase from third-party suppliers. We have multiple sources for many of the components and materials that we purchase and incorporate into our products. If any of our key suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us, on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in significant expenses and disruptions or delays in manufacturing, product development and shipment of product to our customers. Although we have experienced shortages of components, materials and external foundry services from time to time, these items have generally been available to us as needed.
Backlog
Backlog at the end of fiscal 2018 and fiscal 2017 was approximately $1.2 billion. We define backlog as of a particular date to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be canceled or deliveries to be delayed by customers without significant penalty. Accordingly, we believe that our backlog at any time should not be used as an indication of future revenue.
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
Government Contracts
Less than 5% of our fiscal 2018 revenue was attributable to sales to the U.S. government and U.S. government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm, fixed-price subcontracts. Most of these contracts and subcontracts contain standard provisions relating to termination at the election of the U.S. government.
Acquisitions
An element of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering workforce or enhance our technological capabilities. From time to time, we consider acquisitions that may strengthen our business.
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
Additional information relating to our acquisition activities during fiscal 2018, fiscal 2017 and fiscal 2016 is set forth in Note 6, Acquisitions, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
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
We compete with a number of semiconductor companies in markets that are highly competitive. Our competitors include but are not limited to:

• Broadcom Limited	• Monolithic Power Systems, Inc.
• Infineon Technologies	• NXP Semiconductors
• Maxim Integrated Products, Inc.	• Texas Instruments, Inc.
• Microchip Technology, Inc.
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
Our EHS management systems in all of our facilities are certified to ISO 14001:2015 for environmental management and all of our facilities (excluding certain Linear facilities) conform to OHSAS 18001 for occupational health and safety. We are a member of the Responsible Business Alliance (RBA), which was formerly known as the Electronic Industry Citizenship Coalition (EICC). Our Sustainability Report, first published in 2009, states our commitment to reducing Greenhouse gas (GHG) emissions, conserving resources by consuming less energy and water, complying with our code of business conduct and ethics, and applying fair labor standards, among other things. We are not including the information contained in our Sustainability Report in, or incorporating it by reference into this Annual Report on Form 10-K.
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
Employees
As of November 3, 2018, we employed approximately 15,800 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled engineers involved in the design, development, support and manufacture of new and existing products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

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
Continuing uncertainty regarding the stability of global credit and financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Significant disruption to global credit and financial markets may also adversely affect our ability to access external financing sources on acceptable terms. Financial difficulties experienced by our customers could result in nonpayment or payment delays for previously purchased products, thereby increasing our credit risk exposure. Uncertainty regarding the future stability of the global credit and financial markets could cause the value of the currency in the affected markets to deteriorate, thus reducing the purchasing power of those customers. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may materially fluctuate.
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may be materially affected by a number of factors, including:

•	the effects of adverse economic conditions in the markets in which we sell our products;

•	changes in customer demand for our products and/or for end products that incorporate our products;

•	the timing, delay, reduction or cancellation of significant customer orders and our ability to manage inventory;

•	fluctuations in customer order patterns and seasonality;

•	our ability to accurately forecast distributor demand for our products;

•	our ability to accurately estimate future distributor pricing credits and/or stock rotation rights;

•	our ability to effectively manage our cost structure in both the short term and over a longer duration;

•	changes in geographic, product or customer mix;

•	changes in our effective tax rates or new or revised tax legislation in the United States, Ireland or worldwide;

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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for fiscal 2018 was below our blended U.S. federal statutory rate of 23.4% calculated under the provisions of the Tax Cuts and Jobs Act of 2017 (Tax Legislation) enacted on December 22, 2017. It was also below the U.S. statutory tax rate of 35% for fiscal 2017 under the previous tax laws. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide, including our current transfer pricing appeal in Ireland; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
In addition, any changes in tax legislation and further interpretation of certain aspects of the U.S. Tax Legislation, which become effective in the fiscal year ending November 2, 2019, may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. On October 5, 2015, the Organization for Economic Cooperation and Development, an international association of thirty-five countries, including the United States, Ireland and UK, released the final reports from its Base Erosion and Profit Shifting (BEPS) Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules and tax treaties. We continue to monitor these developments. Additionally, as a result of the Tax Legislation described above, we recorded provisional estimates of the one-time adjustments for the re-measurement of deferred tax assets (liabilities) and the deemed repatriation tax on unremitted foreign earnings and profits. The final impact of the new Tax Legislation may differ from these estimates, possibly materially, due to, among other things, changes in interpretations and assumptions made, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions we take as a result of this new tax law.
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
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as Internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, employee malfeasance, user errors, catastrophes or other unforeseen events. We also rely upon external cloud providers for certain infrastructure activities. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. We may also be subject to security breaches of our information technology systems and certain of our products caused by viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties or our employees or contractors. Our security measures or those of our third party service providers may not detect or prevent security breaches, defects, bugs or errors. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases where doing so is necessary to conduct our business.  While we employ confidentiality agreements to protect such information, nonetheless those third parties may also be subject to security breaches or otherwise compromise the protection of such information. Security breaches of our information technology systems or those of our partners could result in the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.
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
Our future success significantly depends on our continued ability to execute our business strategy, continue to improve our existing products and design, develop, produce and market innovative new products and system-level solutions. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations. In addition, our growth is dependent on our ability to generate new design opportunities and win competitive bid selection processes. Failure to obtain or maintain a particular design win may prevent us from obtaining or maintaining design wins in subsequent generations of a particular product and could also weaken our position in future competitive selection processes. Our growth is also dependent on our ability to identify and penetrate new markets where we have limited experience and competition is intense. Some of our customers in new markets are less established, which could subject us to increased credit risk. There can be no assurance that the markets we serve and/or target based on our business strategy will grow in the future, that our existing and new products will meet the requirements of these markets, that our products, or the products in which our products are used, will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets. Additionally, developing markets, such as the Industry 4.0, autonomous driving, artificial intelligence and 5G, require significant investments, resources and technological advancements in order to compete effectively and there can be no assurance that we will achieve success in these markets. Furthermore, a decline in demand in one or several of our end-user markets could have a material adverse effect on the demand for our products and our results of operations.
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
Our ability to make payments of principal and interest on our indebtedness when due, including the significant indebtedness that we have incurred in connection with the Acquisition, depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;

•	refinance or restructure all or a portion of our indebtedness;

•	borrow under our revolving credit facility;

•	divert funds that would otherwise be invested in our operations;

•	repatriate earnings as dividends from foreign locations, attracting foreign withholding and state and local income taxes;

•	sell selected assets; or

•	reduce or delay planned capital expenditures or operating expenditures.
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
At November 3, 2018, our principal source of liquidity was $816.6 million of cash and cash equivalents and short-term investments, of which approximately $383.5 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. We continue to assert our intent to reinvest substantially all of our foreign earnings indefinitely, however we are in the process of analyzing the impact that the Tax Legislation has on this indefinite reinvestment assertion. As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States may not be available for repatriation as dividends to the United States in the future. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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
Effective November 4, 2018, all distributor sales will be recognized upon shipment to the distributor under Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Upon adoption of ASU 2014-09, we will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our principal general offices and manufacturing facilities:

Principal Properties		Approximate
Owned:	Use	Total Sq. Ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	873,000 sq. ft.
Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	594,000 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	491,000 sq. ft.
Milpitas, CA	Wafer fabrication, test and assembly; warehouse and distribution; engineering, sales, marketing and administrative offices	430,000 sq. ft.
Singapore (a)	Wafer test and packaging, warehouse and distribution, engineering, sales and administrative offices	384,000 sq. ft.
Malaysia (b)	Assembly and engineering offices, employee parking	350,000 sq. ft.
Chelmsford, MA	Final assembly of certain module and subsystem-level products, testing, engineering and administrative offices	174,000 sq. ft.
Camas, WA	Wafer fabrication	105,000 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	99,000 sq. ft.
San Jose, CA	Engineering, administrative offices	77,000 sq. ft.
(a) Leases on the land used for this facility expire in 2021 through 2022 with an option to extend each lease for an additional 30 years
(b) Leases on the land used for this facility expire in 2054 through 2057

Principal			Lease
Properties		Approximate	Termination
Leased:	Use	Total Sq. Ft.	(fiscal year)	Renewals

Norwood, MA	Corporate headquarters, engineering, sales and marketing offices	130,000 sq. ft.	2022	2, five-yr. periods
Santa Clara, CA	Engineering, sales, marketing and administrative offices	445,000 sq. ft.	2030	2, five-yr. periods
Bangalore, India	Engineering	175,000 sq. ft.	2027	1, five-yr. period
Greensboro, NC	Engineering and administrative offices	51,000 sq. ft.	2024	2, three-yr. periods
Shanghai, China	Engineering and sales offices	59,000 sq. ft.	2021	1, three-yr. period
Beijing, China	Engineering and sales offices	58,000 sq. ft.	2021	1, three-yr. period
In addition to the principal properties listed in the above table, we also own or lease a number of other facilities in various locations in the United States and internationally that are used for manufacturing, engineering, sales and marketing and administration activities. Leases for these leased facilities expire at various dates through the year 2030. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases, see Note 9, Lease Commitments, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth (i) the name, age and position of each of our executive officers as of November 27, 2018 and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of our executive officers.

Executive Officer	Age	Position(s)	Business Experience
Vincent Roche	58	President and Chief Executive Officer
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

Prashanth Mahendra-Rajah	48	Senior Vice President, Finance and Chief Financial Officer
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

Martin Cotter	53	Senior Vice President, Worldwide Sales and Digital Marketing
Senior Vice President, Worldwide Sales and Digital Marketing since September 2016; Vice President Internet of Things (IoT), Healthcare, and Consumer Business Units, from November 2015 to September 2016; Vice President, Healthcare and Consumer Business Groups from November 2014 to November 2015; and VP, Communications Infrastructure Business Unit from October 2012 to November 2014.

Joseph (John) Hassett	60	Senior Vice President, Global Operations and Technology
Senior Vice President, Global Operations and Technology since May 2015; Vice President Assembly and Test Worldwide Manufacturing from 1994 to May 2015; and Director Assembly Operations Worldwide Manufacturing from 1990 to 1994.

Executive Officer	Age	Position(s)	Business Experience
Gregory Henderson	50	Senior Vice President, Automotive, Communications and Aerospace and Defense
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

Yusuf Jamal	41	Senior Vice President, Industrial, Healthcare, Consumer, and IoT Solutions and Security
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

Steve Pietkiewicz	59	Senior Vice President, Power Products
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

Margaret K. Seif	57	Chief People Officer, Chief Legal Officer, Secretary and Senior Vice President of Communications
Chief People Officer, Chief Legal Officer, Secretary and Senior Vice President of Communications since August 2018; Chief Legal Officer, Secretary and Senior Vice President of Communications and Brand from January 2016 to August 2018; Senior Vice President, General Counsel and Secretary from November 2014 to January 2016; Vice President, General Counsel and Secretary from January 2006 to November 2014; Senior Vice President, General Counsel and Secretary of RSA Security Inc., a provider of computer and network security, from January 2000 to November 2005; and Vice President, General Counsel and Secretary of RSA Security Inc. from June 1998 to January 2000.

Eileen Wynne	52	Vice President and Chief Accounting Officer
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
Issuer Purchases of Equity Securities

On March 10, 2017, we completed the acquisition of Linear Technology Corporation, an independent manufacturer of high performance analog integrated circuits, which we refer to as the Acquisition. In connection with the Acquisition, we temporarily suspended our share repurchase program. On August 21, 2018, we reinstated the share repurchase program, and our Board of Directors approved an increase to the current authorization for the stock repurchase program by an additional $2.0 billion to $8.2 billion in the aggregate. The table below summarizes the activity related to stock repurchases for the three months ended November 3, 2018.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 5, 2018 through September 1, 2018	102,443	$98.83	90,453	$2,783,503,862
September 2, 2018 through September 29, 2018	847,200	$92.87	819,059	$2,707,442,670
September 30, 2018 through November 3, 2018	1,099,271	$86.70	1,034,848	$2,617,537,930
Total	2,048,914	$89.86	1,944,360	$2,617,537,930
_______________________________________

(a)	Includes 104,554 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.

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

The number of holders of record of our common stock at November 23, 2018 was 2,164. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On November 2, 2018, the last reported sales price of our common stock on The Nasdaq Global Select Market was $87.18 per share.

Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since November 2, 2013 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on November 2, 2013 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

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

(thousands, except per share amounts)	2018	2017	2016	2015	2014
Statement of Operations data:
Revenue	$6,200,942	$5,107,503	$3,421,409	$3,435,092	$2,864,773
Net income	1,495,432	727,259	861,664	696,878	629,320
Net income per common share
Basic	4.02	2.09	2.79	2.23	2.01
Diluted	3.97	2.07	2.76	2.20	1.98
Cash dividends declared per common share	1.89	1.77	1.66	1.57	1.45
Balance Sheet data:
Total assets	$20,449,779	$21,141,294	$7,970,278	$7,058,777	$6,855,331
Debt	$6,332,674	$7,851,084	$1,732,177	$869,935	$868,430

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
Results of Operations
Overview

	Fiscal Year			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Revenue	$6,200,942	$5,107,503	$3,421,409	$1,093,439	21%	$1,686,094	49%
Gross Margin %	68.3%	59.9%	65.1%
Net income	$1,495,432	$727,259	$861,664	$768,173	106%	$(134,405)	(16)%
Net income as a % of Revenue	24.1%	14.2%	25.2%
Diluted EPS	$3.97	$2.07	$2.76	$1.90	92%	$(0.69)	(25)%
Acquisition of Linear Technology Corporation
On March 10, 2017 (Acquisition Date), we completed the acquisition of Linear Technology Corporation (Linear), a designer, manufacturer and marketer of high performance analog integrated circuits. The total consideration paid to acquire Linear was approximately $15.8 billion, consisting of $11.1 billion in cash financed through existing cash on hand, net proceeds from bridge and term loan facilities and proceeds received from the issuance of senior unsecured notes, $4.6 billion from the issuance of our common stock and $0.1 billion of consideration related to the replacement of outstanding equity awards held by Linear employees. The acquisition of Linear is referred to as the Acquisition. The consolidated financial statements included in this Annual Report on Form 10-K include the financial results of Linear prospectively from the Acquisition Date. See Note 6, Acquisitions and Note 14, Debt, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information.
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

	2018			2017		2016
	Revenue	% of Total Product Revenue	Y/Y%	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue*
Industrial	$3,102,508	50%	32%	$2,342,404	46%	$1,478,452	43%
Automotive	988,741	16%	23%	803,211	16%	558,631	16%
Consumer	856,778	14%	(18)%	1,044,697	20%	688,176	20%
Communications	1,252,915	20%	37%	917,191	18%	696,150	20%
Total Revenue	$6,200,942	100%	21%	$5,107,503	100%	$3,421,409	100%
* The sum of the individual percentages may not equal the total due to rounding.

Industrial - The Industrial end market included $951.1 million of revenue in the fiscal year ended November 3, 2018 (fiscal 2018), as compared to $489.7 million of revenue in the fiscal year ended October 28, 2017 (fiscal 2017), as a result of the Acquisition. Industrial end market revenue increased in fiscal 2018, as compared to fiscal 2017, primarily as a result of the Acquisition, a broad-based increase in demand for our products in this end market and an additional week of operations in fiscal 2018 as compared to fiscal 2017. Industrial end market revenue increased in fiscal 2017, as compared to the fiscal year ended October 29, 2016 (fiscal 2016), primarily as a result of the Acquisition and a broad-based increase in demand for our products in this end market.

Automotive - The Automotive end market included $339.9 million of revenue in fiscal 2018, as compared to $199.8 million of revenue in fiscal 2017, as a result of the Acquisition. Automotive end market revenue increased in fiscal 2018, as compared to fiscal 2017, primarily as a result of the Acquisition, a broad-based increase in demand for our products in this end market and an additional week of operations in fiscal 2018 as compared to fiscal 2017. Automotive end market revenue increased in fiscal 2017, as compared to fiscal 2016, primarily as a result of the Acquisition and a broad-based increase in demand for our products.

Consumer - Consumer end market revenue decreased in fiscal 2018, as compared to fiscal 2017, primarily as a result of a decreased demand for products used in portable consumer applications, partially offset by an increase in revenue due to the Acquisition and an additional week of operations in fiscal 2018 as compared to fiscal 2017. Consumer end market revenue increased in fiscal 2017, as compared to fiscal 2016, primarily as a result of an increased demand for products used in portable consumer applications and as a result of the Acquisition.

Communications - The Communications end market included $356.1 million of revenue in fiscal 2018, as compared to $187.6 million of revenue in fiscal 2017, as a result of the Acquisition. Communications end market revenue increased in fiscal 2018, as compared to fiscal 2017, primarily as a result of the Acquisition, a broad-based increase in demand for our products in this end market and an additional week of operations in fiscal 2018 as compared to fiscal 2017. Communications end market revenue increased in fiscal 2017, as compared to fiscal 2016, primarily as a result of the Acquisition.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the primary end customer location for fiscal 2018, fiscal 2017 and fiscal 2016 was as follows:

				Change
	Fiscal Year			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
United States	$2,105,662	$1,999,041	$1,299,629	$106,621	5%	$699,412	54%
Rest of North and South America	103,401	103,077	95,957	324	—%	7,120	7%
Europe	1,471,689	1,211,435	924,849	260,254	21%	286,586	31%
Japan	716,276	506,114	291,649	210,162	42%	214,465	74%
China	1,210,042	842,532	575,690	367,510	44%	266,842	46%
Rest of Asia	593,872	445,304	233,635	148,568	33%	211,669	91%
Total Revenue	$6,200,942	$5,107,503	$3,421,409	$1,093,439	21%	$1,686,094	49%
In fiscal 2018, fiscal 2017 and fiscal 2016, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, the Netherlands and Sweden; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
The United States and Rest of North and South America included $420.0 million of revenue in fiscal 2018, as compared to $207.8 million of revenue in fiscal 2017, as a result of the Acquisition. The sales increase in the United States year-over-year in fiscal 2018 was primarily a result of the Acquisition, an increase in demand for our products sold into the Industrial and Automotive end markets and an additional week of operations in fiscal 2018, as compared to fiscal 2017, partially offset by a decrease in demand for our products sold into the Consumer end market. Europe included $369.7 million of revenue in fiscal 2018, as compared to $211.2 million of revenue in fiscal 2017, as a result of the Acquisition. The sales increase in Europe year-over-year in fiscal 2018 was primarily a result of the Acquisition and an increase in demand for our products sold into the Industrial and Communications end markets and an additional week of operations in fiscal 2018, as compared to fiscal 2017, partially offset by a decrease in demand for our products sold into the Automotive end market. Japan included $274.1 million of revenue in fiscal 2018, as compared to $123.7 million of revenue in fiscal 2017, as a result of the Acquisition. The sales increase in Japan year-over-year in fiscal 2018 was primarily a result of the Acquisition, an increase in demand for our products sold into the Industrial end market and an additional week of operations in fiscal 2018, as compared to fiscal 2017. China included $379.1 million of revenue in fiscal 2018, as compared to $213.6 million of revenue in fiscal 2017, as a result of the Acquisition. The Rest of Asia included $265.1 million of revenue in fiscal 2018, as compared to $156.9 million of revenue in fiscal 2017, as a result of the Acquisition. The sales increase in China and the Rest of Asia year-over-year in fiscal 2018 was primarily a result of the Acquisition, a broad-based increase in demand for our products sold into all end markets and an additional week of operations in fiscal 2018 as compared to fiscal 2017.

The United States and Rest of North and South America included $207.8 million of revenue as a result of the Acquisition in fiscal 2017. The increase in revenue in the United States in fiscal 2017 as compared to fiscal 2016 was primarily a result of an increase in demand of our products sold into the Consumer and Industrial end markets and as a result of the Acquisition. Europe and Japan included $211.2 million and $123.7 million of revenue, respectively, as a result of the Acquisition in fiscal 2017. The sales increase in Europe and Japan year-over-year in fiscal 2017 was primarily a result of the Acquisition and an increase in demand of our products sold into the Industrial end market. China included $213.6 million of revenue as a result of the Acquisition in fiscal 2017. The sales increase in China year-over-year in fiscal 2017 was primarily a result of the Acquisition and an increase in demand of our products sold into the Industrial and Automotive end markets. The Rest of Asia included $156.9 million of revenue as a result of the Acquisition in fiscal 2017. The sales increase in the Rest of Asia year-over year in fiscal 2017 was primarily a result of the Acquisition and an increase in demand of our products sold into the Industrial and Communications end markets.
Gross Margin

				Change
	Fiscal Year			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Gross Margin	$4,233,302	$3,061,596	$2,227,173	$1,171,706	38%	$834,423	37%
Gross Margin %	68.3%	59.9%	65.1%
Gross margin percentage in fiscal 2018 increased by 840 basis points compared to fiscal 2017, primarily because fiscal 2017 included cost of sales adjustments of $358.7 million related to the sale of acquired Linear inventory written up to fair value. Additionally, the increase in gross margin percentage in fiscal 2018, as compared to fiscal 2017 was a result of a mix shift in favor of higher margin products being sold resulting from the Acquisition and lower cost of sales resulting from favorable factory variances related to increased utilization at our manufacturing facilities. The increase in gross margin percentage in fiscal 2018 was partially offset by increases in amortization expense of developed technology intangible assets and depreciation expense related to fixed assets as a result of a full year of expense for each related to the Acquisition.
Gross margin percentage in fiscal 2017 decreased by 520 basis points compared to fiscal 2016, primarily as a result of recording additional cost related to Acquisition accounting adjustments, including $358.7 million related to the sale of acquired inventory written up to fair value, $83.0 million related to amortization of acquired developed technology intangible assets, and $22.9 million of depreciation related to fixed assets as a result of the Acquisition. The increases in cost of sales as a result of Acquisition accounting adjustments were partially offset by favorable factory variances as a result of increased utilization at our manufacturing facilities.
Research and Development (R&D)

				Change
	Fiscal Year			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
R&D Expenses	$1,165,410	$968,602	$653,816	$196,808	20%	$314,786	48%
R&D Expenses as a % of Revenue	18.8%	19.0%	19.1%
R&D expenses increased in fiscal 2018 as compared to fiscal 2017. Approximately $147.8 million of the overall increase was a result of the Acquisition. The remainder of the increase was primarily the result of increases in operational spending and R&D employee and related benefit expenses, partially offset by a decrease in variable compensation expense linked to our overall profitability and revenue growth. The additional week of operations in fiscal 2018 as compared to fiscal 2017 also contributed to the increase in operational spending and R&D employee and related benefit expenses in fiscal 2018.
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
Selling, Marketing, General and Administrative (SMG&A)

				Change
	Fiscal Year			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
SMG&A Expenses	$695,937	$691,046	$461,438	$4,891	1%	$229,608	50%
SMG&A Expenses as a % of Revenue	11.2%	13.5%	13.5%
SMG&A expenses increased in fiscal 2018 as compared to fiscal 2017 primarily as a result of a $55.5 million increase in SMG&A expenses as a result of the Acquisition, partially offset by a decrease of $50.6 million in Acquisition-related transaction costs, which include legal, accounting, other related fees and integration costs resulting from the Acquisition.
SMG&A expenses increased in fiscal 2017 as compared to fiscal 2016 primarily as a result of the Acquisition and Acquisition-related costs. Approximately $119.8 million of the total increase was a result of the Acquisition. Acquisition-related costs, which include legal, accounting, other related fees and integration costs resulting from the Acquisition, increased $56.9 million in fiscal 2017 as compared to fiscal 2016. The remainder of the increase in SMG&A expenses was a result of increases in variable compensation expense linked to our overall profitability and revenue growth and an increase in SMG&A employee and related benefit expenses.
Amortization of Intangibles

				Change
	Fiscal Year			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Amortization expenses	$428,902	$297,351	$70,123	$131,551	44%	$227,228	324%
Amortization expenses as a % of revenue	6.9%	5.8%	2.0%
Amortization expenses increased in fiscal 2018 as compared to fiscal 2017 primarily as a result of a full year of amortization expense for intangible assets acquired as part of the Acquisition and to a lesser extent, other acquisitions in fiscal 2017 and fiscal 2018.
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
In fiscal 2018, we recorded special charges of $44.5 million as a result of our decision to consolidate certain wafer and test facility operations acquired as part of the Acquisition. Over the next two to four years, we plan to close our Hillview wafer fabrication facility located in Milpitas, California and our Singapore test facility. We intend to transfer Hillview wafer fabrication production to our other internal facilities and to external foundries. In addition, we are planning to transition testing operations currently handled in our Singapore facility to our facilities in Penang, Malaysia and the Philippines, in addition to our outsourced assembly and test partners. The special charge recognized as a result of this action consists of severance and related benefit costs. We expect that this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $60.0 million once fully implemented.
Special charges of $16.9 million, $8.1 million and $13.7 million were recorded in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, in an effort to reduce overall operating costs. In addition, in fiscal 2017 we recorded a special charge of

$41.3 million related to an early retirement offer action, which we expect will result in estimated annual salary, variable compensation, and employee benefit savings of approximately $28.4 million once fully implemented.
Operating Income

				Change
	Fiscal Year			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Operating income	$1,881,735	$1,055,134	$1,028,112	$826,601	78%	$27,022	3%
Operating income as a % of Revenue	30.3%	20.7%	30.0%
The increase in operating income in fiscal 2018 as compared to fiscal 2017 was the result of a $1.2 billion increase in gross margin, partially offset by a $196.8 million increase in R&D expenses, a $131.6 million increase in amortization expense, an $11.8 million increase in special charges, and a $4.9 million increase in SMG&A expenses as more fully described above under the headings Research and Development (R&D), Amortization of Intangibles, Special Charges and Selling, Marketing, General and Administrative (SMG&A).
The increase in operating income in fiscal 2017 as compared to fiscal 2016 was the result of a $834.4 million increase in gross margin, partially offset by a $314.8 million increase in R&D expenses, a $229.6 million increase in SMG&A expenses, a $227.2 million increase in amortization expenses and a $35.8 million increase in special charges as more fully described above under the headings Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A), Amortization of Intangibles and Special Charges.
Nonoperating (Income) Expense

				Change
	Fiscal Year			2018 over 2017	2017 over 2016
	2018	2017	2016	$ Change	$ Change
Interest expense	$253,589	$250,840	$88,757	$2,749	$162,083
Interest income	(9,383)	(30,333)	(21,221)	20,950	(9,112)
Other, net	(988)	6,142	3,655	(7,130)	2,487
Total nonoperating expense	$243,218	$226,649	$71,191	$16,569	$155,458
The year-over-year increase in nonoperating expense in fiscal 2018 was primarily the result of a decrease in interest income as a result of lower invested cash balances in fiscal 2018 as compared to fiscal 2017, and an increase in interest expense related to financing commitments entered into in fiscal 2017 in connection with the Acquisition and $750 million of senior unsecured notes issued in the second quarter of fiscal 2018, partially offset by a reduction in fees related to financing commitments which were entered into prior to and upon the Acquisition, which terminated during fiscal 2017.
The increase in nonoperating expense in fiscal 2017 as compared to fiscal 2016 was primarily the result of an increase in interest expense as a result of the issuance of $1.3 billion of senior unsecured notes in the first quarter of fiscal 2016, $2.1 billion of senior unsecured notes in the first quarter of fiscal 2017, and as a result of fees paid and financing commitments entered into in connection with the Acquisition, including a 90-day Bridge Credit Agreement in the principal amount of $4.1 billion, a 3-year unsecured term loan in the principal amount of $2.5 billion and a 5-year unsecured term loan in the principal amount of $2.5 billion. The increase in nonoperating expense as a result of the increase in interest expense was partially offset by an increase in interest income due to higher interest rates earned on our investments, partially offset by lower cash balances in fiscal 2017 as compared to fiscal 2016.
See Note 14, Debt, of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on debt issuances and commitments related to the Acquisition.

Provision for Income Taxes

				Change
	Fiscal Year			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Provision for Income Taxes	$143,085	$101,226	$95,257	$41,859	41%	$5,969	6%
Effective Income Tax Rate	8.7%	12.2%	10.0%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective income tax rate can also be impacted each year by discrete factors or events.
The Tax Cuts and Jobs Act of 2017 (Tax Legislation), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. As of November 3, 2018, we have not completed our accounting for the tax effects of the enactment of the Tax Legislation. However, as described below, we have made reasonable estimates of the effects on its existing deferred tax balances and the one-time transition tax in fiscal 2018.
The Tax Legislation reduced the U.S. statutory tax rate from 35.0% to 21.0%, effective January 1, 2018, which results in a blended statutory income tax rate for us of 23.4% for fiscal 2018. For the fiscal year ending November 2, 2019 (fiscal 2019), our U.S. federal statutory income tax rate will be 21.0%.
The tax rate for fiscal 2018 was below our blended U.S. federal statutory tax rate of 23.4% for fiscal 2018 resulting from the passage of the Tax Legislation, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income and $25.6 million of tax benefit related to the release of uncertain tax positions due to lapses in statute of limitation. Similarly, fiscal 2017 was below the then U.S. statutory tax rate of 35%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income and a tax benefit of $50.5 million related to the reduction of reserves and related interest resulting from the U.S. Tax Court’s favorable ruling, offset by approximately $98.2 million of tax expense incurred during the year as part of the post-Acquisition integration.
In addition, our effective tax rate for fiscal 2018 includes a provisional estimate for a tax benefit of $637.0 million from remeasuring our U.S. deferred tax assets and liabilities at the lower 21.0% U.S. federal statutory tax rate. Fiscal 2018 also includes a provisional estimate of $691.0 million for the discrete tax charge from the Tax Legislation’s one-time transition tax associated with our undistributed foreign earnings, which is comprised of a $755.0 million transitional tax liability less a deferred tax liability of $64.0 million that was recorded in prior years.
Additionally, we recorded discrete benefits for excess tax benefits from share-based payments of $26.2 million in fiscal 2018. Our effective tax rate for fiscal 2017 also included a tax benefit of $15.0 million for the release of a state tax credit valuation allowance as a result of the Acquisition.
The Tax Legislation contains many provisions that are effective for tax years beginning on or after January 1, 2018.  Because we are a fiscal year U.S. taxpayer, certain provisions, such as the foreign-derived intangible income deduction on certain foreign-source income and new limitations on certain business deductions, will begin applying to us for our fiscal year ending November 2, 2019 (fiscal 2019).  For fiscal 2018, the most significant impacts include a lower U.S. federal corporate income tax rate, a re-measurement of certain net deferred taxes to reflect the revised tax rates and a new transition tax on the deemed repatriation of certain foreign earnings.
Non-U.S. jurisdictions accounted for approximately 75.9% of our total revenues for fiscal 2018, compared to approximately 77.3% of our total revenues fiscal 2017. This revenue generated outside of the U.S. results in a material portion of our pretax income being taxed outside the U.S., primarily in Bermuda, Ireland and Singapore, at tax rates ranging from 0% to 33.3%. We have a partial tax holiday in Malaysia through July 2025. A partial tax holiday in Singapore had been in place through August 2019, but was terminated effective September 2018 due to negotiations with the Economic Development Board. The aggregate dollar benefits derived from these tax holidays approximated $27.7 million and $27.4 million in fiscal 2018 and 2017, respectively. The impact of the tax holidays during fiscal 2018 increased the basic and diluted net income per common share by $0.07 each. The impact of the tax holidays during fiscal 2017 increased the basic and diluted net income per common share by $0.08 each. The impact on our provision for income taxes on income earned in foreign jurisdictions being taxed at rates different than the U.S. federal statutory rate was a benefit of approximately $434.8 million and a foreign effective tax rate of approximately 7.4% for fiscal 2018, compared to a benefit of approximately $385.1 million and a foreign effective tax rate of approximately 7.8% for fiscal 2017. A reduction in the ratio of domestic taxable income to worldwide taxable income effectively lowers our overall tax rate, due to the fact that the tax rates in the majority of foreign jurisdictions where we earn income are lower than the U.S. statutory rate. In addition, our effective income tax rate can be impacted each year by amounts for discrete factors or events, and acquisition-related accounting adjustments.
See Note 12, Income Taxes, of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
Net Income

				Change
	Fiscal Year			2018 over 2017		2017 over 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Net Income	$1,495,432	$727,259	$861,664	$768,173	106%	$(134,405)	(16)%
Net Income, as a % of Revenue	24.1%	14.2%	25.2%
Diluted EPS	$3.97	$2.07	$2.76	$1.90	92%	$(0.69)	(25)%
The increase in net income in fiscal 2018 as compared to fiscal 2017 was a result of a $826.6 million increase in operating income, partially offset by a $41.9 million increase in provision for income taxes, and a $16.6 million increase in nonoperating expense.
The decrease in net income in fiscal 2017 as compared to fiscal 2016 was the result of a $155.5 million increase in nonoperating expense and a $6.0 million increase in provision for income taxes, partially offset by a $27.0 million increase in operating income.
The impact of inflation and foreign currency exchange rate movement on our results of operations during the past three fiscal years has not been significant.

Liquidity and Capital Resources
At November 3, 2018, our principal source of liquidity was $816.6 million of cash and cash equivalents, of which approximately $383.5 million was held in the United States. The balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We continue to assert our intent to reinvest substantially all of our foreign earnings indefinitely, however we are in the process of analyzing the impact that the Tax Legislation has on this indefinite reinvestment assertion. As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States may not be available for repatriation as dividends to the United States in the future. If such funds are needed for U.S. operations, we would be required to accrue and pay foreign withholding and U.S. state income taxes to the extent not already subject to taxation. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
On the Acquisition Date, we entered into a 90-day Bridge Credit Agreement that provided for unsecured loans in an aggregate principal amount of up to $4.1 billion and borrowed under a term loan agreement consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. As of November 3, 2018, we have paid $2.1 billion of principal on the 3-year unsecured term loan, paid $1.2 billion of principal on the 5-year unsecured term loan and repaid all of the $4.1 billion of outstanding loans under the Bridge Credit Agreement. See Note 13, Revolving Credit Facility and Note 14, Debt of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Fiscal Year
	2018	2017	2016
Net Cash Provided by Operating Activities	$2,442,361	$1,154,365	$1,291,348
Net Cash Provided by Operating Activities as a % of Revenue	39.4%	22.6%	37.7%
Net Cash Used for Investing Activities	$(313,998)	$(6,618,014)	$(1,218,270)
Net Cash (Used for) Provided by Financing Activities	$(2,358,042)	$5,586,805	$(33,370)

At November 3, 2018, cash and cash equivalents totaled $816.6 million. The following changes contributed to the net change in cash and cash equivalents in fiscal 2018 and fiscal 2017.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
The increase in cash provided by operating activities during fiscal 2018, as compared to fiscal 2017, was primarily a result of higher net income adjusted for non-cash items, and changes in working capital, primarily resulting from increases in tax liabilities related to the one-time transition tax recognized as a result of the Tax Legislation.
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
The decrease in cash used for investing activities during fiscal 2018, as compared to fiscal 2017, was primarily the result of a decrease in payments for acquisitions, partially offset by a decrease of proceeds from the sale of available for sale securities.
The increase in cash used for investing activities during fiscal 2017, as compared to fiscal 2016, was primarily the result of cash payments made for the Acquisition, partially offset by a decrease in maturities of available for sale securities.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans.
The decrease in cash provided by financing activities during fiscal 2018, as compared to fiscal 2017, was primarily due to a decrease in net proceeds of $10.4 billion received from the issuance of senior unsecured notes and financing commitments, and lower repayments of principal on the 3-year and 5-year unsecured term loans.
The increase in cash provided by financing activities during fiscal 2017, as compared to fiscal 2016, was primarily due to an increase in net debt proceeds of $9.9 billion received from the issuance of senior unsecured notes, financing commitments entered into in connection with the Acquisition, consisting of a 90-day Bridge Credit Agreement and a term loan agreement, and a decrease in stock repurchases of $323.5 million due to the temporary suspension of our share repurchase program in connection with the Acquisition. These decreases were partially offset by payments of $5.1 billion related to financing commitments entered into in connection with the Acquisition.
Working Capital

	Fiscal Year
	2018	2017	$ Change	% Change
Accounts Receivable, net	$639,717	$688,953	$(49,236)	(7)%
Days Sales Outstanding*	39	43
Inventory	$586,760	$550,816	$35,944	7%
Days Cost of Sales in Inventory*	104	104
* We use the average of the current year and prior year ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively. Cost of sales amounts used in the calculation of days cost of sales in inventory for fiscal 2018 and fiscal 2017 include Acquisition accounting adjustments related to amortization of developed technology intangible assets acquired and depreciation related to fixed assets acquired. Fiscal 2017 also included cost of sales amounts for inventory acquired in the Acquisition.

The decrease in accounts receivable for fiscal 2018 compared to fiscal 2017 was primarily the result of the timing of shipments and the collection of receivables.

Inventory in dollars increased in fiscal 2018 as compared to fiscal 2017, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to $1.4 billion at November 3, 2018 from $1.6 billion recorded at the end of fiscal 2017. The decrease was primarily due to a decrease in the current portion of our debt.
As of November 3, 2018 and October 28, 2017, we had gross deferred revenue of $603.8 million and $589.5 million, respectively, and gross deferred cost of sales of $116.4 million and $115.5 million, respectively. Deferred income on shipments to distributors decreased in fiscal 2018 primarily as a result of the distributors' sales to their customers in fiscal 2018 exceeding our shipments to our distributors during this same time period. Sales to certain distributors are made under agreements that allow distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Given the uncertainties associated with the levels of price-adjustment credits to be granted to certain distributors, the sales price to the distributors is not fixed or determinable until the distributors resell the products to their customers. Therefore, we defer revenue recognition from sales to certain distributors until such distributors have sold the products to their customers. The amount of price-adjustments is dependent on future overall market conditions, and therefore the levels of these adjustments could fluctuate significantly from period to period. To the extent that we experience a significant increase in the amount of credits we issue to our distributors, there could be a material impact on the ultimate revenue and gross margin recognized relating to these transactions.
Debt
As of November 3, 2018, we had $6.3 billion of carrying value outstanding on our long-term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2020 Notes, 2021 Notes, January 2021 Notes, 2023 Notes, December 2023 Notes, 2025 Notes, 2026 Notes, 2036 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of November 3, 2018, we were compliant with these covenants. See Note 14, Debt, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.

$5.0 Billion Aggregate Principal Term Loans
On the Acquisition Date, we drew down on a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. The term loans bear interest at a rate per annum equal to the Eurodollar Rate plus a margin based on our debt ratings from time to time of between 0.75% and 1.63% in the case of the 3-year unsecured term loan, and a margin of between 0.88% and 1.75% in the case of the 5-year unsecured term loan. As of November 3, 2018, we have paid $2.1 billion of principal on the 3-year unsecured term loan and paid $1.2 billion of principal on the 5-year unsecured term loan.
Revolving Credit Facility
We have a senior unsecured revolving credit facility with certain institutional lenders that expires on July 10, 2020. The agreement for such revolving credit facility (Credit Agreement) provides that we may borrow up to $1.0 billion. To date, we have not borrowed under this credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 4.5 to 1.0. The debt covenant will be reduced over time to 3.0 to 1.0, which began in May 2018. As of November 3, 2018, we were compliant with these covenants. See Note 13, Revolving Credit Facility, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our revolving credit facility.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $8.2 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program.
In connection with the Acquisition, we temporarily suspended the share repurchase program. On August 21, 2018, we reinstated the share repurchase program, and as of November 3, 2018, we had repurchased a total of approximately 148.9 million shares of its common stock for approximately $5.6 billion under this program. An additional $2.6 billion remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also, from time to time, repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options.
Capital Expenditures
Net additions to property, plant and equipment were $254.9 million in fiscal 2018 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2019 to be approximately 4% of fiscal 2019 revenue. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On November 19, 2018, our Board of Directors declared a cash dividend of $0.48 per outstanding share of common stock. The dividend will be paid on December 10, 2018 to all shareholders of record at the close of business on November 29, 2018 and is expected to total approximately $178 million. We currently expect quarterly dividends to continue at $0.48 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
The table below summarizes our contractual obligations and the amounts we owe under these contracts in specified periods as of November 3, 2018:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Transition tax (a)	$755,000	$61,600	$120,592	$120,592	$452,216
Operating leases (b)	390,252	39,293	86,204	63,266	201,489
Debt obligations (c)	6,375,000	67,000	1,108,000	2,250,000	2,950,000
Interest payments associated with debt obligations	1,740,053	223,796	404,124	281,539	830,594
Deferred compensation plan (d)	41,001	1,148	—	—	39,853
Pension funding (e)	4,149	4,149	—	—	—
Total	$9,305,455	$396,986	$1,718,920	$2,715,397	$4,474,152
_______________________________________

(a)
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

(b)	Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.

(c)	Debt obligations are assumed to be held to maturity.

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

(e)
Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2019. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables, such as plan asset performance, interest rates and the rate of increase in compensation levels.

As of November 3, 2018, our total liabilities associated with uncertain tax positions was $16.8 million, which are included in non-current income taxes payable in our consolidated balance sheet contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our deferred taxes and tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these deferred taxes and uncertain tax positions. Therefore, we have not included these deferred taxes and uncertain tax positions in the above contractual obligations table.
The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information available as of November 3, 2018.
Off-balance Sheet Arrangements
As of November 3, 2018, we had no off-balance sheet financing arrangements.
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
Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under generally accepted accounting principles in the United States (U.S. GAAP). The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is our first quarter of fiscal 2019. We are approaching the final stage of our project plan for the implementation of the guidance. We have reviewed our revenue streams, including those from the Acquisition, and are nearing completion in assessing all potential impacts of the standard on our consolidated financial statements and related disclosures, including any impacts from recently issued amendments, and retrospectively adjusting financial information for prior fiscal years. The most significant impact of adopting the new standard will be related to the timing of recognition of sales to certain distributors. As described in Note 2, Revenue Recognition, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we currently defer revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, we will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. We will adopt ASU 2014-09, using the full retrospective method, upon its effective date for us which is our first quarter of fiscal 2019.
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
We defer revenue and the related cost of sales on shipments to U.S. distributors and certain international distributors until the distributors resell the products to their customers. As a result, our revenue fully reflects end customer purchases and is not impacted by distributor inventory levels. Sales to certain of these distributors are made under agreements that allow such distributors to receive price-adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of the value of our shipments to that distributor during the prior quarter. In addition, such distributors are allowed to return unsold products if we terminate the relationship with the distributor. Given the uncertainties associated with the levels of price-adjustment credits to be granted to certain distributors, the sales price to the distributor is not fixed or determinable until the distributor resells the products to their customers. Therefore, we defer revenue recognition from sales to certain distributors until such distributors have sold the products to their customers.
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
Long-Lived Assets
We review property, plant, and equipment and finite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying value to the estimated future undiscounted cash flows that the assets are expected to generate over their remaining estimated lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Although we have recognized no material impairment adjustments related to our property, plant, and equipment and identified intangible assets during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in our business in the future could lead to such impairment adjustments in future periods. Evaluation of impairment of long-lived assets requires estimates of future operating results that are used in the preparation of the expected future undiscounted cash flows. Actual future operating results and the remaining economic lives of our long-lived assets could differ from the estimates used in assessing the recoverability of these assets. These differences could result in impairment charges, which could have a material adverse impact on our results of operations. In addition, in certain instances, assets may not be impaired but their estimated useful lives may have decreased. In these situations, we amortize the remaining net book values over the revised useful lives. We review indefinite-lived intangible assets for impairment annually, on the first day of the fourth quarter (on or about August 5) or more frequently if indicators of impairment exist. We perform a qualitative assessment on our indefinite-lived intangible assets to determine whether it is more likely-than not that the indefinite-lived intangible asset is impaired. If it is determined that the fair value of the indefinite-lived intangible asset is less than the carrying value, we would compare the fair value of the intangible asset with its carrying amount and recognize an impairment equal to any amount by which the carrying value of the assets exceeds the fair value.
Goodwill
Goodwill is subject to annual impairment tests or more frequently if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the fourth quarter (on or about August 5) or more frequently if we believe indicators of impairment exist. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If we elect not to use this option, or we determine that it is more likely than not that the fair value of a reporting unit is less than its net book value, then we perform the quantitative goodwill impairment test. In prior periods, we did not elect to use the qualitative option for assessing goodwill and instead proceeded directly to the quantitative goodwill impairment analysis. The goodwill impairment test requires an entity to compare the fair value of a reporting unit with its carrying amount. If fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We determine the fair value of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, we reconcile the aggregate fair values of our reporting units determined, as described above, to its current market capitalization, allowing for a reasonable control premium.
In our latest annual impairment evaluation that occurred as of August 5, 2018, we used the qualitative method of assessing goodwill for all eight of our identified reporting units, which we determined are the same as our eight operating segments. For each of the reporting units, we determined that it was not more likely than not that the fair values were less than their net book values. In making this determination, we considered several factors, including the following:

–
the amount by which the fair values of each reporting unit exceeded their carrying values as of the date of the most recent quantitative impairment analysis, which indicated there would need to be substantial negative developments in the markets in which these reporting units operate in order for there to be potential impairment;

–	the carrying values of these reporting units as of August 5, 2018 compared to the previously calculated fair values as of the date of the most recent quantitative impairment analysis;

–	the current forecasts as compared to the forecasts included in the most recent quantitative impairment analysis;

–
public information from competitors and other industry information to determine if there were any significant adverse trends in our competitors' businesses, such as significant declines in market capitalization or significant goodwill impairment charges that could be an indication that the goodwill of our reporting units was potentially impaired;

–	changes in the value of major U.S. stock indices that could suggest declines in overall market stability that could impact the valuation of our reporting units;

–
changes in our market capitalization and overall enterprise valuation to determine if there were any significant decreases that could be an indication that the valuation of our reporting units had significantly decreased; and

–
whether there had been any significant increases to the weighted-average cost of capital (WACC) rates for each reporting unit, which could materially lower our prior valuation conclusions under a discounted cash flow approach.

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
The Tax Cuts and Jobs Act of 2017 (Tax Legislation) significantly changes existing U.S. tax law and includes numerous provisions that affect our business. See Note 12, Income Taxes, of the of the Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
Stock-Based Compensation
Stock-based compensation expense associated with stock options and related awards is recognized in the consolidated statements of income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options and market-based restricted stock units. We calculate the grant-date fair values of stock options using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of key assumptions such as expected option term and stock price volatility to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. We recognize the expense related to equity awards on a straight-line basis over the vesting period. See Note 3, Stock-Based Compensation and Shareholders' Equity, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for more information related to stock based compensation.
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

In the fiscal year ended October 28, 2017, we borrowed $2.5 billion of 3-year term loans and $2.5 billion of 5-year term loans as part of the financing for the acquisition of Linear Technology Corporation. As of November 3, 2018, we have paid $2.1 billion of principal on the 3-year unsecured term loan and paid $1.2 billion of principal on the 5-year unsecured term loan. The term loans accrue interest at a floating rate, equal to the LIBOR rate corresponding with the tenor of the borrowing period plus the applicable spread (112.5 basis points for the 3-year term loan and 125 basis points for the 5-year term loan). Based on the $1.8 billion of floating rate debt outstanding as of November 3, 2018, of which $1 billion is hedged, our annual interest expense would change by approximately $7.8 million for each 100 basis point increase in interest rates.
Based on our marketable securities and short-term investments outstanding as of November 3, 2018 and October 28, 2017, our annual interest income would change by approximately $8.2 million and $10.5 million, respectively, for each 100 basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of November 3, 2018 and October 28, 2017, a hypothetical 100 basis point increase in interest rates across all maturities would not materially impact the fair market value of the portfolio as of November 3, 2018 and would result in a $7.0 million decline in the fair market value of the portfolio as of October 28, 2017. Such losses would only be realized if we sold the investments prior to maturity.
As of November 3, 2018, we had $4.6 billion in principal amount of senior unsecured notes outstanding, with a fair value of $4.5 billion. The fair value of our notes is subject to interest rate risk, market risk, and other factors. Generally, the fair value of our notes will increase as interest rates fall and decrease as interest rates rise. The fair values of our notes as of November 3, 2018 and October 28, 2017, assuming a hypothetical 100 basis point increase in market interest rates, are as follows:

	November 3, 2018			October 28, 2017
(thousands)	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points
2020 Notes, due March 2020	$300,000	298,147	294,237	$—	$—	$—
2021 Notes, due January 2021	$450,000	444,568	435,334	$—	$—	$—
2021 Notes, due December 2021	$400,000	386,375	375,215	$400,000	$399,530	$384,374
2023 Notes, due June 2023	$500,000	479,189	459,377	$500,000	$498,582	$473,727
2023 Notes, due December 2023	$550,000	529,120	505,176	$550,000	$554,411	$524,718
2025 Notes, due December 2025	$850,000	829,611	780,432	$850,000	$884,861	$825,700
2026 Notes, due December 2026	$900,000	848,027	791,549	$900,000	$902,769	$835,891
2036 Notes, due December 2036	$250,000	232,627	206,716	$250,000	$259,442	$228,671
2045 Notes, due December 2045	$400,000	407,984	354,806	$400,000	$460,588	$396,506
Foreign Currency Exposure
As more fully described in Note 2i, Derivative and Hedging Agreements, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at November 3, 2018 and October 28, 2017, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would result in approximately $14.1 million of losses and $10.1 million of losses, respectively, in changes in earnings or cash flows.

The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of November 3, 2018, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of November 3, 2018 and October 28, 2017:

	November 3, 2018	October 28, 2017
Fair value of forward exchange contracts liability	$(7,150)	$(1,527)
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$13,591	$18,557
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(26,532)	$(20,415)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. (the Company) as of November 3, 2018 and October 28, 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended November 3, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 3, 2018 and October 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended November 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 3, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1967.

Boston, Massachusetts
November 27, 2018

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended November 3, 2018, October 28, 2017 and October 29, 2016

(thousands, except per share amounts)	2018	2017	2016
Revenue
Revenue	$6,200,942	$5,107,503	$3,421,409
Costs and Expenses
Cost of sales(1)	1,967,640	2,045,907	1,194,236
Gross margin	4,233,302	3,061,596	2,227,173
Operating expenses:
Research and development(1)	1,165,410	968,602	653,816
Selling, marketing, general and administrative(1)	695,937	691,046	461,438
Amortization of intangibles	428,902	297,351	70,123
Special charges	61,318	49,463	13,684
	2,351,567	2,006,462	1,199,061
Operating income	1,881,735	1,055,134	1,028,112
Nonoperating (income) expenses:
Interest expense	253,589	250,840	88,757
Interest income	(9,383)	(30,333)	(21,221)
Other, net	(988)	6,142	3,655
	243,218	226,649	71,191
Earnings
Income before income taxes	1,638,517	828,485	956,921
Provision for income taxes	143,085	101,226	95,257
Net Income	$1,495,432	$727,259	$861,664

Shares used to compute earnings per common share — Basic	370,430	346,371	308,736
Shares used to compute earnings per common share — Diluted	374,938	350,484	312,308

Basic earnings per common share	$4.02	$2.09	$2.79
Diluted earnings per common share	$3.97	$2.07	$2.76
Dividends declared and paid per share	$1.89	$1.77	$1.66
(1) Includes stock-based compensation expense as follows:
Cost of sales	$18,733	$12,569	$7,808
Research and development	$81,444	$51,258	$27,039
Selling, marketing, general and administrative	$50,988	$40,361	$28,574

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended November 3, 2018, October 28, 2017 and October 29, 2016

(thousands)	2018	2017	2016
Net Income	$1,495,432	$727,259	$861,664
Foreign currency translation adjustment (net of taxes of $0 in 2018, $1,556 in 2017 and $1,175 in 2016)	(6,222)	1,572	(6,006)
Change in unrecognized gains/losses on marketable securities:
Change in fair value of available-for-sale securities (net of taxes of $0 in 2018, $35 in 2017 and $56 in 2016)	(10)	(517)	847
Total change in unrealized gains/losses on marketable securities, net of tax	(10)	(517)	847
Change in unrecognized gains/losses on derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of taxes of $416 in 2018, $920 in 2017 and $903 in 2016)	(1,863)	3,806	(4,629)
Adjustment for realized gain/loss reclassified into earnings (net of taxes of $94 in 2018, $1,326 in 2017 and $1,050 in 2016)	(1,613)	4,199	3,437
Total change in derivative instruments designated as cash flow hedges, net of tax	(3,476)	8,005	(1,192)
Changes in accumulated other comprehensive loss — pension plans:
Change in transition asset (net of taxes of $0 in 2018, $1 in 2017 and $3 in 2016)	10	14	17
Change in actuarial loss/gain (net of taxes of $2,363 in 2018, $355 in 2017 and $3,297 in 2016)	12,616	3,513	(16,730)
Change in prior service cost/income (net of taxes of $0 in 2018, $61 in 2017 and $47 in 2016)	1	(132)	101
Total change in accumulated other comprehensive loss — pension plans, net of tax	12,627	3,395	(16,612)
Other comprehensive income (loss)	2,919	12,455	(22,963)
Comprehensive income	$1,498,351	$739,714	$838,701

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
November 3, 2018 and October 28, 2017

(thousands, except per share amounts)	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$816,591	$1,047,838
Accounts receivable less allowances of $2,284 ($7,213 in 2017)	639,717	688,953
Inventories(1)	586,760	550,816
Prepaid income tax	3,196	3,522
Prepaid expenses and other current assets	65,862	60,209
Total current assets	2,112,126	2,351,338
Property, Plant and Equipment, at Cost
Land and buildings	873,186	794,456
Machinery and equipment	2,478,032	2,368,215
Office equipment	76,233	66,493
Leasehold improvements	100,374	75,263
	3,527,825	3,304,427
Less accumulated depreciation and amortization	2,373,497	2,197,123
Net property, plant and equipment	1,154,328	1,107,304
Other Assets
Deferred compensation plan investments	39,853	32,572
Other investments	28,730	24,838
Goodwill	12,252,604	12,217,455
Intangible assets, net	4,778,192	5,319,425
Deferred tax assets	21,078	32,322
Other assets	62,868	56,040
Total other assets	17,183,325	17,682,652
	$20,449,779	$21,141,294
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$260,919	$236,629
Deferred income on shipments to distributors, net	487,417	473,972
Income taxes payable	93,722	86,905
Debt, current	67,000	300,000
Accrued liabilities	497,080	498,826
Total current liabilities	1,406,138	1,596,332
Non-current Liabilities
Long-term debt	6,265,674	7,551,084
Deferred income taxes	927,065	1,674,683
Deferred compensation plan liability	39,846	32,572
Income taxes payable	710,179	49,583
Other non-current liabilities	112,337	75,500
Total non-current liabilities	8,055,101	9,383,422
Commitments and contingencies (Note 10)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 370,159,553 shares outstanding (368,635,788 on October 28, 2017)	61,694	61,441
Capital in excess of par value	5,282,222	5,250,519
Retained earnings	5,703,064	4,910,939
Accumulated other comprehensive loss	(58,440)	(61,359)
Total shareholders’ equity	10,988,540	10,161,540
	$20,449,779	$21,141,294
_______________________________________

(1)	Includes $7,128 and $5,373 related to stock-based compensation at November 3, 2018 and October 28, 2017, respectively.
See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended November 3, 2018, October 28, 2017 and October 29, 2016

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, OCTOBER 31, 2015	312,061	$52,011	$634,484	$4,437,315	$(50,851)
Activity in Fiscal 2016
Net Income — 2016				861,664
Dividends declared and paid				(513,180)
Issuance of stock under stock plans and other	2,721	454	61,042
Tax benefit — equity based awards			12,282
Stock-based compensation expense			63,421
Other comprehensive loss					(22,963)
Common stock repurchased	(6,611)	(1,102)	(368,959)
BALANCE, OCTOBER 29, 2016	308,171	51,363	402,270	4,785,799	(73,814)
Activity in Fiscal 2017
Net Income — 2017				727,259
Dividends declared and paid				(602,119)
Issuance of stock under stock plans and other	5,153	859	132,439
Issuance of stock in connection with Acquisition	55,884	9,314	4,584,341
Tax benefit — equity based awards			40,189
Stock-based compensation expense			104,188
Replacement share-based awards issued in connection with Acquisition			33,530
Other comprehensive income					12,455
Common stock repurchased	(572)	(95)	(46,438)
BALANCE, OCTOBER 28, 2017	368,636	61,441	5,250,519	4,910,939	(61,359)
Activity in Fiscal 2018
Net Income — 2018				1,495,432
Dividends declared and paid				(703,307)
Issuance of stock under stock plans and other	4,012	668	98,359
Tax benefit — equity based awards			7,741
Stock-based compensation expense			151,165
Other comprehensive income					2,919
Common stock repurchased	(2,488)	(415)	(225,562)
BALANCE, NOVEMBER 3, 2018	370,160	$61,694	$5,282,222	$5,703,064	$(58,440)

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 3, 2018, October 28, 2017 and October 29, 2016

(thousands)	2018	2017	2016
Operations
Cash flows from operating activities:
Net income	$1,495,432	$727,259	$861,664
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	228,525	194,666	134,540
Amortization of intangibles	570,538	389,393	75,250
Cost of goods sold for inventory acquired	—	358,718	—
Stock-based compensation expense	151,165	104,188	63,421
Loss on extinguishment of debt	—	—	3,290
Other non-cash activity	36,569	(10,865)	24,570
Deferred income taxes	(736,759)	(825,869)	8,124
Change in operating assets and liabilities:
Accounts receivable	45,979	(65,669)	(9,392)
Inventories	(34,636)	(47,354)	38,221
Prepaid expenses and other current assets	(1,721)	(1,875)	(5,618)
Deferred compensation plan investments	(7,484)	(7,358)	(2,399)
Prepaid income tax	133	2,679	(4,315)
Accounts payable, deferred income and accrued liabilities	(5,069)	192,249	85,502
Deferred compensation plan liability	7,484	7,358	2,399
Income taxes payable	(3,903)	119,618	9,950
Other liabilities	696,108	17,227	6,141
Total adjustments	946,929	427,106	429,684
Net cash provided by operating activities	2,442,361	1,154,365	1,291,348
Investing Activities
Cash flows from investing:
Purchases of short-term available-for-sale investments	—	(705,485)	(7,697,260)
Maturities of short-term available-for-sale investments	—	3,362,792	6,375,361
Sales of short-term available-for-sale investments	—	577,187	332,716
Additions to property, plant and equipment, net	(254,876)	(204,098)	(127,397)
Payments for acquisitions, net of cash acquired	(52,839)	(9,632,568)	(83,170)
Change in other assets	(6,283)	(15,842)	(18,520)
Net cash used for investing activities	(313,998)	(6,618,014)	(1,218,270)
Financing Activities
Cash flows from financing activities:
Proceeds from debt	743,778	11,156,164	1,235,331
Debt repayments	(2,275,000)	(5,050,000)	—
Early termination of debt	—	—	(378,156)
Proceeds from (payments of) derivative instruments	—	3,904	(33,430)
Payments of deferred financing fees	—	(5,625)	(26,583)
Dividend payments to shareholders	(703,307)	(602,119)	(513,180)
Repurchase of common stock	(225,977)	(46,533)	(370,061)
Proceeds from employee stock plans	99,027	133,302	61,496
Contingent consideration payment	(2,890)	(1,764)	(1,409)
Change in other financing activities	6,327	(524)	(7,378)
Net cash (used for) provided by financing activities	(2,358,042)	5,586,805	(33,370)
Effect of exchange rate changes on cash	(1,568)	3,550	(2,929)
Net (decrease) increase in cash and cash equivalents	(231,247)	126,706	36,779
Cash and cash equivalents at beginning of year	1,047,838	921,132	884,353
Cash and cash equivalents at end of year	$816,591	$1,047,838	$921,132
See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended November 3, 2018, October 28, 2017 and October 29, 2016
(all tabular amounts in thousands except per share amounts)

1.	Description of Business
Analog Devices, Inc. (Analog Devices or the Company) is a leading global high-performance analog technology company. Since the Company's inception in 1965, it has focused on solving its customers’ toughest signal processing engineering challenges and playing a fundamental role in efficiently converting, conditioning, and processing real-world phenomena such as temperature, pressure, sound, light, speed, and motion into electrical signals to be used in a wide array of electronic applications. The Company produces innovative products and technologies that accurately and securely sense, measure, connect, interpret and power, allowing its customers to intelligently bridge the physical and digital domains.
The Company designs, manufactures, and markets a broad portfolio of solutions, including integrated circuits (ICs), algorithms, software, and subsystems, that leverage high-performance analog, mixed-signal, and digital signal processing technologies. The Company's fusion of cutting-edge sensors, data converters, amplifiers and linear products, radio frequency (RF) ICs, power management products, and other signal processing products with deep industry expertise allows it to create robust technology platforms that meet a broad spectrum of customer and market needs. As new generations of applications evolve - such as autonomous vehicles, 5G networks, intelligent factories, and smart healthcare devices - the demand for Analog Devices’ high-performance analog signal processing and digital signal processing (DSP) products and technologies is increasing.

2. Summary of Significant Accounting Policies
a.Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the presentation for the fiscal year ended November 3, 2018 (fiscal 2018). In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). As a result of the adoption of ASU 2016-09 in the first quarter of fiscal 2018, excess tax benefits from share-based payments are presented within operating activities in the Consolidated Statements of Cash Flows. The Company applied this change in presentation retrospectively and has adjusted prior year presentation by removing the reclass of $41.8 million and $10.5 million of excess tax benefit-equity based awards from net cash provided by operating activities to net cash provided by financing activities in the fiscal year ended October 28, 2017 (fiscal 2017) and in the fiscal year ended October 29, 2016 (fiscal 2016), respectively. All other reclassified amounts are immaterial.
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2018 is a 53-week fiscal year. Fiscal 2017 and fiscal 2016 were 52-week periods. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, fiscal 2018 included an additional week of operations as compared to fiscal 2017 and fiscal 2016.
On March 10, 2017 (Acquisition Date), the Company completed the acquisition of all of the voting interests of Linear Technology Corporation (Linear), an independent manufacturer of high performance analog integrated circuits. The total consideration paid to acquire Linear was approximately $15.8 billion, consisting of $11.1 billion in cash financed through existing cash on hand, net proceeds from bridge and term loan facilities and proceeds received from the issuance of senior unsecured notes, $4.6 billion from the issuance of the Company's common stock and $0.1 billion of consideration related to the replacement of outstanding equity awards held by Linear employees. The acquisition of Linear is referred to as the Acquisition. The consolidated financial statements included in this Annual Report on Form 10-K include the financial results of Linear prospectively from the Acquisition Date.
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
The Company’s deferred compensation plan investments are classified as trading. See Note 2j, Fair Value and Note 11, Retirement Plans, of these Notes to Consolidated Financial Statements for additional information on these investments. There were no cash equivalents or short-term investments classified as trading at November 3, 2018 or October 28, 2017.
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
As of November 3, 2018, the Company held 15 investment securities, 15 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $205.0 million. As of October 28, 2017, the Company held 18 investment securities, 8 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $143.9 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at November 3, 2018 and October 28, 2017.
The components of the Company’s cash and cash equivalents and short-term investments as of November 3, 2018 and October 28, 2017 were as follows:

	2018	2017
Cash and cash equivalents:
Cash	$147,629	$226,160
Available-for-sale	598,962	751,678
Held-to-maturity	70,000	70,000
Total cash and cash equivalents	$816,591	$1,047,838
See Note 2j, Fair Value, of these Notes to Consolidated Financial Statements for additional information on the Company’s cash equivalents and short-term investments.

c.	Supplemental Cash Flow Statement Information

	2018	2017	2016
Cash paid during the fiscal year for:
Income taxes	$211,473	$868,492	$77,918
Interest	$233,436	$183,117	$41,701

d.	Inventories
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future periods. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or market.
Inventories at November 3, 2018 and October 28, 2017 were as follows:

	2018	2017
Raw materials	$30,511	$35,436
Work in process	375,908	376,476
Finished goods	180,341	138,904
Total inventories	$586,760	$550,816

e.	Property, Plant and Equipment
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

Buildings	Up to 30 years
Machinery & equipment	3-10 years
Office equipment	3-10 years
Leasehold improvements	7-20 years
Depreciation expense for property, plant and equipment was $228.5 million, $194.7 million and $134.5 million in fiscal 2018, 2017 and 2016, respectively.
The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is depreciated over the revised useful life. The Company has not recorded any material impairment charges related to our property, plant and equipment in fiscal 2018, fiscal 2017 or fiscal 2016.

f.	Goodwill and Intangible Assets
Goodwill

The Company evaluates goodwill for impairment annually, utilizing either the qualitative or quantitative method, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level, which the Company has determined is consistent with our operating segments, on an annual basis on the first day of the fourth quarter (on or about August 5) or more frequently if indicators of impairment exist or the Company reorganizes its reporting units. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If the Company elects not to use this option, or it determines that it is more likely than not that the fair value of a reporting unit is less than its net book value, then the Company performs the quantitative goodwill impairment test.

In the first quarter of fiscal 2018, the Company completed organizational changes designed to integrate the operations of Linear into the Company’s organizational structure and to reflect the evolution of the Company's markets. The Company performed an impairment analysis utilizing the quantitative method immediately prior to and subsequent to the reorganization and evaluated goodwill for impairment as of the date of reorganization. Based on the quantitative test performed on the reorganization date, no impairment was identified.

In the Company's latest annual impairment evaluation that occurred as of August 5, 2018, the Company used the qualitative method of assessing goodwill for all eight of its identified reporting units. For each of the reporting units, the

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company determined that it was not more likely than not that the fair values were less than their net book values. In making this determination, the Company considered several factors, including the following:

–
the amount by which the fair values of each reporting unit exceeded their carrying values as of the date of the most recent quantitative impairment analysis, which indicated there would need to be substantial negative developments in the markets in which these reporting units operate in order for there to be potential impairment;

–	the carrying values of these reporting units as of August 5, 2018 compared to the previously calculated fair values as of the date of the most recent quantitative impairment analysis;

–	the Company's current forecasts as compared to the forecasts included in the most recent quantitative impairment analysis;

–
public information from competitors and other industry information to determine if there were any significant adverse trends in our competitors' businesses, such as significant declines in market capitalization or significant goodwill impairment charges that could be an indication that the goodwill of our reporting units was potentially impaired;

–	changes in the value of major U.S. stock indices that could suggest declines in overall market stability that could impact the valuation of our reporting units;

–
changes in our market capitalization and overall enterprise valuation to determine if there were any significant decreases that could be an indication that the valuation of our reporting units had significantly decreased; and

–
whether there had been any significant increases to the weighted-average cost of capital (WACC) rates for each reporting unit, which could materially lower our prior valuation conclusions under a discounted cash flow approach.

In prior periods, the Company did not elect to use the qualitative option for assessing goodwill and instead proceeded directly to the quantitative goodwill impairment analysis. The first step of the goodwill impairment test requires an entity to compare the fair value of a reporting unit with its carrying amount. The Company determines the fair value of its reporting units using a weighting of the income and market approaches. Under the income approach, the Company uses a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company uses the guideline public company method. Under this method the Company utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to estimate valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to estimate their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, the Company reconciles the aggregate estimated fair values of its reporting units determined to its current market capitalization, allowing for a reasonable control premium. If the carrying amount of a reporting unit, calculated using the above approaches, exceeds the reporting unit’s fair value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, the Company considers income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

There was no impairment of goodwill in any of the fiscal years presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of the fiscal year ending November 2, 2019 (fiscal 2019) unless indicators arise that would require the Company to reevaluate at an earlier date. The following table presents the changes in goodwill during fiscal 2018 and fiscal 2017:

	2018	2017
Balance at beginning of year	$12,217,455	$1,679,116
Acquisition of Linear (Note 6)	1,647	10,532,272
Goodwill adjustment related to other acquisitions (1)	36,558	4,198
Foreign currency translation adjustment	(3,056)	1,869
Balance at end of year	$12,252,604	$12,217,455
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount by which the carrying value of the assets exceeds their estimated fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique.
Indefinite-lived intangible assets are tested for impairment on an annual basis on the first day of the fourth quarter (on or about August 5) or more frequently if indicators of impairment exist. The impairment test involves a qualitative assessment on the indefinite-lived intangible assets to determine whether it is more likely-than not that the indefinite-lived intangible asset is impaired. If it is determined that the fair value of the indefinite-lived intangible asset is less than the carrying value, the Company would recognize into earnings the amount by which the carrying value of the assets exceeds the estimated fair value. No impairment of intangible assets resulted from the impairment tests in any of the fiscal years presented.
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
As of November 3, 2018 and October 28, 2017, the Company’s intangible assets consisted of the following:

	November 3, 2018		October 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$4,697,716	$867,207	$4,683,461	$449,369
Technology-based	1,114,080	243,350	1,097,025	101,920
Trade-name	74,031	17,846	72,800	6,906
IPR&D	20,768	—	24,334	—
Total (1) (2)	$5,906,595	$1,128,403	$5,877,620	$558,195
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
Amortization expense related to finite-lived intangible assets was $570.5 million, $389.4 million and $75.3 million in fiscal 2018, 2017 and 2016, respectively. The remaining amortization expense will be recognized over a weighted average life of approximately 4.6 years.
The Company expects annual amortization expense for intangible assets as follows:

Fiscal Year	Amortization Expense
2019	$569,314
2020	$568,665
2021	$568,005
2022	$565,075
2023	$541,877

g.	Grant Accounting
Certain of the Company’s foreign subsidiaries have received grants from governmental agencies. These grants include capital, employment and research and development grants. Capital grants for the acquisition of property and equipment are netted against the related capital expenditures and amortized as a credit to depreciation expense over the estimated useful life of the related asset. Employment grants, which relate to employee hiring and training, and research and development grants are recognized in earnings in the period in which the related expenditures are incurred by the Company. The amounts recognized were not material in fiscal 2018, fiscal 2017 or fiscal 2016.

h.	Translation of Foreign Currencies
The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in accumulated other comprehensive (loss) income. Transaction gains and losses and re-measurement of foreign currency denominated assets

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other, net, were not material in fiscal 2018, 2017 or 2016.

i.	Derivative Instruments and Hedging Agreements
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the British Pound, Philippine Peso and the Japanese Yen. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are designated and documented at the inception of the respective hedges as cash flow hedges and are qualitatively evaluated for effectiveness quarterly. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. As the terms of the contract and the underlying transaction are matched at inception, forward contract effectiveness is calculated by comparing the change in fair value of the contract to the change in the forward value of the anticipated transaction, with the gain or loss on the derivative reported as a component of accumulated other comprehensive (loss) income (OCI) in shareholders’ equity and reclassified into earnings in the same line item on the consolidated statement of income as the impact of the hedged transaction in the same period during which the hedged transaction affects earnings.
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of November 3, 2018 and October 28, 2017 was $194.4 million and $194.3 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s consolidated balance sheets as of November 3, 2018 and October 28, 2017 were as follows:

		Fair Value At
	Balance Sheet Location	November 3, 2018	October 28, 2017
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$257
Forward foreign currency exchange contracts	Accrued liabilities	$6,934	$—

Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of November 3, 2018 and October 28, 2017, the total notional amount of these undesignated hedges was $40.6 million and $100.4 million, respectively. The fair value of these hedging instruments in the Company’s consolidated balance sheets was immaterial as of November 3, 2018 and was a liability of $1.8 million as of October 28, 2017.
The Company estimates that $4.7 million, net of tax, of losses on forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheet on a net basis. As of November 3, 2018 and October 28, 2017, none of the netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's consolidated balance sheet as of November 3, 2018 and October 28, 2017:

	November 3, 2018	October 28, 2017
Gross amount of recognized liabilities	$(8,054)	$(5,039)
Gross amounts of recognized assets offset in the consolidated balance sheet	904	3,512
Net liabilities presented in the consolidated balance sheet	$(7,150)	$(1,527)
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of November 3, 2018 and October 28, 2017, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
The Company records the fair value of its derivative financial instruments in its consolidated financial statements in other current assets, other assets, accrued liabilities and other non-current liabilities, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of OCI. Changes in the fair value of cash flow hedges are recorded in OCI and reclassified into earnings in the same line item on the consolidated statement of income as the impact of the hedged transaction when the underlying contract matures. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.
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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of November 3, 2018 and October 28, 2017. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of November 3, 2018 and October 28, 2017, the Company held $217.6 million and $296.2 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	November 3, 2018
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$394,076	$—	$—	$394,076
Corporate obligations (1)	—	204,886	—	204,886
Other assets:
Deferred compensation investments	41,001	—	—	41,001
Interest rate derivatives	—	1,436	—	1,436
Total assets measured at fair value	$435,077	$206,322	$—	$641,399
Liabilities
Forward foreign currency exchange contracts (2)	—	7,150	—	7,150
Total liabilities measured at fair value	$—	$7,150	$—	$7,150

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of November 3, 2018 was $205.0 million.

(2)
The Company has netting arrangements by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, of these Notes to Consolidated Financial Statements for more information related to the Company's master netting arrangements.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 28, 2017
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$512,882	$—	$—	$512,882
Corporate obligations (1)	—	238,796	—	238,796
Other assets:
Deferred compensation investments	33,510	—	—	33,510
Interest rate derivatives	—	2,966	—	2,966
Total assets measured at fair value	$546,392	$241,762	$—	$788,154
Liabilities
Forward foreign currency exchange contracts (2)	—	1,527	—	1,527
Total liabilities measured at fair value	$—	$1,527	$—	$1,527

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of October 28, 2017 was $238.9 million.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
Cash equivalents — These investments are adjusted to fair value based on quoted market prices or are determined using a yield curve model based on current market rates.
Deferred compensation plan investments — The fair value of these mutual fund, money market fund and equity investments are based on quoted market prices.
Interest rate derivatives — The fair value of interest rate derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivatives.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The carrying amounts of the term loans approximate fair value. The term loans are classified as Level 2 measurements according to the fair value hierarchy. The fair values of the senior unsecured notes debt are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy. See Note 14, Debt, of these Notes to Consolidated Financial Statements for further discussion related to outstanding debt.

	November 3, 2018		October 28, 2017
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan	$425,000	425,000	1,950,000	1,950,000
5-Year term loan	1,350,000	1,350,000	2,100,000	2,100,000
2020 Notes, due March 2020	300,000	298,147	—	—
2021 Notes, due January 2021	450,000	444,568	—	—
2021 Notes, due December 2021	400,000	386,375	400,000	399,530
2023 Notes, due June 2023	500,000	479,189	500,000	498,582
2023 Notes, due December 2023	550,000	529,120	550,000	554,411
2025 Notes, due December 2025	850,000	829,611	850,000	884,861
2026 Notes, due December 2026	900,000	848,027	900,000	902,769
2036 Notes, due December 2036	250,000	232,627	250,000	259,442
2045 Notes, due December 2045	400,000	407,984	400,000	460,588
Total Debt	$6,375,000	$6,230,648	$7,900,000	$8,010,183

k.	Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets, identified intangible assets, allowances for doubtful accounts and customer returns, the net realizable value of inventory, potential reserves relating to litigation matters, accrued liabilities, accrued taxes, deferred tax valuation allowances, assumptions pertaining to share-based payments, and fair value of acquired assets and liabilities, including inventory, property, plant and equipment and acquired intangibles, and other reserves. Actual results could differ from those estimates and such differences may be material to the financial statements.

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
During fiscal 2018, no sales to an individual customer accounted for more than 10% of revenue. In fiscal 2017 and fiscal 2016, the Company's largest single end customer represented approximately 14% and 12% of total revenue, respectively.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

m.	Concentration of Other Risks
The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. Additionally, a large portion of the Company’s purchases of external wafer and foundry services are from a limited number of suppliers, such as Taiwan Semiconductor Manufacturing Company (TSMC), Global Foundries, Vanguard, and others. If these suppliers or any of the Company’s other key suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components, on the time schedule and of the quality that the Company requires, the Company may be forced to engage additional or replacement suppliers, which could result in significant expenses and disruptions or delays in manufacturing, product development and shipment of product to the Company’s customers. Although the Company has experienced shortages of components, materials and external foundry services from time to time, these items have generally been available to the Company as needed.

n.	Revenue Recognition
Revenue from product sales to customers is generally recognized when title passes, which is generally upon shipment in the U.S. and in certain foreign countries. Revenue from product sales to customers in other foreign countries is generally recognized subsequent to product shipment. Title for shipments to these other foreign countries ordinarily passes within a week of shipment. Accordingly, the Company defers the revenue recognized relating to these other foreign countries until title has passed. For multiple element arrangements, the Company allocates arrangement consideration among the elements based on the relative fair values of those elements as determined using vendor-specific objective evidence or third-party evidence. The Company uses its best estimate of selling price to allocate arrangement consideration between the deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. A reserve for sales returns and allowances for customers is recorded based on historical experience or specific identification of an event necessitating a reserve.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
As of November 3, 2018 and October 28, 2017, the Company had gross deferred revenue of $603.8 million and $589.5 million, respectively, and gross deferred cost of sales of $116.4 million and $115.5 million, respectively.
The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2018, fiscal 2017 and fiscal 2016 were not material.

o.	Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. The components of accumulated other comprehensive loss at November 3, 2018 and October 28, 2017 consisted of the following, net of tax:

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities	Unrealized holding (losses) on available for sale securities	Unrealized holding Gains on Derivatives	Pension Plans	Total
October 28, 2017	$(22,489)	$1	$(1)	$(10,879)	$(27,991)	$(61,359)
Other comprehensive income before reclassifications	(6,222)	(2)	(8)	(1,447)	13,358	5,679
Amounts reclassified out of other comprehensive income	—	—	—	(1,707)	1,632	(75)
Tax effects	—	—	—	(322)	(2,363)	(2,685)
Other comprehensive income	(6,222)	(2)	(8)	(3,476)	12,627	2,919
November 3, 2018	$(28,711)	$(1)	$(9)	$(14,355)	$(15,364)	$(58,440)
The amounts reclassified out of accumulated other comprehensive loss into the consolidated statement of income, with presentation location during each period were as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2018	2017
Comprehensive Income Component			Location
Unrealized holding (losses) gains on derivatives
Currency forwards	$396	$2,188	Cost of sales
	(462)	330	Research and development
	(317)	927	Selling, marketing, general and administrative
Interest rate derivatives	(1,324)	2,080	Interest expense
	(1,707)	5,525	Total before tax
	94	(1,326)	Tax
	$(1,613)	$4,199	Net of tax

Amortization of pension components
Transition obligation	$10	$14	(a)
Prior service credit and curtailment recognition	1	(9)	(a)
Actuarial losses and settlement recognition	1,621	1,865	(a)
	1,632	1,870	Total before tax
	(395)	(400)	Tax
	$1,237	$1,470	Net of tax

Total amounts reclassified out of accumulated other comprehensive income, net of tax	$(376)	$5,669
______________
a) The amortization of pension components is included in the computation of net periodic pension cost. See Note 11, Retirement Plans, of these Notes to Consolidated Financial Statements for further information.

p.	Advertising Expense
Advertising costs are expensed as incurred. Advertising expense was approximately $10.4 million in fiscal 2018, $11.7 million in fiscal 2017 and $5.6 million in fiscal 2016.

q.	Income Taxes
Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The calculation of the tax liabilities involves dealing with uncertainties in the application of complex tax regulations. If it is more likely than not that the tax position will not be sustained on audit, an uncertain tax position is recorded. The Company re-evaluates these uncertain tax positions on a quarterly basis. See Note 12, Income Taxes, of these Notes to Consolidated Financial Statements for further information related to income taxes.

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
The following table sets forth the computation of basic and diluted earnings per share:

	2018	2017	2016
Net Income	$1,495,432	$727,259	$861,664
Less: income allocated to participating securities	5,909	2,243	—
Net income allocated to common shareholders	1,489,523	725,016	861,664

Basic shares:
Weighted-average shares outstanding	370,430	346,371	308,736
Earnings per common share basic	$4.02	$2.09	$2.79

Diluted shares:
Weighted-average shares outstanding	370,430	346,371	308,736
Assumed exercise of common stock equivalents	4,508	4,113	3,572
Weighted-average common and common equivalent shares	374,938	350,484	312,308
Earnings per common share diluted	$3.97	$2.07	$2.76
Anti-dilutive shares related to:
Outstanding stock options	1,649	1,527	3,077

s.	Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest and is recognized as an expense on a straight-line basis over the vesting period, which is generally four years for stock options and restricted stock units, or in annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of grant in fiscal 2018. For grants issued prior to 2018, the vesting period was generally five years for stock options, or in annual installments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant and in one installment on the third anniversary of the date of grant for restricted stock units/awards. Determining the amount of stock-based compensation to be recorded for stock options requires the Company to develop estimates used in calculating the grant-date fair value of awards. The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards. The use of valuation models requires the Company to make estimates and assumptions, such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates. The grant-date fair value of restricted stock units with only a service condition represents the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting. See Note 3, Stock-Based Compensation and Shareholders' Equity, of these Notes to Consolidated Financial Statements for additional information relating to stock-based compensation.

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those annual periods, beginning after December 15, 2016 and allows for prospective, retrospective or modified retrospective adoption, depending on the area covered in the update, with early adoption permitted. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. The Company recorded total excess tax benefits of $26.2 million in fiscal 2018 from its share-based payments within income tax expense in its consolidated statements of income. These excess tax benefits are presented within operating activities in the condensed consolidated statements of cash flows. The Company applied this change in presentation retrospectively and has adjusted prior year presentation by removing the reclass of $41.8 million and $10.5 million of excess tax benefit-stock options from net cash provided by operating activities to net cash provided by financing activities in fiscal 2017 and in fiscal 2016, respectively. The Company elected not to change its policy on accounting for forfeitures and continues to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption of ASU 2016-09 also changed the calculation of fully diluted shares outstanding. The excess tax benefits have been excluded from the calculation of assumed proceeds in the Company's calculation of diluted weighted shares under the new standard.
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
Standards to be Implemented
Retirement Benefits
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. ASU 2018-14 is effective for the Company in the first quarter of fiscal 2021. The Company is currently evaluating the adoption date. The adoption of ASU 2018-14 will modify the Company's disclosures for defined benefit plans and other post-retirement plans but is not expected to impact its financial position or results of operations.
Comprehensive Income
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-01). ASU 2018-01 allows for reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

early adoption permitted. ASU 2018-02 is effective for the Company in the first quarter of fiscal 2020. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
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
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (ASU 2016-16). ASU 2016-16 will require an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company will adopt ASU 2016-16 in the first quarter of fiscal 2019. The Company is currently evaluating the impact of the adoption of this standard will have on its consolidated financial statements but expects to recognize its previously deferred tax related to intra-entity transfers upon adoption, through a material cumulative-effect adjustment to retained earnings.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 provides guidance on several specific cash flow issues, including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company will adopt ASU 2016-15 in the first quarter of fiscal 2019. The adoption of ASU 2016-15 will not have a material impact on the Company's financial position and results of operations.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (ASU 2018-01). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (Topic 842) (ASU 2018-11), which provides for an additional transition method that allows companies to apply the new lease standard at the adoption date, eliminating the requirement to apply the standard to the earliest period presented in the financial statements.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Stock Compensation
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. ASU 2018-07 is effective for the Company in the first quarter of fiscal 2020. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  As amended, ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which is the Company's first quarter of fiscal 2019. The Company is approaching the final stage of its project plan for the implementation of the guidance. The Company has reviewed its revenue streams, including those from the Acquisition, and is nearing completion in assessing all potential impacts of the standard on its consolidated financial statements and related disclosures, including any impacts from recently issued amendments, and retrospectively adjusting financial information for prior fiscal years.  The most significant impact of adopting the new standard will be related to the timing of recognition of sales to certain distributors. As described in Note 2, Revenue Recognition, of these Notes to the Consolidated Financial Statements, the Company currently defers revenue and the related cost of sales on shipments to certain distributors until the distributors resell the products to their customers. Upon adoption of ASU 2014-09, the Company will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company will adopt ASU 2014-09, using the full retrospective method, upon its effective date for the Company which is the Company’s first quarter of fiscal 2019.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Stock-Based Compensation and Shareholders’ Equity
Equity Compensation Plans
The Company grants, or has granted, stock options and other stock and stock-based awards under the Company's Amended and Restated 2006 Stock Incentive Plan (2006 Plan). This plan was originally approved by shareholders on March 14, 2006, and shareholders subsequently approved the amended and restated 2006 Plan in March 2014. The 2006 Plan provides for the grant of up to 34 million shares of the Company’s common stock, plus such number of additional shares that were subject to outstanding options under the Company’s previous equity compensation plans that have not been issued because the applicable option award subsequently terminates or expires without being exercised. The 2006 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2006 Plan. No award may be made under the 2006 Plan after March 12, 2021, but awards previously granted may extend beyond that date. The Company will not grant further equity awards under any previous equity compensation plans. In connection with the Acquisition, the Company assumed the Linear Technology Corporation Amended and Restated 2005 Equity Incentive Plan (the 2005 Plan) and the Linear Technology Corporation Amended and Restated 2010 Equity Incentive Plan (now referred to as the Analog Devices, Inc. Amended and Restated 2010 Equity Incentive Plan) (the 2010 Plan). The Company will not grant further equity awards under the 2005 Plan but may grant stock options and other stock and stock-based awards under the 2010 Plan.
While the Company may grant options to employees that become exercisable at different times or within different periods, in fiscal 2018, the Company generally granted to employees options that vest over four years and become exercisable in annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of grant. For grants issued prior to fiscal 2018 the options granted to employees generally vested over five years and became exercisable in annual installments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant. The maximum contractual term of all options is ten years.
In addition, in fiscal 2018, the Company granted to employees restricted stock units that generally vest over four years in annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of grant. For grants issued prior to fiscal 2018 restricted stock units generally vested in one installment on the third anniversary of the date of grant.
As of November 3, 2018, a total of 11.4 million and 1.6 million common shares were available for future grant under the 2006 Plan and 2010 Plan, respectively, and 25.5 million common shares were reserved for issuance under the 2006 Plan, 2010 Plan and the Company's previous equity compensation plans.
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest and is recognized as an expense on a straight-line basis over the vesting period. Determining the amount of stock-based compensation to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of stock options.
Linear Replacement Awards
In connection with the Acquisition, the Company issued equity awards, consisting of restricted stock awards and restricted stock units (replacement awards), to certain Linear employees in replacement of Linear equity awards. The replacement awards consisted of restricted stock awards and restricted stock units for approximately 2.8 million shares of the Company's common stock with a weighted average grant date fair value of $82.20. The terms and intrinsic value of these replacement awards are substantially the same as the converted Linear awards. The fair value of the replacement awards associated with services rendered through the Acquisition Date was recognized as a component of the total acquisition consideration, and the remaining fair value of the replacement awards associated with post-Acquisition services will be recognized as an expense on a straight-line basis over the remaining vesting period.
Modification of Awards
The Company has, from time to time, modified the terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in fiscal 2018, fiscal 2017 and fiscal 2016 did not result in significant incremental compensation costs, either individually or in the aggregate.
Grant-Date Fair Value
The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards. The use of valuation models requires the Company to make estimates and assumptions, such as expected volatility, expected term,

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

risk-free interest rate, expected dividend yield and forfeiture rates. The grant-date fair value of restricted stock units with a service condition represents the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting.
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted in fiscal 2018, fiscal 2017 and fiscal 2016 is as follows:

Stock Options	2018	2017	2016
Options granted (in thousands)	603	1,480	1,814
Weighted-average exercise price	$90.98	$82.99	$55.19
Weighted-average grant-date fair value	$20.82	$17.12	$12.67
Assumptions:
Weighted-average expected volatility	27.7%	26.4%	34.0%
Weighted-average expected term (in years)	5.0	5.1	5.1
Weighted-average risk-free interest rate	2.6%	2.1%	1.4%
Weighted-average expected dividend yield	2.1%	2.2%	3.0%
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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 5.0% to all unvested stock-based awards as of November 3, 2018. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
Additional paid-in-capital (APIC) Pool
The Company adopted ASU 2016-09 during fiscal 2018. ASU 2016-09 eliminated the APIC pool and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. As a result of this adoption the Company recorded total excess tax benefits of $26.2 million in fiscal 2018 from its share-based payments within income tax expense in its consolidated statements of income.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For fiscal 2017 and fiscal 2016, the APIC pool represented the excess tax benefits related to share-based compensation that were available to absorb future tax deficiencies. If the amount of future tax deficiencies was greater than the available APIC pool, the Company recorded the excess as income tax expense in its consolidated statements of income. For fiscal 2017 and fiscal 2016, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of November 3, 2018 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at October 28, 2017	9,347	$52.27
Options granted	603	$90.98
Options exercised	(2,382)	$41.85
Options forfeited	(264)	$65.20
Options expired	(7)	$30.58
Options outstanding at November 3, 2018	7,297	$58.42	6.0	$212,151
Options exercisable at November 3, 2018	4,089	$48.93	4.8	$156,474
Options vested or expected to vest at November 3, 2018 (1)	7,076	$57.89	6.0	$209,396

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2018, fiscal 2017 and fiscal 2016 was $123.8 million, $144.6 million and $46.6 million, respectively, and the total amount of proceeds received by the Company from exercise of these options during fiscal 2018, fiscal 2017 and fiscal 2016 was $99.0 million, $133.3 million and $61.5 million, respectively.
A summary of the Company’s restricted stock unit award activity as of November 3, 2018 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 28, 2017	5,680	$71.88
Units/Awards granted	1,668	$87.88
Restrictions lapsed	(1,616)	$69.90
Forfeited	(443)	$70.61
Restricted stock units/awards outstanding at November 3, 2018	5,289	$77.54
As of November 3, 2018, there was $350.7 million of total unrecognized compensation cost related to unvested share-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total grant-date fair value of shares that vested during fiscal 2018, fiscal 2017 and fiscal 2016 was approximately $136.1 million, $114.8 million and $62.8 million, respectively.
Common Stock Repurchases
The Company’s share repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $8.2 billion of the Company’s common stock under the program, which includes the $2.0 billion authorization approved by the Board of Directors on August 21, 2018. The Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Acquisition, the Company temporarily suspended the share repurchase program. On August 21, 2018, the Company reinstated the share repurchase program and as of November 3, 2018, the Company had repurchased a total of approximately 148.9 million shares of its common stock for approximately $5.6 billion under this program. An additional $2.6 billion remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock.
The Company also, from time to time, repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. The withholding amount is based on the employee's minimum statutory withholding requirement. Any future common stock repurchases will be dependent upon several factors, including the Company's financial performance, outlook, liquidity and the amount of cash the Company has available in the United States.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2018		2017		2016
	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue	Revenue	% of Total Product Revenue*
Industrial	$3,102,508	50%	$2,342,404	46%	$1,478,452	43%
Automotive	988,741	16%	803,211	16%	558,631	16%
Consumer	856,778	14%	1,044,697	20%	688,176	20%
Communications	1,252,915	20%	917,191	18%	696,150	20%
Total Revenue	$6,200,942	100%	$5,107,503	100%	$3,421,409	100%
* The sum of the individual percentages may not equal the total due to rounding.

Geographic Information
Revenue by geographic region is based upon the primary end customer location for the Company's products. In fiscal 2018, fiscal 2017 and fiscal 2016, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, France and the United Kingdom; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.

	2018	2017	2016
Revenue
United States	$2,105,662	$1,999,041	$1,299,629
Rest of North and South America	103,401	103,077	95,957
Europe	1,471,689	1,211,435	924,849
Japan	716,276	506,114	291,649
China	1,210,042	842,532	575,690
Rest of Asia	593,872	445,304	233,635
Subtotal all foreign countries	4,095,280	3,108,462	2,121,780
Total revenue	$6,200,942	$5,107,503	$3,421,409
Property, plant and equipment
United States	$505,646	$504,968	$236,625
Ireland	202,611	188,728	174,952
Philippines	260,355	228,629	194,587
Singapore	80,383	77,015	—
Malaysia	57,514	71,756	—
All other countries	47,819	36,208	29,952
Subtotal all foreign countries	648,682	602,336	399,491
Total property, plant and equipment	$1,154,328	$1,107,304	$636,116

5.	Special Charges
The Company monitors global macroeconomic conditions on an ongoing basis and continues to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions over the past several years. These actions are described below. The following table displays a roll-forward from October 31, 2015 to November 3, 2018 of the employee separation and exit cost accruals established related to these actions.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Restructuring	Closure of Manufacturing Facilities	Reduction of Operating Costs Action	Early Retirement Action
Balance at October 31, 2015	$—	$5,877	$—
Fiscal 2016 special charges	—	13,684	—
Severance payments	—	(7,184)	—
Effect of foreign currency on accrual	—	(3)	—
Balance at October 29, 2016	$—	$12,374	$—
Fiscal 2017 special charges	—	8,126	41,337
Severance payments	—	(15,764)	(9,126)
Effect of foreign currency on accrual	—	401	—
Balance at October 28, 2017	$—	$5,137	$32,211
Fiscal 2018 special charges	44,452	16,866	—
Severance payments	—	(16,785)	(22,314)
Effect of foreign currency on accrual	(1,478)	37	—
Balance at November 3, 2018	$42,974	$5,255	$9,897
Closure of Manufacturing Facilities
During the first quarter of fiscal 2018, the Company recorded a special charge of $41.2 million as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the Acquisition. Over the next two to four years, the Company plans to close its Hillview wafer fabrication facility located in Milpitas, California and its Singapore test facility. The Company intends to transfer Hillview wafer fabrication production to its other internal facilities and to external foundries. In addition, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, in addition to its outsourced assembly and test partners. The special charge was for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 1,249 manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees.
During the second, third and fourth quarters of fiscal 2018, the Company recorded special charges totaling $3.3 million in the aggregate related to one-time termination benefits for employees included in this action. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits. Employees included in this action must continue to be employed by the Company until their employment is terminated by the Company in order to receive the severance benefits. The accrual related to this action is included in other non-current liabilities in the condensed consolidated balance sheet as of November 3, 2018.
Reduction of Operating Costs Actions

During fiscal 2018, the Company recorded special charges of approximately $16.9 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations for 126 manufacturing, engineering and SMG&A employees.
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
The Company terminated the employment of all employees associated with the reduction of operating cost actions.
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
_______________
(a)The cash consideration was funded utilizing cash on hand, the net proceeds from bridge credit and term loan facilities and the proceeds received from the Company's issuance of the Notes (as defined in Note 14, Debt, of these Notes to Consolidated Financial Statements). This reflects the cash portion of the purchase consideration paid to Linear stockholders of approximately $11.1 billion, as well as $16.3 million for the cash-settled portion of consideration paid to holders of restricted stock and restricted stock awards that automatically vested at the effective time of the Acquisition pursuant to pre-existing change-of-control agreements.
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
During fiscal 2018, the Company completed the acquisition accounting for the Acquisition. The following is a summary of the amounts recognized in accounting for the Acquisition:

(in thousands)
Cash and cash equivalents	$1,466,445
Marketable securities	100,246
Accounts receivable (a)	143,542
Inventories	461,695
Prepaid expenses and other assets	14,782
Property, plant and equipment	462,285
Intangible assets (Note 2f)	5,157,300
Goodwill (Note 2f)	10,533,919
Total assets	18,340,214
Assumed liabilities	190,925
Deferred tax liabilities	2,392,633
Total estimated purchase consideration	$15,756,656

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

____________

(a)	The fair value of accounts receivable was $143.5 million, with the gross contractual amount being $145.2 million, of which the Company estimates that $1.7 million is uncollectible.
The acquired intangible assets consisted of the following, which are being amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use.

	Fair Value (in thousands)	Weighted Average Useful Lives (in Years)
Technology-based	$1,046,100	8
Trade name	72,200	7
Customer relationships	4,039,000	12
Total amortizable intangible assets	$5,157,300	11
The goodwill recognized is attributable to synergies which are expected to enhance and expand the Company’s overall product portfolio and opportunities in new and existing markets, future technologies that have yet to be determined and Linear's assembled workforce. Future technologies did not meet the criteria for recognition separately from goodwill because they are part of future development and growth of the business.
There were no significant contingent obligations assumed as part of the Acquisition.
The Company recognized $47.5 million of transaction-related costs, including legal, accounting and other related fees that were expensed in fiscal 2017. These costs are included in the consolidated statements of income within SMG&A expenses.
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

(thousands, except per share data)	Pro Forma Twelve Months Ended
	October 28, 2017	October 29, 2016
Revenue	$5,702,841	$4,842,658
Net income	$1,061,684	$360,880
Basic net income per common share	$2.88	$0.99
Diluted net income per common share	$2.84	$0.97
Other Acquisitions
The Company has not provided pro forma results of operations for any other acquisitions completed in fiscal 2018, fiscal 2017 or fiscal 2016 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statement of income from the date of each acquisition.

7.	Other Investments
Other investments consist of interests in venture capital funds and other long-term investments. Investments are accounted for using the equity or cost method of accounting, depending on the nature of the investment, as appropriate. Realized gains and losses from equity method investments are reflected in nonoperating (income) expense based upon the

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
There were no material net realized or unrealized gains or losses from other investments during fiscal 2018, fiscal 2017 and fiscal 2016.

8.	Accrued Liabilities
Accrued liabilities at November 3, 2018 and October 28, 2017 consisted of the following:

	2018	2017
Accrued compensation and benefits	$254,932	$271,321
Accrued interest (Note 14)	64,974	59,400
Accrued restructuring (Note 5)	15,153	37,348
Other	162,021	130,757
Total accrued liabilities	$497,080	$498,826

9.	Lease Commitments
The Company leases certain facilities, equipment and software under various operating leases that expire at various dates through 2057. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $84.9 million in fiscal 2018, $58.8 million in fiscal 2017 and $58.5 million in fiscal 2016.
The following is a schedule of future minimum rental payments required under long-term operating leases at November 3, 2018:

Operating
Fiscal Years	Leases
2019	$39,293
2020	49,069
2021	37,135
2022	32,395
2023	30,871
Later Years	201,489
Total	$390,252

10.	Commitments and Contingencies
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

11.	Retirement Plans
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees.
Defined Contribution Plans
The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plans for U.S. employees was $41.4 million in fiscal 2018, $35.8 million in fiscal 2017 and $28.3 million in fiscal 2016.
Non-Qualified Deferred Compensation Plan
The Deferred Compensation Plan (DCP) allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. The DCP was established to provide participants with the opportunity to defer receiving all or a portion of their compensation, which includes salary, bonus, commissions and director fees. Under the DCP, the Company provides all participants (other than non-employee directors) with Company contributions equal to 8% of eligible deferred contributions. The DCP is a non-qualified plan that is maintained in a rabbi trust. The fair value of the investments held in the rabbi trust are presented separately as deferred compensation plan investments, with the current portion of the investment included in prepaid expenses and other current assets in the consolidated balance sheet. See Note 2j., Fair Value, for further information on these investments. The deferred compensation obligation represents DCP participant accumulated deferrals and earnings thereon since the inception of the DCP net of withdrawals. The deferred compensation obligation is presented separately as Deferred compensation plan liability, with the current portion of the obligation in accrued liabilities in the consolidated balance sheet. The Company’s liability under the DCP is an unsecured general obligation of the Company.
Defined Benefit Pension Plans
The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension, contribution and other retirement plans for certain non-U.S. employees was $36.3 million in fiscal 2018, $33.0 million in fiscal 2017 and $26.9 million in fiscal 2016.
The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash.
The Company has elected to measure defined benefit plan assets and obligations as of October 31, which is the month-end that is closest to its fiscal year-ends, which were November 3, 2018 for fiscal 2018 and October 28, 2017 for fiscal 2017.
Components of Net Periodic Benefit Cost
Net annual periodic pension cost of non-U.S. plans for fiscal 2018, fiscal 2017 and fiscal 2016 is presented in the following table:

	2018	2017	2016
Service cost	$6,891	$6,688	$5,520
Interest cost	3,984	3,581	3,675
Expected return on plan assets	(4,559)	(4,086)	(3,764)
Amortization of prior service cost	10	14	—
Amortization of transition obligation	1	(9)	17
Recognized actuarial loss	1,621	1,865	679
Subtotal	$7,948	$8,053	$6,127
Settlement impact	—	—	151
Net periodic pension cost	$7,948	$8,053	$6,278
Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s non-U.S. plans at November 3, 2018 and October 28, 2017 is presented in the following table:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2018	2017
Change in Benefit Obligation
Benefit obligation at beginning of year	$139,516	$129,711
Service cost	6,891	6,688
Interest cost	3,984	3,581
Plan amendments	—	176
Actuarial gain	(20,406)	(2,615)
Benefits paid	(4,301)	(2,663)
Exchange rate adjustment	(2,146)	4,638
Benefit obligation at end of year	$123,538	$139,516
Change in Plan Assets
Fair value of plan assets at beginning of year	$79,616	$69,823
Actual return on plan assets	(2,626)	5,420
Employer contributions	13,793	4,995
Benefits paid	(4,301)	(2,663)
Exchange rate adjustment	(1,827)	2,041
Fair value of plan assets at end of year	$84,655	$79,616
Reconciliation of Funded Status
Funded status	$(38,883)	$(59,900)
Amounts Recognized in the Balance Sheet
Non-current assets	$6,569	$—
Current liabilities	(767)	(733)
Non-current liabilities	(44,685)	(59,167)
Net amount recognized	$(38,883)	$(59,900)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2018	2017
Reconciliation of Amounts Recognized in the Statement of Financial Position
Initial net obligation	$—	$(10)
Prior service credit	(44)	(45)
Net loss	(20,800)	(35,779)
Accumulated other comprehensive loss	(20,844)	(35,834)
Accumulated contributions less than net periodic benefit cost	(18,039)	(24,066)
Net amount recognized	$(38,883)	$(59,900)
Changes Recognized in Other Comprehensive Income
Changes in plan assets and benefit obligations recognized in other comprehensive income
Prior service cost	$—	$176
Net loss arising during the year (includes curtailment gains not recognized as a component of net periodic cost)	$(13,220)	$(3,949)
Effect of exchange rates on amounts included in accumulated other comprehensive income (loss)	(138)	1,952
Amounts recognized as a component of net periodic benefit cost
Amortization, settlement or curtailment recognition of net transition obligation	(10)	(14)
Amortization or curtailment recognition of prior service credit (cost)	(1)	9
Amortization or settlement recognition of net loss	(1,621)	(1,865)
Total recognized in other comprehensive loss	$(14,990)	$(3,691)
Total recognized in net periodic cost and other comprehensive loss	$(7,042)	$4,362
Estimated amounts that will be amortized from accumulated other comprehensive (loss) income over the next fiscal year
Initial net obligation	$—	$(10)
Prior service credit	(2)	(2)
Net loss	(1,015)	(1,582)
Total	$(1,017)	$(1,594)
The accumulated benefit obligation for non-U.S. pension plans was $105.8 million and $116.7 million at November 3, 2018 and October 28, 2017, respectively.
Information relating to the Company’s non-U.S. plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at November 3, 2018 and October 28, 2017 is presented in the following table:

	2018	2017
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$46,626	$139,516
Fair value of plan assets	$1,174	$79,616
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$46,626	$109,261
Accumulated benefit obligation	$41,701	$103,470
Fair value of plan assets	$1,174	$53,747

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
The projected benefit obligation was determined using the following weighted-average assumptions:

	2018	2017
Discount rate	3.53%	3.02%
Rate of increase in compensation levels	3.26%	3.18%
Net annual periodic pension cost was determined using the following weighted average assumptions:

	2018	2017
Discount rate	3.02%	2.92%
Expected long-term return on plan assets	5.54%	5.58%
Rate of increase in compensation levels	3.18%	3.36%
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
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of November 3, 2018 and October 28, 2017 using the same three-level hierarchy described in Note 2j, Fair Value, of these Notes to Consolidated Financial Statements:

	November 3, 2018			October 28, 2017
	Fair Value Measurement at Reporting Date Using:			Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Unit trust funds(1)	$—	$2,549	$2,549	$—	$1,676	$1,676
Equities(1)	3,437	35,221	38,658	4,701	32,589	37,290
Fixed income securities(2)	—	42,312	42,312	—	39,442	39,442
Cash and cash equivalents	1,136	—	1,136	1,208	—	1,208
Total assets measured at fair value	$4,573	$80,082	$84,655	$5,909	$73,707	$79,616
_______________________________________

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Estimated future cash flows
Expected fiscal 2019 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2019	$4,149
Expected Benefit Payments
2020	$2,580
2021	$2,063
2022	$2,212
2023	$2,792
2024	$3,247
2025 through 2028	$21,966

12.	Income Taxes
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense for fiscal 2018, fiscal 2017 and fiscal 2016 is as follows:

	2018	2017	2016
U.S. federal statutory tax rate	23.4%	35.0%	35.0%
Income tax provision reconciliation:
Tax at statutory rate:	$383,413	$289,970	$334,922
Net foreign income subject to lower tax rate	(434,834)	(385,189)	(264,157)
State income taxes, net of federal benefit	4,015	(8,801)	(10,821)
Valuation allowance	2,232	(7,778)	13,658
Federal research and development tax credits	(33,602)	(16,475)	(16,237)
Change in uncertain tax positions	(32,945)	(51,088)	4,797
Amortization of purchased intangibles	213,198	159,466	35,641
Acquisition and integration costs	—	109,040	—
Taxes attributable to the Tax Cuts and Jobs Act of 2017	70,029	—	—
Windfalls (Under ASU 2016-09)	(26,237)	—	—
Other, net	(2,184)	12,081	(2,546)
Total income tax provision	$143,085	$101,226	$95,257
For fiscal 2019, the Company’s U.S. statutory income tax rate will be 21.0%.
Taxes attributable to the Tax Legislation include a tax benefit of $637.0 million for the re-measurement of deferred tax assets and liabilities and a tax expense of $691.0 million for the one-time transition tax as explained further below. For fiscal 2017, acquisition and integration costs includes $98.2 million related to post acquisition integration and $10.8 million related to non-deductible acquisition costs.
As of November 3, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Legislation. However, as described below, the Company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time transition tax in the fiscal 2018.
For financial reporting purposes, income before income taxes for fiscal 2018, fiscal 2017 and fiscal 2016 includes the following components:

	2018	2017	2016
Pretax income:
Domestic	$590,190	$109,565	$2,642
Foreign	1,048,327	718,920	954,279
Income before income taxes	$1,638,517	$828,485	$956,921
The components of the provision for income taxes for fiscal 2018, fiscal 2017 and fiscal 2016 are as follows:

	2018	2017	2016
Current:
Federal tax	$826,294	$857,664	$27,790
State	5,917	7,335	1,409
Foreign	47,633	62,096	57,934
Total current	$879,844	$927,095	$87,133
Deferred:
Federal	$(744,260)	$(795,478)	$325
State	806	(24,285)	2,820
Foreign	6,695	(6,106)	4,979
Total deferred	$(736,759)	$(825,869)	$8,124

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal year 2018, the Company recorded a $637.0 million tax benefit for the re-measurement of deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0%. This provisional benefit is subject to revision based on further analysis and interpretation of the Tax Legislation and to the extent that future results differ from currently available projections.
This provisional benefit is subject to revision based on further analysis and interpretation of the Tax Legislation and to the extent that future results differ from currently available projections.
The Tax Legislation also implemented a territorial tax system. As part of transitioning to the territorial tax system, the Tax Legislation includes a one-time transition tax based on our total post-1986 undistributed foreign earnings and profits (E&P) that were previously deferred from U.S. income tax. In fiscal year 2018, the Company recorded a provisional tax expense amount for the one-time transition tax of $691.0 million, which is comprised of the $755.0 million transition tax liability less a deferred tax liability of $64.0 million that was recorded in prior years on a portion of the Company's E&P in certain foreign subsidiaries. This provisional estimate may be impacted by a number of additional considerations, including the issuance of final tax regulations that may impact the Company's ongoing analysis of the Tax Legislation and refinements to the Company's earnings and profits and foreign tax credit pools subject to the one-time transition taxes as well as the amount of earnings and profits held in cash or other specified assets. The Company intends to elect to pay this transition tax starting in fiscal 2019 over a period of eight years without incurring interest. As a result, $61.6 million of the transition tax is classified as current income taxes payable and $693.4 million is classified as non-current income taxes payable.
Additionally, the Tax Legislation subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for tax years starting on or after January 1, 2018. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy relating to deferred taxes and as such, no deferred tax impacts are included in the Company's financial statements for the fiscal 2018,
Prior to the Tax Legislation, the Company had not provided deferred taxes on certain undistributed earnings and other outside basis differences of its foreign subsidiaries as it was the Company's intention for these basis differences to remain indefinitely reinvested. The Tax Legislation fundamentally changes the U.S. approach to taxation of foreign earnings to a territorial tax system, which generally allows companies to make distributions of non-U.S. earnings to the United States without incurring additional U.S. tax. Additionally, as a result of the transition tax, substantially all of the Company’s undistributed earnings as of December 31, 2017 will not be subject to further U.S. federal income taxation. As a result, as of November 3, 2018, the Company is still in the process of analyzing the impact the Tax Legislation has on its indefinite reinvestment assertion.
The Company carries other outside basis differences in its subsidiaries, primarily arising from purchase accounting adjustments and undistributed earnings that are considered indefinitely reinvested. As of November 3, 2018, the Company has not recognized deferred income tax on $4.3 billion of outside basis differences because it has the intent and ability to indefinitely reinvest these basis differences. These basis differences could be reversed through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events, none of which are considered probable at this time. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.
On December 22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) directing taxpayers to consider the impact of the Tax Legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. Also, in March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to add various SEC paragraphs pursuant to the issuance of SAB 118, to Accounting Standards Codification topic 740, Income Taxes (ASC 740). In accordance with SAB 118, the amount reported for the tax benefit from re-measuring the Company’s net deferred tax liabilities to the lower 21.0% statutory rate and the amount reported for the additional U.S. income tax resulting from the one-time mandatory deemed repatriation including the ongoing evaluation of the impact on the Company’s indefinite reinvestment assertions regarding undistributed earnings and profits represents the Company's best estimate as it continues to accumulate and process data to finalize its underlying calculations and to review further guidance that regulators are expected to issue.   The Company will continue to refine its adjustments through the permissible measurement period, which is not to extend beyond one year after the enactment date.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Many provisions in the Tax Legislation may have U.S. state and local income tax implications. While some states automatically adopt federal tax law changes, others may conform their laws on a specific date or may choose to decouple from the new federal tax law provisions. As such, the amount reported for U.S. state and local income taxes represents the Company’s best estimate as it continues to accumulate and process data to finalize its underlying calculations and to review further guidance. The Company expects to complete its analysis of the effects on state and local income taxes on or before December 22, 2018 as allowed by SAB 118.
During fiscal 2018 the Company also recorded a total of $26.2 million in discrete benefits for excess tax benefits from share-based payments, pursuant to ASU 2016-09, which became effective for fiscal 2018.
The significant components of the Company’s deferred tax assets and liabilities for fiscal 2018 and fiscal 2017 are as follows:

	2018	2017
Deferred tax assets:
Inventory reserves	$22,184	$28,137
Deferred income on shipments to distributors	46,168	62,923
Reserves for compensation and benefits	39,185	84,096
Tax credit carryovers	112,851	68,317
Stock-based compensation	53,105	99,815
Depreciation	1,707	2,659
Net operating losses	5,997	11,158
Acquisition-related costs	—	3,384
Other	34,031	34,737
Total gross deferred tax assets	315,228	395,226
Valuation allowance	(82,280)	(53,787)
Total deferred tax assets	232,948	341,439
Deferred tax liabilities:
Depreciation	(37,023)	(64,868)
Undistributed earnings of foreign subsidiaries	—	(64,067)
Acquisition-related intangibles	(1,099,998)	(1,851,818)
Other	(1,914)	(3,047)
Total gross deferred tax liabilities	(1,138,935)	(1,983,800)
Net deferred tax liabilities	$(905,987)	$(1,642,361)
The valuation allowances of $82.3 million and $53.8 million at November 3, 2018 and October 28, 2017, respectively, are valuation allowances primarily for the Company’s state credit carryforwards. The Company believes that it is more-likely-than-not that these credit carryovers will not be realized and as a result has recorded a partial valuation allowance as of November 3, 2018. The state credit carryover of $112.9 million will begin to expire in 2019.
The net operating losses relate to the U.S and are not subject to a valuation allowance. These losses will begin to expire in fiscal 2030.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of November 3, 2018 and October 28, 2017, the Company had a net liability of $16.8 million and $47.6 million, respectively, for unrealized tax benefits, all of which, if settled in the Company’s favor, would lower the Company’s effective tax rate in the period recorded. As of November 3, 2018 and October 28, 2017, the Company had a liability of approximately $3.5 million and $10.8 million, respectively, for interest and penalties. The Company includes interest and penalties related to unrecognized tax benefits within the provision for taxes in the consolidated statements of income. The total gross liability as of November 3, 2018 and October 28, 2017 of $16.8 million and $49.6 million, respectively, for uncertain tax positions is classified as non-current, and is included in non-current income taxes payable, because the Company believes that the ultimate payment or settlement of these liabilities may not occur within the next twelve months. The consolidated statements of income for fiscal year 2018, fiscal 2017 and fiscal 2016 include $(7.3) million, ($12.3) million and $4.0 million, respectively, of interest and penalties related to these uncertain tax positions. Over the next fiscal year, the Company anticipates the liability may be reduced up to $0.6 million for the possible expiration of an income tax statute of limitations.
The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2016 through fiscal 2018:

Unrealized Tax Benefits
Balance, October 31, 2015	$71,782
Additions for tax positions related to current year	2,539
Reductions for tax positions related to prior years	(4,475)
Reductions due to lapse of applicable statute of limitations	(1,311)
Balance, October 29, 2016	$68,535
Additions for tax positions related to current year	1,742
Additions for tax positions related to acquisition	12,332
Reductions for tax positions related to prior years	(43,186)
Reductions due to lapse of applicable statute of limitations	(1,566)
Balance, October 28, 2017	$37,857
Additions for tax positions related to current year	1,334
Reductions for tax positions related to prior years	(295)
Reductions due to lapse of applicable statute of limitations	(25,640)
Balance, November 3, 2018	$13,256
In fiscal 2017 the Company released a reserve of $50.5 million, which was comprised of the $41.7 million in accrued tax and $8.8 million of accrued net interest due to favorable settlement with the U.S. Tax Court. The settled issued pertained to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act.
In fiscal 2018, the Company released reserves of $18.1 million relating to certain international transfer pricing matters, $4.2 million relating to worthless stock deductions and $3.3 million relating to other releases in fiscal year 2013 due to the lapse of the statute of limitations. With accrued interest of $9.9 million, the released reserves totaled $35.5 million.
The Company has numerous audits ongoing at any time throughout the world, including an Internal Revenue Service income tax audit for Linear’s pre-acquisition fiscal 2015 and fiscal 2016, various U.S. state and local tax audits, and transfer pricing audits in Spain, the Philippines and Ireland.
With the exception of the Linear pre-acquisition audit, the Company’s U.S. federal tax returns prior to fiscal year 2015 are no longer subject to examination.
All of the Company’s Ireland tax returns prior to fiscal year 2013 are no longer subject to examination. During the fourth quarter of fiscal 2018, the Company’s Irish tax resident subsidiary received an assessment for fiscal 2013 of approximately €43.0 million, or $52.0 million (as of November 3, 2018), from the Irish Revenue Commissioners. This assessment excludes any penalties and interest.  The assessment claims that the Company’s Irish entity failed to conform to 2010 OECD Transfer Pricing Guidelines. The Company strongly disagrees with the assessment and maintains that its transfer pricing is appropriate. Therefore, the Company has not recorded any additional tax liability related to the 2013 tax year or any other periods.  The Company intends to vigorously defend its originally filed tax return position and has filed an appeal with the Irish Tax Appeals Commission, which is the normal process for the resolution of differences between Irish Revenue and taxpayers.  If Irish Revenue were ultimately to prevail with respect to its assessment for the tax year 2013, such assessment and any potential

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact related to years subsequent to 2013 could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods.
The tax returns for Linear Technology Pte. Ltd. (Singapore) prior to the fiscal 2018 are no longer subject to examination by the Economic Development Board pursuant to terms of the tax holiday re-negotiation.
The tax returns for Linear Semiconductor Sdn. Bhd. (Malaysia) prior to the fiscal year ended June 2012 are no longer subject to examination.
The Company has a partial tax holiday in Malaysia whereby the local statutory rate is significantly reduced, if certain conditions are met. The tax holiday for Malaysia is effective through July 2025. A partial tax holiday in Singapore had been in place through August 2019, but was terminated early effective September 2018 due to negotiations with the Economic Development Board. This was due to the on-going relocation of our test operations from our Singapore facility to our facilities in Malaysia and Philippines as well as certain OSAT partners. The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $27.7 million in fiscal year 2018 and $27.4 million in fiscal year 2017. The impact of the tax holidays during fiscal 2018 increased the basic and diluted net income per common share by $0.07 each. The impact of the tax holidays during fiscal 2017 increased the basic and diluted net income per common share by $0.08 each.
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

13.	Revolving Credit Facility
The Company has a senior unsecured revolving credit facility with certain institutional lenders that expires on July 10, 2020. The agreement for such revolving credit facility (the Credit Agreement) provides that the Company may borrow up to $1.0 billion. To date, the Company has not borrowed under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Revolving loans under the Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin based on the Company's debt rating or (b) the Base Rate (defined as the highest of (i) the Bank of America prime rate, (ii) the Federal Funds Rate (as defined in the Credit Agreement) plus 0.50% or (iii) one month Eurodollar Rate plus 1%). The Credit Agreement imposes restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) of not greater than 4.5 to 1.0. The debt covenant will be reduced over time to 3.0 to 1.0, which began in May 2018. As of November 3, 2018, the Company was compliant with these covenants.

14.	Debt
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of November 3, 2018, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The net proceeds of the offering were $1.2 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2025 Notes and 2045 Notes. The indenture governing the 2025 Notes and 2045 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of November 3, 2018, the Company was compliant with these covenants. The 2025 Notes and 2045 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
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
On September 23, 2016, the Company entered into a term loan facility consisting of a 3-year unsecured term loan facility in the principal amount of $2.5 billion and a 5-year unsecured term loan facility in the principal amount of $2.5 billion established pursuant to a credit agreement (Term Loan Agreement). The Term Loan Agreement replaced $5.0 billion of the 364-Bridge Commitment. On the Acquisition Date, the Company borrowed under the Term Loan Agreement, consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. The 5-year term loan requires repayment in quarterly installments on the last business day of each March, June, September and December with the first required payment due June 2017. Prepayments of principal on the term loans can be made at any time without penalty. The term loans bear interest at a rate per annum equal to the Eurodollar Rate plus a margin based on the Company’s debt ratings from time to time of between 0.75% and 1.63% in the case of the 3-year term loan, and a margin of between 0.88% and 1.75% in the case of the 5-year term loan. As a result of entering into the Term Loan Agreement and drawing on the available borrowings, the Company incurred fees of approximately $11.5 million. The Company recorded these costs as deferred financing costs and will amortize them on a straight-line basis through interest expense over the expected 3- and 5-year terms of the term loans. In fiscal 2017, the Company repaid $400.0 million of principal on the 5-year term loan, which satisfied the quarterly obligations due through September 2019. In addition, in fiscal 2017, the Company repaid $550.0 million of principal on the 3-year term loan. On November 10, 2017, the Company paid $300.0 million of principal on the 3-year term loan using cash on hand as of October 28, 2017. This amount was not contractually due under the terms of the loan. As such, this amount was classified as current in the condensed consolidated balance sheet as of October 28, 2017. During fiscal 2018, the Company made additional principal payments of $1.2 million on the 3-year term loan and $750.0 million on the 5-year term loan. These amounts were not contractually due under the terms of the loans. As of November 3, 2018, $67.0 million of principal on the 3-year term loan was classified as current debt as the Company intends to utilize cash on hand as of November 3, 2018 to repay this amount of debt within the next twelve months.
On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes, and together with the 2021 Notes, the December 2023 Notes and the 2026 Notes, the Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The net proceeds of the offering were $2.1 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the Notes. The Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of November 3, 2018, the Company was compliant with these covenants. The Notes rank without preference or priority among themselves and equally in right of payment with all other existing and future senior unsecured debt and senior in right of payment to all of the Company's future subordinated debt. The issuance of the Notes replaced the remaining $2.5 billion of the 364-day Bridge Commitment.
On March 12, 2018, in an underwritten public offering, the Company issued $300.0 million aggregate principal amount of 2.850% senior unsecured notes due March 12, 2020 (the 2020 Notes) and $450.0 million aggregate principal amount of 2.950% senior unsecured notes due January 12, 2021 (the January 2021 Notes and, together with the 2020 Notes, the 2018 Note Offerings). Interest on the 2020 Notes is payable on March 12 and September 12 of each year, beginning on September 12,

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2018. Interest on the January 2021 Notes is payable on January 12 and July 12 of each year, beginning on July 12, 2018. The net proceeds of the offering were $743.8 million, after discount and issuance costs, which were used to repay a portion of the Company’s outstanding 5-year term loan. Debt discount and issuance costs will be amortized through interest expense over the term of the 2018 Note Offerings. At any time prior to the applicable maturity date of the 2018 Note Offerings, the Company may, at its option, redeem some or all of the applicable series of the 2018 Note Offerings by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption. The 2018 Note Offerings are unsecured and rank equally in right of payment with all of the Company’s other unsecured senior indebtedness. The 2018 Note Offerings were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of November 3, 2018, the Company was in compliance with these covenants.
The Company’s debt consisted of the following as of November 3, 2018 and October 28, 2017:

	November 3, 2018		October 28, 2017
	Principal	Unamortized discount and debt issuance costs	Principal	Unamortized discount and debt issuance costs
3-Year term loan	$358,000	$318	$1,650,000	$3,270
5-Year term loan	1,350,000	1,503	2,100,000	4,727
2020 Notes, due March 2020	300,000	1,273	—	—
2021 Notes, due January 2021	450,000	3,344	—	—
2021 Notes, due December 2021	400,000	2,830	400,000	3,756
2023 Notes, due June 2023	500,000	2,813	500,000	3,434
2023 Notes, due December 2023	550,000	4,499	550,000	5,392
2025 Notes, due December 2025	850,000	6,262	850,000	7,154
2026 Notes, due December 2026	900,000	10,361	900,000	11,655
2036 Notes, due December 2036	250,000	3,778	250,000	3,983
2045 Notes, due December 2045	400,000	5,345	400,000	5,545
Total Long-Term Debt	$6,308,000	$42,326	$7,600,000	$48,916
3-Year term loan, current	67,000	—	300,000	—
Total Current Debt	$67,000	$—	$300,000	$—
Total Debt	$6,375,000	$42,326	$7,900,000	$48,916

15.	Subsequent Events
On November 19, 2018, the Board of Directors of the Company declared a cash dividend of $0.48 per outstanding share of common stock. The dividend will be paid on December 10, 2018 to all shareholders of record at the close of business on November 29, 2018.

ANALOG DEVICES, INC.
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited) (thousands, except per share amounts and as noted)
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2018 is a 53-week fiscal year. Fiscal 2017 was a 52-week fiscal year. The Company's interim periods operate on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, fiscal 2018 included an additional week of operations as compared to fiscal 2017. The Company's fiscal year quarterly financial information for fiscal 2018 and fiscal 2017 include results of operations of Linear from March 10, 2017:

	4Q18	3Q18	2Q18	1Q18	4Q17	3Q17	2Q17	1Q17
Revenue	1,596,586	1,572,679	1,513,053	1,518,624	1,541,170	1,433,902	1,147,982	984,449
Cost of sales	502,932	502,033	479,241	483,434	535,145	667,278	507,539	335,945
Gross margin	1,093,654	1,070,646	1,033,812	1,035,190	1,006,025	766,624	640,443	648,504
% of Revenue	68.5%	68.1%	68.3%	68.2%	65.3%	53.5%	55.8%	65.9%
Research and development	295,699	291,642	289,472	288,597	273,746	275,670	235,232	183,954
Selling, marketing, general and administrative	175,396	171,487	172,146	176,908	185,721	183,980	190,686	130,659
Special charges (a)	1,842	1,069	1,089	57,318	—	—	—	49,463
Amortization of intangibles	107,345	107,409	107,129	107,019	98,348	112,153	68,690	18,160
Total operating expenses	580,282	571,607	569,836	629,842	557,815	571,803	494,608	382,236
Operating income	513,372	499,039	463,976	405,348	448,210	194,821	145,835	266,268
% of Revenue	32%	32%	31%	27%	29%	14%	13%	27%
Nonoperating (income) expenses:
Interest expense (b)	59,102	61,665	64,792	68,030	63,517	73,073	71,636	42,614
Interest income	(2,791)	(2,588)	(1,912)	(2,092)	(2,388)	(5,524)	(12,421)	(10,000)
Other, net	(461)	(632)	(451)	556	5,417	474	(94)	345
Total nonoperating (income) expense	55,850	58,445	62,429	66,494	66,546	68,023	59,121	32,959
Income before income taxes	457,522	440,594	401,547	338,854	381,664	126,798	86,714	233,309
% of Revenue	29%	28%	27%	22%	25%	9%	8%	24%
Provision (benefit) for income taxes (c)	24,557	26,130	21,716	70,682	34,014	57,882	(6,850)	16,180
Net income	432,965	414,464	379,831	268,172	347,650	68,916	93,564	217,129
% of Revenue	27%	26%	25%	18%	23%	5%	8%	22%
Net income allocable to common shares (d)	431,621	412,938	378,299	266,929	345,876	67,935	93,564	217,129
Basic earnings per common share	1.16	1.11	1.02	0.72	0.94	0.18	0.27	0.70
Diluted earnings per common share	1.15	1.10	1.01	0.71	0.93	0.18	0.27	0.69
Shares used to compute earnings per share (in thousands):
Basic	371,074	371,315	370,384	369,093	368,043	367,315	341,316	308,786
Diluted	375,116	375,815	374,778	374,189	372,053	371,159	345,654	313,076
Dividends declared per share	0.48	0.48	0.48	0.45	0.45	0.45	0.45	0.42

a) Represents charges recorded for various restructuring actions. See Note 5, Special Charges, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
b) Interest expense in fiscal 2017 and 2018 includes interest and fees associated with financing commitments entered into in connection with the Acquisition. See Note 14, Debt, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
c) Provision for income taxes in the first quarter of fiscal 2018 included the impact related to the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017. Provision for income taxes in the fourth quarter of fiscal 2018 included a release of reserves relating to certain international transfer pricing matters. Provision for income taxes in the second quarter of fiscal 2017 included a tax benefit of $15.0 million for the release of a state tax credit valuation allowance as a result of the Acquisition. Provision for income taxes in the third quarter of fiscal 2017 included approximately $98.2 million of tax expense incurred during the quarter as part of the post-Acquisition integration, partially offset by a tax benefit of $50.5 million related to the reduction of reserves and related interest resulting from the U.S. Tax Court’s favorable ruling, as well as lower statutory tax rates applicable to our operations in the foreign jurisdictions in which the Company earns income. See Note 12, Income Taxes, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
d) Under the two-class method, earnings per share is calculated using net earnings allocable to common shares, which is derived by reducing net income by the income allocable to participating securities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of November 3, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 3, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of November 3, 2018. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of November 3, 2018, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting. This report appears below.
(c) Attestation Report of the Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Analog Devices, Inc.’s internal control over financial reporting as of November 3, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Analog Devices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 3, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Analog Devices, Inc. as of November 3, 2018 and October 28, 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended November 3, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated November 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts
November 27, 2018

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended November 3, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item relating to our directors and nominees is contained under the caption “Proposal 1 — Election of Directors” contained in our 2019 proxy statement to be filed with the U.S. Securities and Exchange Commission (the SEC) within 120 days after November 3, 2018 and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 proxy statement to be filed with the SEC within 120 days after November 3, 2018 and is incorporated herein by reference.
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
During fiscal 2018, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2018 proxy statement.
Information required by this item relating to the audit committee of our Board of Directors is contained under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” in our 2019 proxy statement to be filed with the SEC within 120 days after November 3, 2018 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this item is contained under the captions “Corporate Governance — Director Compensation” and “Information About Executive Compensation” in our 2019 proxy statement to be filed with the SEC within 120 days after November 3, 2018 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item relating to security ownership of certain beneficial owners and management is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2019 proxy statement to be filed with the SEC within 120 days after November 3, 2018 and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in our 2019 proxy statement to be filed with the SEC within 120 days after November 3, 2018 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item relating to transactions with related persons is contained under the caption “Corporate Governance — Certain Relationships and Related Transactions” in our 2019 proxy statement to be filed with the SEC within 120 days after November 3, 2018 and is incorporated herein by reference. Information required by this item relating to director independence is contained under the caption “Corporate Governance — Determination of Independence” in our 2019 proxy statement to be filed with the SEC within 120 days after November 3, 2018 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” in our 2019 proxy statement to be filed with the SEC within 120 days after November 3, 2018 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended November 3, 2018, October 28, 2017 and October 29, 2016

—	Consolidated Statements of Comprehensive Income for the years ended November 3, 2018, October 28, 2017 and October 29, 2016

—	Consolidated Balance Sheets as of November 3, 2018 and October 28, 2017

—	Consolidated Statements of Shareholders’ Equity for the years ended November 3, 2018, October 28, 2017 and October 29, 2016

—	Consolidated Statements of Cash Flows for the years ended November 3, 2018, October 28, 2017 and October 29, 2016

2. Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or the Notes thereto.

3.	Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of July 26, 2016, by and among Analog Devices, Inc., Linear Technology Corporation and Tahoe Acquisition Corp., filed as exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 29, 2016 and incorporated herein by reference.

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

4.5
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

*10.11
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2018 (File No. 1-7819) as filed with the Commission on February 28, 2018 and incorporated herein by reference.

*10.12
Form of Non-Qualified Stock Option Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2017 (File No. 1-7819) as filed with the Commission on February 15, 2017 and incorporated herein by reference.

*10.13
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2018 (File No. 1-7819) as filed with the Commission on February 28, 2018 and incorporated herein by reference.

*10.14
Form of Performance Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2018 (File No. 1-7819) as filed with the Commission on February 28, 2018 and incorporated herein by reference.

*10.15
Form of Restricted Stock Unit Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2018 (File No. 1-7819) as filed with the Commission on February 28, 2018 and incorporated herein by reference.

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

*10.18
Executive Performance Incentive Plan for the Third and Fourth Quarters of Fiscal 2018, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2018 (File No. 1-7819) as filed with the Commission on February 28, 2018 and incorporated herein by reference.

†*10.19	2019 Executive Performance Incentive Plan.
*10.20
Analog Devices, Inc. Executive Section 162(m) plan, as amended, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013 (File No. 1-7819) as filed with the Commission on May 21, 2013 and incorporated herein by reference.

*10.21
Form of Employee Retention Agreement, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.22
Change of Control Severance Agreement between Linear Technology Corporation and Steve Pietkiewicz, dated July 25, 2017, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017 (File No. 1-7819) as filed with the Commission on August 30, 2017 and incorporated herein by reference.

*10.23
Employee Retention Agreement between the Company and Steve Pietkiewicz, dated July 25, 2017, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017 (File No. 1-7819) as filed with the Commission on August 30, 2017 and incorporated herein by reference.

*10.24
Award Letter to Steve Pietkiewicz, dated January 15, 2018, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2018 (File No. 1-7819) as filed with the Commission on February 28, 2018 and incorporated herein by reference.

*10.25
Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.26
Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.27
Offer Letter for Prashanth Mahendra-Rajah, dated August 4, 2017, filed as exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2017 (File No. 1-7819) as filed with the Commission on November 22, 2017 and incorporated herein by reference.

*10.28
Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

Exhibit No.	Description
†*10.29	Severance and Release Agreement between Analog Devices, Inc. and Rick D. Hess, dated August 4, 2018.
*10.30
Credit Agreement, dated as of September 23, 2016, among Analog Devices, Inc., as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on September 26, 2016 and incorporated herein by reference.

*10.31
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
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended November 3, 2018, October 28, 2017 and October 29, 2016, (ii) Consolidated Balance Sheets as of November 3, 2018 and October 28, 2017, (iii) Consolidated Statements of Shareholders’ Equity for the years ended November 3, 2018, October 28, 2017 and October 29, 2016, (iv) Consolidated Statements of Comprehensive Income for the years ended November 3, 2018, October 28, 2017 and October 29, 2016, (v) Consolidated Statements of Cash Flows for the years ended November 3, 2018, October 28, 2017 and October 29, 2016, (vi) Notes to Consolidated Financial Statements for the years ended November 3, 2018, October 28, 2017 and October 29, 2016.

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED NOVEMBER 3, 2018
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended November 3, 2018, October 28, 2017 and October 29, 2016

(dollar amounts in thousands)

Description	Balance at Beginning of Period	Additions (Reductions) Charged to Income Statement	Other	Deductions	Balance at End of Period
Accounts Receivable Reserves and Allowances:
Year ended October 29, 2016	$2,081	$3,936	$—	$900	$5,117
Year ended October 28, 2017	$5,117	$12,284	$—	$10,188	$7,213
Year ended November 3, 2018	$7,213	$2,313	$—	$7,242	$2,284
Valuation Reserve for Deferred Tax Asset:
Year ended October 29, 2016	$52,675	$13,658	$761	$—	$67,094
Year ended October 28, 2017	$67,094	$(7,778)	$—	$5,529	$53,787
Year ended November 3, 2018	$53,787	$30,254	$(1,761)	$—	$82,280

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ VINCENT ROCHE
Vincent Roche President and Chief Executive Officer (Principal Executive Officer)
Date: November 27, 2018

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata	Chairman of the Board	November 27, 2018
Ray Stata

/s/ Vincent Roche	President and Chief Executive Officer and Director (Principal Executive Officer)	November 27, 2018
Vincent Roche

/s/ Prashanth Mahendra-Rajah	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 27, 2018
Prashanth Mahendra-Rajah

/s/ Eileen Wynne	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 27, 2018
Eileen Wynne

/s/ James A. Champy	Director	November 27, 2018
James A. Champy

/s/ Bruce R. Evans	Director	November 27, 2018
Bruce R. Evans

/s/ Edward H. Frank	Director	November 27, 2018
Edward H. Frank

/s/ Karen Golz	Director	November 27, 2018
Karen Golz

/s/ Mark M. Little	Director	November 27, 2018
Mark M. Little

/s/ Neil Novich	Director	November 27, 2018
Neil Novich

/s/ Kenton J. Sicchitano	Director	November 27, 2018
Kenton J. Sicchitano

/s/ Lisa T. Su	Director	November 27, 2018
Lisa T. Su