Form 10-Q
period 2019-02-02
ANALOG DEVICES INC
filed 2019-02-20
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 2, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☑    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer		Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of February 2, 2019 there were 368,314,314 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)

	Three Months Ended
	February 2, 2019	February 3, 2018 (2)
Revenue	$1,541,101	$1,566,870
Cost of sales (1)	501,445	495,187
Gross margin	1,039,656	1,071,683
Operating expenses:
Research and development (1)	287,382	288,597
Selling, marketing, general and administrative (1)	167,342	176,908
Amortization of intangibles	107,324	107,019
Special charges	21,782	57,318
	583,830	629,842
Operating income	455,826	441,841
Nonoperating expense (income):
Interest expense	58,728	68,030
Interest income	(2,688)	(2,092)
Other, net	(160)	556
	55,880	66,494
Income before income taxes	399,946	375,347
Provision for income taxes	44,940	82,107
Net income	$355,006	$293,240
Shares used to compute earnings per common share – basic	368,703	369,093
Shares used to compute earnings per common share – diluted	372,506	374,189
Basic earnings per common share	$0.96	$0.79
Diluted earnings per common share	$0.95	$0.78
Dividends declared and paid per share	$0.48	$0.45
(1) Includes stock-based compensation expense as follows:
Cost of sales	$5,084	$4,221
Research and development	$18,925	$19,728
Selling, marketing, general and administrative	$12,384	$13,953
(2) Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (in thousands)

	Three Months Ended
	February 2, 2019	February 3, 2018 (1)
Net income	$355,006	$293,240
Foreign currency translation adjustments	3,315	10,171
Change in fair value of available-for-sale securities	11	(2)
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $6,381 and $2,094, respectively)	(22,938)	8,350
Changes in pension plans including transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $63 and $103, respectively)	31	(1,517)
Other comprehensive (loss) income	(19,581)	17,002
Comprehensive income	$335,425	$310,242
(1) Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands, except share and per share amounts)

	February 2, 2019	November 3, 2018 (1)
ASSETS
Current Assets
Cash and cash equivalents	$605,864	$816,591
Accounts receivable	713,730	639,717
Inventories (2)	593,211	586,760
Prepaid income tax	3,831	3,196
Prepaid expenses and other current assets	68,544	65,862
Total current assets	1,985,180	2,112,126
Property, Plant and Equipment, at Cost
Land and buildings	887,765	873,186
Machinery and equipment	2,530,281	2,478,032
Office equipment	78,048	76,233
Leasehold improvements	117,829	100,374
	3,613,923	3,527,825
Less accumulated depreciation and amortization	2,432,188	2,373,497
Net property, plant and equipment	1,181,735	1,154,328
Other Assets
Deferred compensation plan investments	43,370	39,853
Other investments	34,757	28,730
Goodwill	12,253,891	12,252,604
Intangible assets, net	4,631,697	4,778,192
Deferred tax assets	1,634,719	1,725
Other assets	62,929	62,868
Total other assets	18,661,363	17,163,972
	$21,828,278	$20,430,426
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$222,552	$260,919
Income taxes payable	39,132	93,722
Debt, current	—	67,000
Accrued liabilities	588,271	630,107
Total current liabilities	849,955	1,051,748
Non-current liabilities
Long-term debt	6,234,517	6,265,674
Deferred income taxes	2,288,615	982,469
Deferred compensation plan liability	43,334	39,846
Income taxes payable	706,656	710,179
Other non-current liabilities	119,764	112,337
Total non-current liabilities	9,392,886	8,110,505
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 368,314,314 shares outstanding (370,159,553 on November 3, 2018)	61,387	61,694
Capital in excess of par value	5,111,058	5,282,222
Retained earnings	6,491,013	5,982,697
Accumulated other comprehensive loss	(78,021)	(58,440)
Total shareholders’ equity	11,585,437	11,268,173
	$21,828,278	$20,430,426

(1)
Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.

(2)	Includes $6,694 and $7,128 related to stock-based compensation at February 2, 2019 and November 3, 2018, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	For the Three Months Ended February 2, 2019
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, NOVEMBER 3, 2018 (1)	370,160	$61,694	$5,282,222	$5,982,697	$(58,440)
Activity in Three-Month Period
Effect of Accounting Standards Update 2016-16 (see Note 1)				331,026
Net Income — 2019				355,006
Dividends declared and paid				(177,716)
Issuance of stock under stock plans and other	771	129	19,100
Stock-based compensation expense			36,393
Other comprehensive income					(19,581)
Common stock repurchased	(2,617)	(436)	(226,657)
BALANCE, FEBRUARY 2, 2019	368,314	$61,387	$5,111,058	$6,491,013	$(78,021)

	For the Three Months Ended February 3, 2018
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, OCTOBER 28, 2017 (1)	368,636	$61,441	$5,250,519	$5,179,024	$(61,359)
Activity in Three-Month Period
Net Income — 2018				293,240
Dividends declared and paid				(166,719)
Issuance of stock under stock plans and other	1,251	$208	37,604
Stock-based compensation expense			37,902
Other comprehensive income					17,002
Common stock repurchased	(83)	(14)	(7,916)
BALANCE, FEBRUARY 3, 2018	369,804	$61,635	$5,318,109	$5,305,545	$(44,357)

(1)
Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	February 2, 2019	February 3, 2018 (1)
Cash flows from operating activities:
Net income	$355,006	$293,240
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	58,293	56,415
Amortization of intangibles	142,292	142,050
Stock-based compensation expense	36,393	37,902
Non-cash portion of special charge	4,367	—
Deferred income taxes	15,652	(677,603)
Other non-cash activity	6,693	6,762
Changes in operating assets and liabilities	(246,929)	529,922
Total adjustments	16,761	95,448
Net cash provided by operating activities	371,767	388,688
Cash flows from investing activities:
Additions to property, plant and equipment	(90,993)	(63,222)
Changes in other assets	(5,222)	(1,278)
Net cash used for investing activities	(96,215)	(64,500)
Cash flows from financing activities:
Proceeds from revolver	75,000	—
Payments on revolver	(75,000)	—
Debt repayments	(100,000)	(420,000)
Dividend payments to shareholders	(177,716)	(166,719)
Repurchase of common stock	(227,093)	(7,930)
Proceeds from employee stock plans	19,229	37,812
Changes in other financing activities	(569)	8,811
Net cash used for financing activities	(486,149)	(548,026)
Effect of exchange rate changes on cash	(130)	3,550
Net decrease in cash and cash equivalents	(210,727)	(220,288)
Cash and cash equivalents at beginning of period	816,591	1,047,838
Cash and cash equivalents at end of period	$605,864	$827,550
(1) Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 2, 2019
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended November 3, 2018 (fiscal 2018) and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2019 (fiscal 2019) or any future period.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2019 is a 52-week fiscal year and fiscal 2018 was a 53-week fiscal year. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, the first three months of fiscal 2019 included one less week of operations as compared to the first three months of fiscal 2018. Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2019 presentation.
As further discussed in Note 2, Revenue Recognition and Note 13, New Accounting Pronouncements, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), in the first quarter of fiscal 2019. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period showing, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized as of the date of initial application. The Company adopted ASU 2014-09 using the full retrospective method and applied the practical expedient, in which the Company is not required to disclose the amount of consideration allocated to any remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application.
As a result of the adoption of ASU 2014-09, the Company changed its accounting policy for revenue recognition and recognizes revenue from product sales to its customers and distributors when title passes, which is generally upon shipment. Prior to the adoption of ASU 2014-09, revenue and the related cost of sales on shipments to certain distributors were deferred until the distributor resold the products to their end customers. See Note 2, Revenue Recognition, in these Notes to Condensed Consolidated Financial Statements for the details of the Company’s revenue recognition policies. The adoption of ASU 2014-09 impacted the Company’s condensed consolidated statements of income and balance sheets but did not impact its condensed consolidated statements of cash flows, with the exceptions of net income and reclassifications within adjustments to reconcile net income to cash provided by operations and did not impact the condensed consolidated statement of shareholders' equity, with the exceptions of retained earnings and net income. As shown in the tables below, pursuant to the guidance in ASU 2014-09, the Company restated its historical financial results to be consistent with the standard. Accordingly, the amounts for all periods presented in this Form 10-Q reflect the impact of ASU 2014-09.

Condensed Consolidated Statement of Income	Three Months Ended February 3, 2018
(thousands, except per share amounts)	As Reported	Impact of Adoption	As Adjusted
Revenue	$1,518,624	$48,246	$1,566,870
Cost of sales	483,434	11,753	495,187
Gross margin	1,035,190	36,493	1,071,683
Operating expenses:
Research and development	288,597	—	288,597
Selling, marketing, general and administrative	176,908	—	176,908
Amortization of intangibles	107,019	—	107,019
Special charges	57,318	—	57,318
	629,842	—	629,842
Operating income	405,348	36,493	441,841
Nonoperating expense (income):
Interest expense	68,030	—	68,030
Interest income	(2,092)	—	(2,092)
Other, net	556	—	556
	66,494	—	66,494
Income before income taxes	338,854	36,493	375,347
Provision for income taxes	70,682	11,425	82,107
Net income	$268,172	$25,068	$293,240
Shares used to compute earnings per common share – basic	369,093	—	369,093
Shares used to compute earnings per common share – diluted	374,189	—	374,189
Basic earnings per common share	$0.72	$0.07	$0.79
Diluted earnings per common share	$0.71	$0.07	$0.78
The impact on the Company's previously reported condensed consolidated balance sheet line items is as follows:

	November 3, 2018
(thousands)	As Reported	Impact of Adoption	As Adjusted
Deferred tax assets	$21,078	$(19,353)	$1,725
Deferred income on shipments to distributors, net	$487,417	$(487,417)	$—
Accrued liabilities	$497,080	$133,027	$630,107
Deferred income taxes	$927,065	$55,404	$982,469
Retained earnings	$5,703,064	$279,633	$5,982,697
In addition, in the first quarter of fiscal 2019, the Company adopted ASU 2016-16, Income Taxes (Topic 740) (ASU 2016-16) using the modified retrospective method with a cumulative-effect adjustment directly to retained earnings. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The adoption of ASU 2016-16 resulted in the following cumulative-effect increase in the Company's deferred tax assets, deferred tax liabilities and retained earnings as follows:

	November 4, 2018
(thousands)	Beginning Balance November 3, 2018 as Adjusted	Impact of Adoption of ASU 2016-16	Balance November 4, 2018
Deferred tax assets	$1,725	$1,655,129	$1,656,854
Deferred income taxes	$982,469	$1,324,103	$2,306,572
Retained earnings	$5,982,697	$331,026	$6,313,723
See Note 13, New Accounting Pronouncements, and Note 12, Income Taxes, in these Notes to Condensed Consolidated Financial Statements for more information on the adoption of ASU 2016-16.

Note 2 – Revenue Recognition
Revenue Recognition Policy: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to achieve a consistent application of revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. As a result of the adoption of ASU 2014-09, at the beginning of the first quarter of fiscal year 2019, the Company revised its revenue recognition policy. The Company now recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Under ASU 2014-09, the Company recognizes revenue when all of the following criteria are met: (1) the Company has entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of the Company's shipping terms permit the Company to recognize revenue at point of shipment or delivery. Certain shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, the Company defers the revenue recognized until title has passed. Shipping costs are charged to cost of sales as incurred. Sales taxes are excluded from revenue.
Revenue from contracts with the United States government, government prime contractors and certain commercial customers is recorded over time using either units delivered or costs incurred as the measurement basis for progress toward completion. These measures are used to measure results directly and is generally the best measure of progress toward completion in circumstances in which a reliable measure of output can be established. Estimated revenue in excess of amounts billed is reported as unbilled receivables. Contract accounting requires judgment in estimating costs and assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The estimation of costs at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Changes in contract performance, estimated gross margin, including the impact of final contract settlements, and estimated losses are recognized in the period in which the changes or losses are determined.
Performance Obligations: Substantially all of the Company’s contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit (IC) products. Such sales represent a single performance obligation because the sale is one type of good or includes multiple goods that are neither capable of being distinct nor separable from the other promises in the contract. This performance obligation is satisfied when control of the product is transferred to the customer, which occurs upon shipment or delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. As allowed under ASU 2014-09, the Company has opted to not disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year. The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues.
Transaction Price: The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to distributors under agreements that allow certain rights of return, referred to as stock rotation, and credits issued to the distributor due to price protection. Stock rotation allows distributors limited levels of returns in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Price protection represents price discounts granted to certain distributors to allow the distributor to earn an appropriate margin on sales negotiated with certain customers and in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. A refund liability for distributor credits covering variable consideration are made based on the Company's estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates.
Contract Balances: Accounts receivable represents the Company’s unconditional right to receive consideration from its customers. Payments are typically due within 30 to 45 days of invoicing and do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the condensed consolidated balance sheet in any of the periods presented.

Note 3 – Stock-Based Compensation and Shareholders' Equity
A summary of the Company’s stock option activity as of February 2, 2019 and changes during the three-month period then ended is presented below:

Activity during the Three Months Ended February 2, 2019	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at November 3, 2018	7,297	$58.42
Options granted	26	$91.44
Options exercised	(511)	$37.93
Options forfeited	(65)	$70.07
Options expired	(6)	$21.97
Options outstanding at February 2, 2019	6,741	$60.03	6.0	$273,128
Options exercisable at February 2, 2019	3,582	$50.62	4.8	$178,817
Options vested or expected to vest at February 2, 2019 (1)	6,562	$59.56	6.0	$268,918

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three-month period ended February 2, 2019, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $27.1 million, and the total amount of proceeds received by the Company from the exercise of these options was $19.2 million.
During the three-month period ended February 3, 2018, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $53.9 million, and the total amount of proceeds received by the Company from the exercise of these options was $37.8 million.
A summary of the Company’s restricted stock unit/award activity as of February 2, 2019 and changes during the three-month period then ended is presented below:

Activity during the Three Months Ended February 2, 2019	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at November 3, 2018	5,289	$77.54
Units/Awards granted	56	$80.94
Restrictions lapsed	(257)	$73.62
Forfeited	(103)	$78.41
Restricted stock units/awards outstanding at February 2, 2019	4,985	$77.76
As of February 2, 2019, there was $312.9 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units/awards. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair value of shares that vested during the three-month period ended February 2, 2019 was approximately $19.6 million. The total grant-date fair value of shares that vested during the three-month period ended February 3, 2018 was approximately $20.4 million.
Common Stock Repurchases
As of February 2, 2019, the Company had repurchased a total of approximately 151.5 million shares of its common stock for approximately $5.8 billion under the Company's share repurchase program. As of February 2, 2019, an additional $2.4 billion remains available for repurchase of shares under the current authorized program.

Note 4 – Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first three months of fiscal 2019.

	Foreign currency translation adjustment	Unrealized holding gains on available for sale securities	Unrealized holding (losses) on available for sale securities	Unrealized holding gains (losses) on derivatives	Pension plans	Total
November 3, 2018	$(28,711)	$(1)	$(9)	$(14,355)	$(15,364)	$(58,440)
Other comprehensive income (loss) before reclassifications	3,315	4	7	(31,847)	(163)	(28,684)
Amounts reclassified out of other comprehensive income (loss)	—	—	—	2,528	257	2,785
Tax effects	—	—	—	6,381	(63)	6,318
Other comprehensive income (loss)	3,315	4	7	(22,938)	31	(19,581)
February 2, 2019	$(25,396)	$3	$(2)	$(37,293)	$(15,333)	$(78,021)
The amounts reclassified out of accumulated OCI into the Condensed Consolidated Statement of Income with presentation location during each period were as follows:

	Three Months Ended
Comprehensive Income Component	February 2, 2019	February 3, 2018	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$719	$(1,275)	Cost of sales
	848	(1,069)	Research and development
	915	(969)	Selling, marketing, general and administrative
Interest rate derivatives	46	630	Interest expense
	2,528	(2,683)	Total before tax
	(508)	344	Tax
	$2,020	$(2,339)	Net of tax

Amortization of pension components
Transition obligation	$—	$2	(a)
Actuarial losses	257	425	(a)
	257	427	Total before tax
	(63)	(103)	Tax
	$194	$324	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$2,214	$(2,015)
______________
(a) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 11, Retirement Plans, in the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the fiscal year ended November 3, 2018.
The Company estimates $0.8 million, net of tax, of losses of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months. There was no material ineffectiveness recorded within OCI related to designated forward foreign currency derivative instruments in the three-month periods ended February 2, 2019 and February 3, 2018.

As of February 2, 2019, the Company held 10 investment securities, 4 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $74.9 million. As of November 3, 2018, the Company held 15 investment securities, 15 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $205.0 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at February 2, 2019 and November 3, 2018.
Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating expense (income). There were no material net realized gains or losses from the sales of available-for-sale investments during any of the fiscal periods presented.

Note 5 – Earnings Per Share
Unvested restricted stock awards that entitle recipients to voting and nonforfeitable dividend rights from the date of grant are considered participating securities and the two-class method is used for purposes of calculating earnings per share. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of earnings per share allocated to common stock, as shown in the table below. The difference between the income allocated to participating securities under the basic and diluted two-class methods is not material.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	February 2, 2019	February 3, 2018 (1)
Net Income	$355,006	$293,240
Less: income allocated to participating securities	1,037	1,243
Net income allocated to common stockholders	$353,969	$291,997

Basic shares:
Weighted-average shares outstanding	368,703	369,093
Earnings per common share basic:	$0.96	$0.79
Diluted shares:
Weighted-average shares outstanding	368,703	369,093
Assumed exercise of common stock equivalents	3,803	5,096
Weighted-average common and common equivalent shares	372,506	374,189
Earnings per common share diluted:	$0.95	$0.78
Anti-dilutive shares related to:
Outstanding share-based awards	2,011	1,472
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in these Notes to Condensed Consolidated Financial Statements.

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
The following table is a roll-forward from November 3, 2018 to February 2, 2019 of the employee separation and exit cost accruals established related to these actions.

Accrued Restructuring	Closure of Manufacturing Facilities	Reduction of Operating Costs Action	Early Retirement Action	Reposition Action
Balance at November 3, 2018	$42,974	$5,255	$9,897	$—
Fiscal 2019 special charges	1,127	—	—	20,655
Severance and other payments	—	(2,489)	(2,766)	(1,051)
Non-cash impairment charge	—	—	—	(4,367)
Effect of foreign currency on accrual	(14)	4	—	(2)
Balance at February 2, 2019	$44,087	$2,770	$7,131	$15,235
Current - accrued liabilities	$—	$2,770	$7,131	$15,235
Other non-current liabilities	$44,087	$—	$—	$—

Repositioning Action
During the first quarter of fiscal 2019, the Company recorded a special charge of $20.7 million as a result of organizational initiatives to reposition the Company's global workforce skill set to align with the Company's long-term strategic plan. Approximately $16.3 million of the charge was for severance and fringe benefit costs in accordance with either the Company's ongoing benefit plan or statutory requirements for 114 engineering and selling, marketing, general and administrative (SMG&A) employees. As of February 2, 2019, the Company still employed 100 of the 114 employees included in this action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefits. The remaining $4.4 million of the charge related to the write off of acquired intellectual property due to the Company's decision to discontinue certain product development strategies.

Closure of Manufacturing Facilities
The Company recorded special charges of $44.1 million on a cumulative basis through February 2, 2019 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear). Over the next two to four years, the Company plans to close its Hillview wafer fabrication facility located in Milpitas, California and its Singapore test facility. The Company intends to transfer Hillview wafer fabrication production to its other internal facilities and to external foundries. In addition, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, in addition to its outsourced assembly and test partners. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations, and one-time termination benefits for 1,249 manufacturing, engineering and SMG&A employees.
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
Revenue Trends by End Market
The following table summarizes revenue by end market for the three-month periods ended February 2, 2019 and February 3, 2018. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	February 2, 2019			February 3, 2018
	Revenue	% of Revenue	Y/Y%	Revenue (1)	% of Revenue
Industrial	$728,122	47%	(7)%	$781,317	50%
Automotive	259,484	17%	(2)%	263,575	17%
Consumer	208,334	14%	(21)%	264,510	17%
Communications	345,161	22%	34%	257,468	16%
Total revenue	$1,541,101	100%	(2)%	$1,566,870	100%
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in these Notes to Condensed Consolidated Financial Statements.
Revenue by Sales Channel
The Company sells its products globally through a direct sales force, third party distributors, independent sales representatives and via its website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and some commercial customers. The following table summarizes revenue by channel, for the three-month periods ended February 2, 2019 and February 3, 2018:

	Three Months Ended
	February 2, 2019		February 3, 2018
	Revenue	% of Revenue	Revenue (1)	% of Revenue
Channel
Distributors	$829,243	54%	$865,012	55%
Direct Customers	695,489	45%	673,403	43%
Other	16,369	1%	28,455	2%
Total Revenue	$1,541,101	100%	$1,566,870	100%
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in these Notes to Condensed Consolidated Financial Statements.

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of February 2, 2019 and November 3, 2018. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of February 2, 2019 and November 3, 2018, the Company held $242.9 million and $217.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	February 2, 2019
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$258,105	$—	$258,105
Corporate obligations (1)	—	104,816	104,816
Other assets:
Deferred compensation investments	44,527	—	44,527
Total assets measured at fair value	$302,632	$104,816	$407,448
Liabilities
Forward foreign currency exchange contracts (2)	—	1,457	1,457
Interest rate derivatives	—	34,162	34,162
Total liabilities measured at fair value	$—	$35,619	$35,619

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of February 2, 2019 was $104.9 million.

(2)
The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.

	November 3, 2018
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$394,076	$—	$394,076
Corporate obligations (1)	—	204,886	204,886
Other assets:
Deferred compensation investments	41,001	—	41,001
Interest rate derivatives	—	1,436	1,436
Total assets measured at fair value	$435,077	$206,322	$641,399
Liabilities
Forward foreign currency exchange contracts (2)	—	7,150	7,150
Total liabilities measured at fair value	$—	$7,150	$7,150

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of November 3, 2018 was $205.0 million.

(2)
The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The carrying amounts of the term loans approximate fair value. The term loans are classified as Level 2 measurements according to the fair value hierarchy. The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy. See Note 10, Debt, in these Notes to Condensed Consolidated Financial Statements for further discussion related to outstanding debt.

	February 2, 2019		November 3, 2018
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan	$325,000	325,000	425,000	425,000
5-Year term loan	1,350,000	1,350,000	1,350,000	1,350,000
2020 Notes, due March 2020	300,000	299,303	300,000	298,147
2021 Notes, due January 2021	450,000	447,199	450,000	444,568
2021 Notes, due December 2021	400,000	390,394	400,000	386,375
2023 Notes, due June 2023	500,000	485,170	500,000	479,189
2023 Notes, due December 2023	550,000	535,598	550,000	529,120
2025 Notes, due December 2025	850,000	838,224	850,000	829,611
2026 Notes, due December 2026	900,000	866,748	900,000	848,027
2036 Notes, due December 2036	250,000	236,160	250,000	232,627
2045 Notes, due December 2045	400,000	425,539	400,000	407,984
Total Debt	$6,275,000	$6,199,335	$6,375,000	$6,230,648

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of February 2, 2019 and November 3, 2018 was $197.4 million and $194.4 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of February 2, 2019 and November 3, 2018 was as follows:

		Fair Value At
	Balance Sheet Location	February 2, 2019	November 3, 2018
Forward foreign currency exchange contracts	Accrued liabilities	$1,553	$6,934
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of February 2, 2019 and November 3, 2018, the total notional amount of these undesignated hedges was $59.1 million and $40.6 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets was immaterial as of February 2, 2019 and November 3, 2018.
All the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis. As of February 2, 2019 and November 3, 2018, none of the netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's condensed consolidated balance sheet:

	February 2, 2019	November 3, 2018
Gross amount of recognized liabilities	$(3,563)	$(8,054)
Gross amounts of recognized assets offset in the condensed consolidated balance sheet	2,106	904
Net liabilities presented in the condensed consolidated balance sheet	$(1,457)	$(7,150)
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes. In the first quarter of fiscal 2019, the Company entered into an interest rate swap agreement which locked in the interest rate for up to $1.0 billion in future debt issuances. The interest rate swap agreement was designated and qualified as a cash flow hedge. The fair value of this hedge was $34.2 million as of February 2, 2019 and is included within accrued liabilities in the Company's condensed consolidated balance sheets.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of February 2, 2019 and November 3, 2018, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
The Company records the fair value of its derivative financial instruments in its condensed consolidated financial statements in other current assets, other assets, accrued liabilities and other non-current liabilities, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of OCI. Changes in the fair value of cash flow hedges are recorded in OCI and reclassified into earnings in the same line item on the condensed consolidated statement of income as the impact of the hedged transaction when the underlying contract matures and, for interest rate exposure derivatives, over the term of the corresponding debt instrument. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of accumulated other comprehensive income into the condensed consolidated statement of income related to forward foreign currency exchange contracts, see Note 4, Accumulated Other Comprehensive Income (Loss), in these Notes to Condensed Consolidated Financial Statements for further information.

Note 10 – Debt
The Company has a senior unsecured revolving credit facility with certain institutional lenders that expires on July 10, 2020. The agreement for such revolving credit facility (the Credit Agreement) provides that the Company may borrow up to $1.0 billion. In December 2018, the Company borrowed $75.0 million under this revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. The Company repaid the $75 million plus interest of $0.2 million in January 2019. The Company may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
During the three-month period ended February 2, 2019, the Company made an additional principal payment of $100.0 million on its 3-year unsecured term loan. These amounts were not contractually due under the terms of the loan.

Note 11 – Inventories
Inventories at February 2, 2019 and November 3, 2018 were as follows:

	February 2, 2019	November 3, 2018
Raw materials	$35,667	$30,511
Work in process	384,273	375,908
Finished goods	173,271	180,341
Total inventories	$593,211	$586,760

Note 12 – Income Taxes
The Tax Cuts and Jobs Act of 2017 (Tax Legislation), enacted in December 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries.
The Tax Legislation reduced the U.S. statutory tax rate from 35.0% to 21.0%, effective January 1, 2018, which resulted in a blended statutory income tax rate for the Company of 23.4% for fiscal 2018. For fiscal 2019, the Company’s U.S. statutory income tax rate was reduced to the statutory income tax rate of 21.0%.
In fiscal 2018, the Company recorded a provisional tax benefit of $637.0 million for the re-measurement of deferred tax assets and liabilities based on the rates to which they are expected to reverse in the future, which is generally 21.0%.
The Tax Legislation also implemented a territorial tax system. As part of transitioning to the territorial tax system, the Tax Legislation included a one-time transition tax based on the Company's total post-1986 undistributed foreign earnings and profits that were previously deferred from U.S. income tax. In fiscal year 2018, the Company recorded a provisional tax expense amount for the one-time transition tax of $691.0 million, which is comprised of the $755.0 million transition tax liability less a deferred tax liability of $64.0 million that was recorded in prior years. In the first quarter of fiscal 2019, the Company adjusted its provisional net charge by recording an additional tax benefit of $7.5 million for a change to its estimate for the transition tax due to the finalization of the aggregate foreign cash positions.
The Tax Legislation subjects U.S. corporations to tax on its global intangible low-taxed income (GILTI). Under U.S. GAAP, an accounting policy election can be made to either treat taxes due on the GILTI inclusion as a current period expense or to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years. The Company elected the deferral method and recorded the corresponding GILTI deferred tax assets and liabilities on our consolidated balance sheet.
The Company completed its accounting for the income tax effects of the Tax Legislation during the first quarter of 2019, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. As of February 2, 2019, the U.S. Treasury Department and the Internal Revenue Service (IRS) are still in the process of issuing various regulations relating to the Tax Legislation. Furthermore, there is a possibility that Congress could enact technical corrections to the Tax Legislation in the future. Accordingly, future adjustments to the financial statements may be necessary as the regulations are issued and when the Company files its fiscal year 2018 tax returns with the IRS and foreign tax authorities.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (ASU 2016-16). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-16 in the first quarter of fiscal 2019 using the modified retrospective method with a cumulative-effect adjustment directly to retained earnings. The Company adopted the guidance as effective November 4, 2018. The adoption of ASU 2016-16 resulted in a net cumulative-effect adjustment that resulted in an increase in retained earnings of $331.0 million, by recording new deferred tax assets from intra-entity transfers involving assets other than inventory, partially offset by a U.S. deferred tax liability related to GILTI. Adoption of the standard resulted in an increase in long-term deferred tax assets of $1.7 billion and an increase in long-term deferred tax liabilities of $1.3 billion.

The Company has numerous income tax audits ongoing at any time throughout the world, including an Internal Revenue Service audit for Linear’s pre-acquisition fiscal years 2015, 2016 and 2017, various U.S. state and local tax audits, and international audits including the transfer pricing audit in Ireland discussed below.
Except for the Linear pre-acquisition audit, the Company’s U.S. federal tax returns prior to fiscal year 2015 are no longer subject to examination.
All of the Company’s Ireland tax returns prior to fiscal year 2013 are no longer subject to examination. During the fourth quarter of fiscal 2018, the Company’s Irish tax resident subsidiary received an assessment for fiscal 2013 of approximately €43.0 million, or $49.0 million (as of February 2, 2019), from the Irish Revenue Commissioners. This assessment excludes any penalties and interest.  The assessment claims that the Company’s Irish entity failed to conform to 2010 OECD Transfer Pricing Guidelines. The Company strongly disagrees with the assessment and maintains that its transfer pricing is appropriate. Therefore, the Company has not recorded any additional tax liability related to the 2013 tax year or any other periods.  The Company intends to vigorously defend its originally filed tax return position and has filed an appeal with the Irish Tax Appeals Commission, which is the normal process for the resolution of differences between Irish Revenue and taxpayers.  If Irish Revenue were ultimately to prevail with respect to its assessment for the tax year 2013, such assessment and any potential impact related to years subsequent to 2013 could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods. On February 19, 2019, Irish Revenue notified the Company that it is initiating a transfer pricing audit of fiscal years 2014 through 2017.
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

Note 13 – New Accounting Pronouncements
Standards Implemented
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  The Company adopted ASU 2014-09 in the first quarter of fiscal 2019 using the full retrospective method and restated prior periods. As a result of the adoption of ASU 2014-09 the Company changed its accounting policy for revenue recognition. See Note 1, Basis of Presentation, and Note 2, Revenue Recognition, in these Notes to Condensed Consolidated Financial Statements for details of the impact of ASU 2014-09 on the Company's financial statements.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (ASU 2016-16). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-16 in the first quarter of fiscal 2019 using the modified retrospective method with a cumulative-effect adjustment directly to retained earnings. The adoption of ASU 2016-16 resulted in a net cumulative-effect adjustment that resulted in an increase in retained earnings of $331.0 million, by recording new deferred tax assets from intra-entity transfers involving assets other than inventory, partially offset by a U.S. deferred tax liability related to GILTI. Adoption of the standard resulted in an increase in long-term deferred tax assets of $1.7 billion million and an increase in long-term deferred tax liabilities of $1.3 billion.
Other
The following standards were adopted during the first quarter of fiscal 2019 and did not have a material impact on the Company's financial position and results of operations:

•	ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business.

•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

•	ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

•	ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.

•	ASU 2017-07, Improving the Presentation of Net Period Pension Cost and Net Period Postretirement Benefit Cost.
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
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. ASU 2016-13 is effective for the Company in the first quarter of fiscal 2021. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.

Note 14 – Subsequent Events
On February 19, 2019, the Board of Directors of the Company declared a cash dividend of $0.54 per outstanding share of common stock. The dividend will be paid on March 12, 2019 to all shareholders of record at the close of business on March 1, 2019.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 3, 2018 (fiscal 2018).
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future liquidity, capital needs and capital expenditures; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of changes in or the application of new or revised tax laws; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies, including the integration of the acquired business, operations and employees of Linear Technology Corporation (Linear); and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are inherently subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	February 2, 2019	February 3, 2018 (1)	$ Change	% Change
Revenue	$1,541,101	$1,566,870	$(25,769)	(2)%
Gross margin %	67.5%	68.4%
Net income	$355,006	$293,240	$61,766	21%
Net income as a % of revenue	23.0%	18.7%
Diluted EPS	$0.95	$0.78	$0.17	22%
(1) Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The fiscal year ending November 2, 2019 (fiscal 2019) is a 52-week year and the fiscal year ended November 3, 2018 (fiscal 2018) was a 53-week year. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, the first three months of fiscal 2019 included one less week of operations as compared to the first three months of fiscal 2018.
Revenue Trends by End Market
The following tables summarize revenue by end market for the three-month periods ended February 2, 2019 and February 3, 2018. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	February 2, 2019			February 3, 2018
	Revenue	% of Revenue	Y/Y%	Revenue (1)	% of Revenue
Industrial	$728,122	47%	(7)%	$781,317	50%
Automotive	259,484	17%	(2)%	263,575	17%
Consumer	208,334	14%	(21)%	264,510	17%
Communications	345,161	22%	34%	257,468	16%
Total revenue	$1,541,101	100%	(2)%	$1,566,870	100%
(1) Balances have been restated to reflect the full retrospective adoption ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Industrial, Automotive and Consumer end market revenues decreased in the three-month period ended February 2, 2019, as compared to the same period of the prior fiscal year, primarily as a result of one less week of operations in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018. In addition, Consumer end market revenues decreased in the three-month period ended February 2, 2019, as compared to the same period of the prior fiscal year as a result of decreased demand for products used in portable consumer applications. Communications end market revenue increased in the three-month period ended February 2, 2019, as compared to the same period of the prior fiscal year, as a result of a broad-based increase in demand for our products sold into this end market, partially offset by one less week of operations in the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018.
Revenue by Sales Channel
We sell our products globally through a direct sales force, third party distributors, independent sales representatives and via our website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and some commercial customers. The following table summarizes revenue by channel for the three-month periods ended February 2, 2019 and February 3, 2018:

	Three Months Ended
	February 2, 2019		February 3, 2018
	Revenue	% of Revenue	Revenue (1)	% of Revenue
Channel
Distributors	829,243	54%	865,012	55%
Direct Customers	695,489	45%	673,403	43%
Other	16,369	1%	28,455	2%
Total Revenue	1,541,101	100%	1,566,870	100%
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gross Margin

	Three Months Ended
	February 2, 2019	February 3, 2018 (1)	$ Change	% Change
Gross margin	$1,039,656	$1,071,683	$(32,027)	(3)%
Gross margin %	67.5%	68.4%
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gross margin percentage decreased by 90 basis points in the three-month period ended February 2, 2019, as compared to the same period of the prior fiscal year, primarily as a result of a higher concentration of our revenue from lower margin products.

Research and Development (R&D)

	Three Months Ended
	February 2, 2019	February 3, 2018	$ Change	% Change
R&D expenses	$287,382	$288,597	$(1,215)	—%
R&D expenses as a % of revenue	18.6%	18.4%
R&D expenses remained flat in the three-month period ended February 2, 2019, as compared to the same period of the prior fiscal year as increases in operational spending and R&D employee and related benefit expenses were offset by a decrease in variable compensation expense and one less week of operations.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	February 2, 2019	February 3, 2018	$ Change	% Change
SMG&A expenses	$167,342	$176,908	$(9,566)	(5)%
SMG&A expenses as a % of revenue	10.9%	11.3%
SMG&A expenses decreased in the three-month period ended February 2, 2019, as compared to the same period of the prior fiscal year, primarily as a result of a decrease of $8.7 million in acquisition-related costs. Additionally, increases in operational spending and SMG&A employee and related benefit expenses were offset by a decrease in variable compensation expense and one less week of operations.
Special Charges
We monitor global macroeconomic conditions on an ongoing basis and continue to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years.
During the first quarter of fiscal 2019, we recorded a special charge of $20.7 million as a result of organizational initiatives to reposition our global workforce skill set to align with our long-term strategic plan. Approximately $16.3 million of the charge was for severance and fringe benefit costs in accordance with either our ongoing benefit plan or statutory requirements for 114 engineering and SMG&A employees. As of February 2, 2019, we still employed 100 of the 114 employees included in this action. These employees must continue to be employed by the us until their employment is involuntarily terminated in order to receive the severance benefits. The remaining $4.4 million of the charge related to the write off of acquired intellectual property due to our discontinuance of certain product development strategies. We do not expect this action to result in any annual savings.
See Note 6, Special Charges, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q for further information.
Operating Income

	Three Months Ended
	February 2, 2019	February 3, 2018	$ Change	% Change
Operating income	$455,826	$441,841	$13,985	3%
Operating income as a % of revenue	29.6%	28.2%
The year-over-year increase in operating income in the three-month period ended February 2, 2019 was primarily the result of a $35.5 million decrease in special charges and a $9.6 million decrease in SMG&A expenses, partially offset by a $32.2 million decrease in gross margin as more fully described above under the headings Special Charges, Selling, Marketing, General and Administrative (SMG&A), and Gross Margin.

Nonoperating Expense (Income)

	Three Months Ended
	February 2, 2019	February 3, 2018	$ Change
Interest expense	$58,728	$68,030	$(9,302)
Interest income	(2,688)	(2,092)	(596)
Other, net	(160)	556	(716)
Total nonoperating expense (income)	$55,880	$66,494	$(10,614)
The year-over-year decrease in nonoperating expense in the three-month period ended February 2, 2019 was primarily the result of a decrease in interest expense and lower amortized finance fees, which were accelerated as a result of principal repayments related to our 3-year term loan. These decreases were partially offset by an increase in interest expense related to debt issuances in the second quarter of fiscal 2018.
Provision for Income Taxes

	Three Months Ended
	February 2, 2019	February 3, 2018 (1)	$ Change
Provision for income taxes	$44,940	$82,107	$(37,167)
Effective income tax rate	11.2%	21.9%
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective income tax rate can also be impacted each year by discrete factors or events.
The Tax Cuts and Jobs Act of 2017 (Tax Legislation), enacted in December 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. Effective the first quarter of fiscal year 2019, we have completed our accounting for the tax effects of the enactment of the Tax Legislation as described in Note 12, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q for further information.
Our tax rate for the three-month period ended February 2, 2019 was below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income, and as a result of the foreign derived intangible income deduction (FDII) partially offset by the global intangible low-tax income (GILTI) tax. The tax rate also includes the effects of recording deferred tax benefits relating to a one-time set up of our GILTI deferred method election of $5.1 million along with the completion of our accounting for the transition tax which yielded a $7.5 million tax benefit. Our tax rate for the three-month period ended February 3, 2018 was below our then blended U.S. federal statutory tax rate of 23.4%, resulting from the passage of the Tax Cuts and Jobs Act of 2017, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Additionally, our effective tax rate for the three-month period ended February 3, 2018 also included a provisional estimate for a discrete tax benefit of $639.7 million from remeasuring our U.S. deferred tax liabilities at the lower 21% statutory tax rate. It also included a provisional estimate of the discrete tax charge of $687.1 million from the Tax Legislation’s one-time transition tax associated with our undistributed foreign earnings, comprised of a $751.1 million transitional tax less a deferred tax liability of $64.0 million recorded in prior years.
In the first quarter of fiscal year 2019, we completed our accounting for the income tax effects of the Tax Legislation, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118, resulting in no material change to our estimate of the remeasurement of our deferred tax assets and liabilities and the recording of an additional tax benefit of $7.5 million for a change to our estimate for the transition tax due to the finalization of the aggregate foreign cash positions.
Additionally, we recorded discrete benefits for excess tax benefits from share-based payments of $4.3 million in the first quarter of fiscal 2019, compared to $10.0 million in the first quarter of fiscal 2018. The full year tax benefit from share-based payments was $26.2 million in fiscal 2018.
Non-U.S. jurisdictions accounted for a significant portion of our total revenues for the three-month period ended February

2, 2019. This revenue generated outside of the U.S. results in a material portion of our pretax income being taxed outside the U.S., primarily in Ireland and Singapore, at tax rates ranging from 12.5% to 17%.
Non-U.S. jurisdictions accounted for a significant portion of our total revenues for the three-month period ended February 3, 2018. This revenue generated outside of the U.S. resulted in a material portion of our pretax income being taxed outside the U.S., primarily in Bermuda, Ireland and Singapore, at tax rates ranging from 0% to 12.5%.
See Note 12, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended
	February 2, 2019	February 3, 2018 (1)	$ Change	% Change
Net Income	$355,006	$293,240	$61,766	21%
Net Income as a % of revenue	23.0%	18.7%
Diluted EPS	$0.95	$0.78
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net income increased in the three-month period ended February 2, 2019, as compared to the same period of the prior fiscal year,as a result of a $14.0 million increase in operating income, partially offset by a $10.6 million decrease in nonoperating expense and a $37.2 million decrease in provision for income taxes.

Liquidity and Capital Resources
At February 2, 2019, our principal source of liquidity was $605.9 million of cash and cash equivalents, of which approximately $231.7 million was held in the United States. The balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We continue to assert our intent to reinvest substantially all of our foreign earnings indefinitely. As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States may not be available for repatriation as dividends to the United States in the future. If such funds are needed for U.S. operations, we would be required to accrue and pay foreign withholding taxes and U.S. state income taxes to the extent not already subject to taxation. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Three Months Ended
	February 2, 2019	February 3, 2018 (1)
Net cash provided by operating activities	$371,767	$388,688
Net cash provided by operations as a % of revenue	24.1%	24.8%
Net cash used for investing activities	$(96,215)	$(64,500)
Net cash used for by financing activities	$(486,149)	$(548,026)
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
At February 2, 2019, cash and cash equivalents totaled $605.9 million. The following changes contributed to the net change in cash and cash equivalents in the three-month period ended February 2, 2019 as compared to the same period in fiscal 2018.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.

The decrease in cash provided by operating activities during the three-month period ended February 2, 2019, as compared to the same period of the prior fiscal year, was primarily a result of changes in working capital, partially offset by higher net income adjusted for non-cash items, as the first quarter of fiscal 2018 included changes to income tax related to the Tax Legislation.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases, maturities and sales of available-for-sale securities, as well as cash used for acquisitions.
The increase in cash used for investing activities during the three-month period ended February 2, 2019, as compared to the same period of the prior fiscal year, was primarily the result of an increase in capital spending.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans.
The change in cash related to financing activities during the three-month period ended February 2, 2019, as compared to the same period of the prior fiscal year, was primarily due to a decrease in repayments on our 3-year unsecured term loan, partially offset by increases in stock repurchases and dividend payments.
Working Capital

	February 2, 2019	November 3, 2018	$ Change	% Change
Accounts receivable, net	$713,730	$639,717	$74,013	12%
Days sales outstanding*	40	40
Inventory	$593,211	$586,760	$6,451	1%
Days cost of sales in inventory*	107	107
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively. Fiscal 2018 amounts have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The increase in accounts receivable in dollars was primarily the result of normal variations in the timing of collections and billings.
Inventory in dollars increased, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to $850.0 million at February 2, 2019 from $1.1 billion at the end of fiscal 2018. The decrease was a result of a decrease in the current portion of our debt, income taxes payable, accounts payable and accrued liabilities. The decrease in accrued liabilities was primarily a result of a decrease in accrued employee compensation and benefits, partially offset by an increase in accrued special charges.
Debt
As of February 2, 2019, we had $6.2 billion of carrying value outstanding on our long-term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2020 Notes, 2021 Notes, January 2021 Notes, 2023 Notes, December 2023 Notes, 2025 Notes, 2026 Notes, 2036 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of February 2, 2019, we were in compliance with these covenants.
$5.0 Billion Aggregate Principal Term Loans
On March 10, 2017 in connection with the acquisition of Linear, we drew down on a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. The term loans bear interest at a rate per annum equal to the Eurodollar Rate plus a margin based on our debt ratings from time to time of between 0.75% and 1.63% in the case of the 3-year unsecured term loan, and a margin of between 0.88% and 1.75% in the case of the 5-year unsecured term loan. As of February 2, 2019, we have paid $2.2 billion of principal on the 3-year unsecured term loan and $1.2 billion of principal on the 5-year unsecured term loan.
Revolving Credit Facility
We have a senior unsecured revolving credit facility with certain institutional lenders that expires on July 10, 2020. The agreement for such revolving credit facility (Credit Agreement) provides that we may borrow up to $1.0 billion. In December 2018 we borrowed $75.0 million under this revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. We repaid the $75 million plus interest of $0.2 million in January 2019. We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 4.5 to 1.0. The debt covenant will be reduced over time to 3.0 to 1.0, which began in May 2018. As of February 2, 2019, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $8.2 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of February 2, 2019, we had repurchased a total of approximately 151.5 million shares of our common stock for approximately $5.8 billion under this program. As of February 2, 2019, an additional $2.4 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also, from time to time, repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options.
Capital Expenditures
Net additions to property, plant and equipment were $91.0 million in the first three months of fiscal 2019 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2019 to be approximately 4% of fiscal 2019 revenue. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On February 19, 2019, our Board of Directors declared a cash dividend of $0.54 per outstanding share of common stock. The dividend will be paid on March 12, 2019 to all shareholders of record at the close of business on March 1, 2019 and is expected to total approximately $198.9 million. We currently expect quarterly dividends to continue at $0.54 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
There have not been any material changes during the three-month period ended February 2, 2019 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 3, 2018.

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 13, New Accounting Pronouncements, in the Notes to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our historical financial condition and results of operations.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  We adopted ASU 2014-09 in the first quarter of fiscal 2019, using the full retrospective method and restated prior periods. As a result of the adoption of ASU 2014-09, we changed our accounting policy for revenue recognition. See Note 1, Basis of Presentation, and Note 2, Revenue Recognition, in the Notes to our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details of the impact of ASU 2014-09 on our financial statements.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (ASU 2016-16). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted ASU 2016-16 in the first quarter of fiscal 2019 using the modified retrospective method with a cumulative-effect adjustment directly to retained earnings. The adoption of ASU 2016-16 resulted in a cumulative-effect increase in our deferred tax assets of approximately $1.7 billion and an increase to our deferred tax liabilities of $1.3 billion.

Critical Accounting Policies and Estimates
Except for the accounting policy for revenue recognition that was updated as a result of adopting ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), there were no other material changes in the three-month period ended February 2, 2019 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended November 3, 2018.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
Based on the $1.7 billion of floating rate debt outstanding as of February 2, 2019, our annual interest expense would change by approximately $16.8 million for each 100 basis point increase in interest rates.
There were no other material changes in the three-month period ended February 2, 2019 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended November 3, 2018.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 2, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 2, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended February 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 3, 2018.
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first three months of the fiscal year ending November 2, 2019 was below our U.S. federal statutory rate of 21%. It was also below our blended U.S. federal statutory tax rate of 23.4% for the fiscal year ended November 3, 2018. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide, including our current transfer pricing appeal in Ireland; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
In addition, we are subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. Changes in these laws and regulations, including those that align to or are associated with the Organization for Economic Cooperation and Development's Base Erosion and Profit Shifting (BEPS) Actions Plans, could impact the jurisdictions where we are deemed to earn income, which could in turn adversely affect our tax liability and results of operations.
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
We rely, and plan to continue to rely, on third-party suppliers, assembly and test subcontractors, freight carriers and wafer fabricators (collectively, suppliers) to supply most of our products that can be manufactured using industry-standard processes. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately half of our wafer requirements annually from third-party wafer fabrication foundries, such as Taiwan Semiconductor Manufacturing Company (TSMC), Global Foundries, Vanguard, and others. In addition, these suppliers often provide manufacturing services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In certain instances, the third-party supplier is the sole source of highly specialized processing services. If our suppliers are unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require or provide us with required manufacturing processes, we may be forced to seek to engage additional or replacement suppliers, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement suppliers or manufacturing processes are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
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
Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our executive officers and key management and technical personnel, particularly our experienced engineers. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results. The inability to attract, hire and retain key employees with critical technical skills to achieve our strategy, including as a result of changes to immigration policies, could also have a material adverse effect on our business. In addition, there could be a material adverse effect on our business should the turnover rates for engineers and other key personnel increase significantly or if we are unable to continue to attract, hire and retain qualified personnel. We do not maintain any key person life insurance policy on any of our officers or other employees.
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
At February 2, 2019, our principal source of liquidity was $605.9 million of cash and cash equivalents, of which approximately $231.7 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. We continue to assert our intent to reinvest substantially all of our foreign earnings indefinitely,

As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States may not be available for repatriation as dividends to the United States in the future. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
Our operating results are dependent on the performance of independent distributors.
A significant portion of our sales are through independent global and regional distributors that are not under our control. Arrow Electronics is currently our sole global distributor. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or they could terminate their representation of us. We generally do not require letters of credit from our distributors and are not protected against accounts receivable default or declarations of bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor or a group of distributors, whether at our initiative or the distributor’s initiative or through consolidation in the distribution industry, could disrupt our current business, and if we are unable to find suitable replacements with the appropriate scale and resources, our operating results could be adversely affected.
Effective November 4, 2018, all distributor sales are recognized upon shipment to the distributor under Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). We are now required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. If our estimates of such credits and rights are materially understated it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 4, 2018 through December 1, 2018	1,358,434	$87.77	1,334,710	$2,500,412,596
December 2, 2018 through December 29, 2018	776,365	$85.93	773,566	$2,433,942,781
December 30, 2018 through February 2, 2019	482,417	$85.29	424,062	$2,397,973,607
Total	2,617,216	$86.77	2,532,338	$2,397,973,607

(a)
Includes 84,878 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.

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
3.1
Amended and Restated By-Laws of Analog Devices, Inc., filed as exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on December 17, 2018 and incorporated herein by reference.

10.1†	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan.
10.2†	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan.
10.3†	Form of Restricted Stock Unit Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan.
10.4†	Amended and Restated 2019 Executive Performance Incentive Plan.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	XBRL Instance Document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.LAB	XBRL Labels Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**
†	Filed or furnished herewith.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended February 2, 2019 and February 3, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 2, 2019 and February 3, 2018, (iii) Condensed Consolidated Balance Sheets at February 2, 2019 and November 3, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended February 2, 2019 and February 3, 2018 and (v) Notes to Condensed Consolidated Financial Statements for the three months ended February 2, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: February 20, 2019	By:	/s/ Vincent Roche
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2019	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)