Form 10-Q
period 2019-05-04
ANALOG DEVICES INC
filed 2019-05-22
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019
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
(781) 329-4700
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.16 2/3 par value per share	ADI	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☑    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO  ☑
As of May 4, 2019 there were 369,761,227 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 4, 2019	May 5, 2018 (2)	May 4, 2019	May 5, 2018 (2)
Revenue	$1,526,602	$1,563,502	$3,067,703	$3,130,372
Cost of sales (1)	492,510	491,112	993,955	986,299
Gross margin	1,034,092	1,072,390	2,073,748	2,144,073
Operating expenses:
Research and development (1)	285,846	289,472	573,228	578,069
Selling, marketing, general and administrative (1)	163,128	172,146	330,470	349,054
Amortization of intangibles	107,261	107,129	214,585	214,148
Special charges	8,162	1,089	29,944	58,407
	564,397	569,836	1,148,227	1,199,678
Operating income	469,695	502,554	925,521	944,395
Nonoperating expense (income):
Interest expense	59,701	64,792	118,429	132,822
Interest income	(2,928)	(1,912)	(5,616)	(4,004)
Other, net	4,525	(451)	4,365	105
	61,298	62,429	117,178	128,923
Income before income taxes	408,397	440,125	808,343	815,472
Provision for income taxes	40,460	39,797	85,400	121,904
Net income	$367,937	$400,328	$722,943	$693,568
Shares used to compute earnings per common share – basic	369,246	370,384	368,974	369,685
Shares used to compute earnings per common share – diluted	373,342	374,778	372,912	374,430
Basic earnings per common share	$0.99	$1.08	$1.95	$1.87
Diluted earnings per common share	$0.98	$1.06	$1.93	$1.84
(1) Includes stock-based compensation expense as follows:
Cost of sales	$5,389	$3,820	$10,473	$8,041
Research and development	$19,567	$22,018	$38,492	$41,746
Selling, marketing, general and administrative	$15,273	$13,076	$27,657	$27,029
(2) Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (in thousands)

	Three Months Ended		Six Months Ended
	May 4, 2019	May 5, 2018 (1)	May 4, 2019	May 5, 2018 (1)
Net income	$367,937	$400,328	$722,943	$693,568
Foreign currency translation adjustments	(3,428)	(3,419)	(112)	6,752
Change in fair value of available-for-sale securities	5	5	15	3
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $3,802, $771, $10,183 and $1,323, respectively)	(14,912)	(6,613)	(37,850)	1,737
Changes in pension plans including transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $63, $99, $126 and $202, respectively)	335	1,373	366	(144)
Other comprehensive (loss) income	(18,000)	(8,654)	(37,581)	8,348
Comprehensive income	$349,937	$391,674	$685,362	$701,916
(1) Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands, except share and per share amounts)

	May 4, 2019	November 3, 2018 (1)
ASSETS
Current Assets
Cash and cash equivalents	$713,601	$816,591
Accounts receivable	685,978	639,717
Inventories (2)	608,085	586,760
Prepaid income tax	2,935	3,196
Prepaid expenses and other current assets	69,890	65,862
Total current assets	2,080,489	2,112,126
Property, Plant and Equipment, at Cost
Land and buildings	903,378	873,186
Machinery and equipment	2,560,573	2,478,032
Office equipment	82,706	76,233
Leasehold improvements	147,253	100,374
	3,693,910	3,527,825
Less accumulated depreciation and amortization	2,482,443	2,373,497
Net property, plant and equipment	1,211,467	1,154,328
Other Assets
Deferred compensation plan investments	42,661	39,853
Other investments	31,616	28,730
Goodwill	12,250,370	12,252,604
Intangible assets, net	4,489,182	4,778,192
Deferred tax assets	1,610,109	9,665
Other assets	60,431	62,868
Total other assets	18,484,369	17,171,912
	$21,776,325	$20,438,366
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$208,243	$260,919
Income taxes payable	124,356	93,722
Debt, current	374,165	67,000
Accrued liabilities	658,271	630,107
Total current liabilities	1,365,035	1,051,748
Non-current liabilities
Long-term debt	5,612,365	6,265,674
Deferred income taxes	2,228,822	990,409
Deferred compensation plan liability	42,661	39,846
Income taxes payable	647,714	710,179
Other non-current liabilities	137,470	112,337
Total non-current liabilities	8,669,032	8,118,445
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 369,761,227 shares outstanding (370,159,553 on November 3, 2018)	61,628	61,694
Capital in excess of par value	5,117,202	5,282,222
Retained earnings	6,659,449	5,982,697
Accumulated other comprehensive loss	(96,021)	(58,440)
Total shareholders’ equity	11,742,258	11,268,173
	$21,776,325	$20,438,366

(1)
Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.

(2)	Includes $6,982 and $7,128 related to stock-based compensation at May 4, 2019 and November 3, 2018, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended May 4, 2019
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, FEBRUARY 2, 2019	368,314	$61,387	$5,111,058	$6,491,013	$(78,021)
Net income				367,937
Dividends declared and paid - $0.54 per share				(199,501)
Issuance of stock under stock plans and other	2,369	395	67,283
Stock-based compensation expense			40,229
Other comprehensive loss					(18,000)
Common stock repurchased	(922)	(154)	(101,368)
BALANCE, MAY 4, 2019	369,761	$61,628	$5,117,202	$6,659,449	$(96,021)

	Six Months Ended May 4, 2019
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, NOVEMBER 3, 2018 (1)	370,160	$61,694	$5,282,222	$5,982,697	$(58,440)
Effect of Accounting Standards Update 2016-16 (see Note 1)				331,026
Net income				722,943
Dividends declared and paid - $1.02 per share				(377,217)
Issuance of stock under stock plans and other	3,140	524	86,383
Stock-based compensation expense			76,622
Other comprehensive loss					(37,581)
Common stock repurchased	(3,539)	(590)	(328,025)
BALANCE, MAY 4, 2019	369,761	$61,628	$5,117,202	$6,659,449	$(96,021)

(1)
Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended May 5, 2018
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, FEBRUARY 3, 2018 (1)	369,804	$61,635	$5,318,109	$5,305,545	$(44,357)
Net income				400,328
Dividends declared and paid - $0.48 per share				(178,282)
Issuance of stock under stock plans and other	1,324	221	27,524
Stock-based compensation expense			38,914
Other comprehensive loss					(8,654)
Common stock repurchased	(231)	(39)	(21,939)
BALANCE, MAY 5, 2018	370,897	$61,817	$5,362,608	$5,527,591	$(53,011)

	Six Months Ended May 5, 2018
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, OCTOBER 28, 2017 (1)	368,636	$61,441	$5,250,519	$5,179,024	$(61,359)
Net income				693,568
Dividends declared and paid - $0.93 per share				(345,001)
Issuance of stock under stock plans and other	2,575	429	65,128
Stock-based compensation expense			76,816
Other comprehensive income					8,348
Common stock repurchased	(314)	(53)	(29,855)
BALANCE, MAY 5, 2018	370,897	$61,817	$5,362,608	$5,527,591	$(53,011)

(1)
Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	May 4, 2019	May 5, 2018 (1)
Cash flows from operating activities:
Net income	$722,943	$693,568
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	117,435	113,004
Amortization of intangibles	284,525	285,004
Stock-based compensation expense	76,622	76,816
Non-cash portion of special charge	4,367	—
Deferred income taxes	(21,843)	(705,640)
Other non-cash activity	18,429	10,104
Changes in operating assets and liabilities	(159,829)	634,326
Total adjustments	319,706	413,614
Net cash provided by operating activities	1,042,649	1,107,182
Cash flows from investing activities:
Additions to property, plant and equipment	(166,202)	(117,122)
Payments for acquisitions, net of cash acquired	—	(52,339)
Changes in other assets	(4,585)	(1,029)
Net cash used for investing activities	(170,787)	(170,490)
Cash flows from financing activities:
Proceeds from debt	—	743,778
Proceeds from revolver	75,000	—
Payments on revolver	(75,000)	—
Debt repayments	(350,000)	(1,620,000)
Dividend payments to shareholders	(377,217)	(345,001)
Repurchase of common stock	(328,615)	(29,908)
Proceeds from employee stock plans	86,907	65,557
Contingent consideration payment	(4,000)	(542)
Changes in other financing activities	(2,144)	7,945
Net cash used for financing activities	(975,069)	(1,178,171)
Effect of exchange rate changes on cash	217	158
Net decrease in cash and cash equivalents	(102,990)	(241,321)
Cash and cash equivalents at beginning of period	816,591	1,047,838
Cash and cash equivalents at end of period	$713,601	$806,517
(1) Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 4, 2019
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
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2019 is a 52-week fiscal year and fiscal 2018 was a 53-week fiscal year. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, the first six months of fiscal 2019 included one less week of operations as compared to the first six months of fiscal 2018. Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2019 presentation.
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
As a result of the adoption of ASU 2014-09, the Company changed its accounting policy for revenue recognition and recognizes revenue from product sales to its customers and distributors when title passes, which is generally upon shipment. Prior to the adoption of ASU 2014-09, revenue and the related cost of sales on shipments to certain distributors were deferred until the distributor resold the products to their end customers. See Note 2, Revenue Recognition, in these Notes to Condensed Consolidated Financial Statements for the details of the Company’s revenue recognition policies. The adoption of ASU 2014-09 impacted the Company’s condensed consolidated statements of income and balance sheets but did not impact its condensed consolidated statements of cash flows, with the exceptions of net income and reclassifications within adjustments to reconcile net income to cash provided by operations, and did not impact the condensed consolidated statement of shareholders' equity, with the exceptions of retained earnings and net income. As shown in the tables below, pursuant to the guidance in ASU 2014-09, the Company restated its historical financial results to be consistent with the standard. Accordingly, the amounts for all periods presented in this Form 10-Q reflect the impact of ASU 2014-09.

Condensed Consolidated Statement of Income	Three Months Ended May 5, 2018
	As Reported	Impact of Adoption	As Adjusted
Revenue	$1,513,053	$50,449	$1,563,502
Cost of sales	479,241	11,871	491,112
Gross margin	1,033,812	38,578	1,072,390
Operating expenses:
Research and development	289,472	—	289,472
Selling, marketing, general and administrative	172,146	—	172,146
Amortization of intangibles	107,129	—	107,129
Special charges	1,089	—	1,089
	569,836	—	569,836
Operating income	463,976	38,578	502,554
Nonoperating expense (income):
Interest expense	64,792	—	64,792
Interest income	(1,912)	—	(1,912)
Other, net	(451)	—	(451)
	62,429	—	62,429
Income before income taxes	401,547	38,578	440,125
Provision for income taxes	21,716	18,081	39,797
Net income	$379,831	$20,497	$400,328
Shares used to compute earnings per common share – basic	370,384	—	370,384
Shares used to compute earnings per common share – diluted	374,778	—	374,778
Basic earnings per common share	$1.02	$0.06	$1.08
Diluted earnings per common share	$1.01	$0.05	$1.06

Condensed Consolidated Statement of Income	Six Months Ended May 5, 2018
	As Reported	Impact of Adoption	As Adjusted
Revenue	$3,031,677	$98,695	$3,130,372
Cost of sales	962,675	23,624	986,299
Gross margin	2,069,002	75,071	2,144,073
Operating expenses:
Research and development	578,069	—	578,069
Selling, marketing, general and administrative	349,054	—	349,054
Amortization of intangibles	214,148	—	214,148
Special charges	58,407	—	58,407
	1,199,678	—	1,199,678
Operating income	869,324	75,071	944,395
Nonoperating expense (income):
Interest expense	132,822	—	132,822
Interest income	(4,004)	—	(4,004)
Other, net	105	—	105
	128,923	—	128,923
Income before income taxes	740,401	75,071	815,472
Provision for income taxes	92,398	29,506	121,904
Net income	$648,003	$45,565	$693,568
Shares used to compute earnings per common share – basic	369,685	—	369,685
Shares used to compute earnings per common share – diluted	374,430	—	374,430
Basic earnings per common share	$1.75	$0.12	$1.87
Diluted earnings per common share	$1.72	$0.12	$1.84
The impact on the Company's previously reported condensed consolidated balance sheet line items is as follows:

	November 3, 2018
	As Reported	Impact of Adoption	As Adjusted
Deferred tax assets	$21,078	$(11,413)	$9,665
Deferred income on shipments to distributors, net	$487,417	$(487,417)	$—
Accrued liabilities	$497,080	$133,027	$630,107
Deferred income taxes	$927,065	$63,344	$990,409
Retained earnings	$5,703,064	$279,633	$5,982,697

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

	November 4, 2018
	Beginning Balance November 3, 2018 as Adjusted	Impact of Adoption of ASU 2016-16	Balance November 4, 2018
Deferred tax assets	$9,665	$1,655,129	$1,664,794
Deferred income taxes	$990,409	$1,324,103	$2,314,512
Retained earnings	$5,982,697	$331,026	$6,313,723
See Note 13, New Accounting Pronouncements, and Note 12, Income Taxes, in these Notes to Condensed Consolidated Financial Statements for more information on the adoption of ASU 2016-16.

Note 2 – Revenue Recognition
Revenue Recognition Policy: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to achieve a consistent application of revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. As a result of the adoption of ASU 2014-09, at the beginning of the first quarter of fiscal 2019, the Company revised its revenue recognition policy. The Company now recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Under ASU 2014-09, the Company recognizes revenue when all of the following criteria are met: (1) the Company has entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of the Company's shipping terms permit the Company to recognize revenue at point of shipment or delivery. Certain shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, the Company defers the revenue recognized until title has passed. Shipping costs are charged to cost of sales as incurred. Sales taxes are excluded from revenue.
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
Transaction Price: The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. Such consideration primarily includes sales made to distributors under agreements that allow certain rights of return, referred to as stock rotation, and credits issued to the distributor due to price protection. Stock rotation allows distributors limited levels of returns in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. Price protection represents price discounts granted to certain distributors to allow the distributor to earn an appropriate margin on sales negotiated with certain customers and in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. A refund liability for distributor credits covering variable consideration are made based on the Company's estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions the Company has made based on its historical estimates.
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

Note 3 – Stock-Based Compensation and Shareholders' Equity
A summary of the Company’s stock option activity as of May 4, 2019 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended May 4, 2019	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at February 2, 2019	6,741	$60.03
Options granted	413	$108.08
Options exercised	(1,294)	$52.60
Options forfeited	(38)	$75.43
Options outstanding at May 4, 2019	5,822	$64.99	6.3	$302,503
Options exercisable at May 4, 2019	3,443	$54.70	5.2	$214,319
Options vested or expected to vest at May 4, 2019 (1)	5,626	$64.30	6.2	$296,225

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity during the Six Months Ended May 4, 2019	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding at November 3, 2018	7,297	$58.42
Options granted	439	$107.08
Options exercised	(1,806)	$48.44
Options forfeited	(103)	$72.06
Options expired	(5)	$21.97
Options outstanding at May 4, 2019	5,822	$64.99

During the three- and six-month periods ended May 4, 2019, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $72.6 million and $99.7 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $67.7 million and $86.9 million, respectively.
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

A summary of the Company’s restricted stock unit/award activity as of May 4, 2019 and changes during the three- and six-month periods then ended is presented below:

Activity during the Three Months Ended May 4, 2019	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at February 2, 2019	4,985	$77.76
Units/Awards granted	1,144	$98.90
Restrictions lapsed	(1,074)	$64.18
Forfeited	(77)	$78.81
Restricted stock units/awards outstanding at May 4, 2019	4,978	$85.49

Activity during the Six Months Ended May 4, 2019	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at November 3, 2018	5,289	$77.54
Units/Awards granted	1,200	$98.06
Restrictions lapsed	(1,331)	$66.00
Forfeited	(180)	$78.58
Restricted stock units/awards outstanding at May 4, 2019	4,978	$85.49
As of May 4, 2019, there was $395.6 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units/awards. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total grant-date fair value of shares that vested during the three- and six-month periods ended May 4, 2019 was approximately $87.1 million and $106.4 million, respectively. The total grant-date fair value of shares that vested during the three- and six-month periods ended May 5, 2018 was approximately $64.1 million and $84.5 million, respectively.
Common Stock Repurchases
As of May 4, 2019, the Company had repurchased a total of approximately 152.0 million shares of its common stock for approximately $5.8 billion under the Company's share repurchase program. As of May 4, 2019, an additional $2.3 billion remains available for repurchase of shares under the current authorized program.

Note 4 – Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first six months of fiscal 2019.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivatives	Pension plans	Total
November 3, 2018	$(28,711)	$(10)	$(14,355)	$(15,364)	$(58,440)
Other comprehensive income (loss) before reclassifications	(112)	15	(53,229)	(19)	(53,345)
Amounts reclassified out of other comprehensive income (loss)	—	—	5,196	511	5,707
Tax effects	—	—	10,183	(126)	10,057
Other comprehensive income (loss)	(112)	15	(37,850)	366	(37,581)
May 4, 2019	$(28,823)	$5	$(52,205)	$(14,998)	$(96,021)

The amounts reclassified out of accumulated OCI into the Condensed Consolidated Statement of Income with presentation location during each period were as follows:

	Three Months Ended		Six Months Ended
Comprehensive Income Component	May 4, 2019	May 5, 2018	May 4, 2019	May 5, 2018	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$478	$(590)	$1,197	$(1,865)	Cost of sales
	770	(714)	1,618	(1,783)	Research and development
	956	(787)	1,871	(1,756)	Selling, marketing, general and administrative
Interest rate derivatives	464	(473)	510	157	Interest expense
	2,668	(2,564)	5,196	(5,247)	Total before tax
	(393)	131	(803)	475	Tax
	$2,275	$(2,433)	$4,393	$(4,772)	Net of tax

Amortization of pension components
Transition obligation	$—	$2	$—	$4	(a)
Prior service credit	—	1	—	1	(a)
Actuarial losses	254	407	511	832	(a)
	254	410	511	837	Total before tax
	(63)	(99)	(126)	(202)	Tax
	$191	$311	$385	$635	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$2,466	$(2,122)	$4,778	$(4,137)
______________
(a) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 11, Retirement Plans, in the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the fiscal year ended November 3, 2018.
The Company estimates $2.3 million, net of tax, of losses of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months. There was no material ineffectiveness recorded within OCI related to designated forward foreign currency derivative instruments in the three- and six-month periods ended May 4, 2019 and May 5, 2018.
As of May 4, 2019, the Company held 10 investment securities, 1 of which was in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $25.0 million. As of November 3, 2018, the Company held 15 investment securities, 15 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $205.0 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at May 4, 2019 and November 3, 2018.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 4, 2019	May 5, 2018 (1)	May 4, 2019	May 5, 2018 (1)

Net Income	$367,937	$400,328	$722,943	$693,568
Less: income allocated to participating securities	908	1,532	1,932	2,827
Net income allocated to common stockholders	$367,029	$398,796	$721,011	$690,741

Basic shares:
Weighted-average shares outstanding	369,246	370,384	368,974	369,685
Earnings per common share basic:	$0.99	$1.08	$1.95	$1.87
Diluted shares:
Weighted-average shares outstanding	369,246	370,384	368,974	369,685
Assumed exercise of common stock equivalents	4,096	4,394	3,938	4,745
Weighted-average common and common equivalent shares	373,342	374,778	372,912	374,430
Earnings per common share diluted:	$0.98	$1.06	$1.93	$1.84
Anti-dilutive shares related to:
Outstanding share-based awards	432	1,990	1,222	1,731
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
The following table is a roll-forward from November 3, 2018 to May 4, 2019 of the employee separation and exit cost accruals established related to these actions:

Accrued Restructuring	Closure of Manufacturing Facilities	Reduction of Operating Costs Action	Early Retirement Action	Repositioning Action
Balance at November 3, 2018	$42,974	$5,255	$9,897	$—
First quarter fiscal 2019 special charges	1,127	—	—	20,655
Severance and other payments	—	(2,489)	(2,766)	(1,051)
Non-cash impairment charge	—	—	—	(4,367)
Effect of foreign currency on accrual	(14)	4	—	(2)
Balance at February 2, 2019	$44,087	$2,770	$7,131	$15,235
Second quarter fiscal 2019 special charges	4,593	—	—	3,569
Severance and other payments	—	(909)	(1,641)	(3,782)
Effect of foreign currency on accrual	(18)	—	—	(9)
Balance at May 4, 2019	$48,662	$1,861	$5,490	$15,013
Current - accrued liabilities	$—	$1,861	$5,490	$15,013
Other non-current liabilities	$48,662	$—	$—	$—

Repositioning Action
During the first and second quarters of fiscal 2019, the Company recorded special charges of $20.7 million and $3.6 million, respectively, as a result of organizational initiatives to reposition the Company's global workforce skill set to align with the Company's long-term strategic plan. Approximately $19.8 million of the total charges for the first and second quarters of fiscal 2019 were for severance and fringe benefit costs in accordance with either the Company's ongoing benefit plan or statutory requirements for 140 engineering and selling, marketing, general and administrative (SMG&A) employees. As of May 4, 2019, the Company still employed 68 of the 140 employees included in this action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefits. The remaining $4.4 million of the charges related to the write off of acquired intellectual property during the first quarter of fiscal 2019 due to the Company's decision to discontinue certain product development strategies.

Closure of Manufacturing Facilities
The Company recorded special charges of $48.7 million on a cumulative basis through May 4, 2019 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear). Over the next two to four years, the Company plans to close its Hillview wafer fabrication facility located in Milpitas, California and its Singapore test facility. The Company intends to transfer Hillview wafer fabrication production to its other internal facilities and to external foundries. In addition, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, in addition to its outsourced assembly and test partners. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations, and one-time termination benefits for 1,249 manufacturing, engineering and SMG&A employees.
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
Revenue Trends by End Market
The following table summarizes revenue by end market for the three- and six-month periods ended May 4, 2019 and May 5, 2018. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	May 4, 2019			May 5, 2018
	Revenue	% of Revenue*	Y/Y%	Revenue (1)	% of Revenue*
Industrial	$763,455	50%	(6)%	$810,732	52%
Automotive	249,765	16%	—%	250,919	16%
Consumer	153,745	10%	(32)%	227,077	15%
Communications	359,637	24%	31%	274,774	18%
Total revenue	$1,526,602	100%	(2)%	$1,563,502	100%

	Six Months Ended
	May 4, 2019			May 5, 2018
	Revenue	% of Revenue*	Y/Y%	Revenue (1)	% of Revenue*
Industrial	$1,488,077	49%	(6)%	$1,590,445	51%
Automotive	511,319	17%	(1)%	515,791	16%
Consumer	362,966	12%	(26)%	491,711	16%
Communications	705,341	23%	32%	532,425	17%
Total revenue	$3,067,703	100%	(2)%	$3,130,372	100%

* The sum of the individual percentages may not equal the total due to rounding.
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in these Notes to Condensed Consolidated Financial Statements.

Revenue by Sales Channel
The Company sells its products globally through a direct sales force, third party distributors, independent sales representatives and via its website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and some commercial customers. The following tables summarize revenue by channel for the three- and six-month periods ended May 4, 2019 and May 5, 2018:

	Three Months Ended
	May 4, 2019		May 5, 2018
Channel	Revenue	% of Revenue*	Revenue (1)	% of Revenue*
Distributors	$871,510	57%	$869,277	56%
Direct customers	638,277	42%	675,188	43%
Other	16,815	1%	19,037	1%
Total revenue	$1,526,602	100%	$1,563,502	100%

	Six Months Ended
	May 4, 2019		May 5, 2018
Channel	Revenue	% of Revenue*	Revenue (1)	% of Revenue*
Distributors	$1,700,753	55%	$1,734,289	55%
Direct customers	1,333,766	43%	1,348,591	43%
Other	33,184	1%	47,492	2%
Total revenue	$3,067,703	100%	$3,130,372	100%

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of May 4, 2019 and November 3, 2018. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of May 4, 2019 and November 3, 2018, the Company held $233.6 million and $217.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	May 4, 2019
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$370,220	$—	$370,220
Corporate obligations (1)	—	109,819	109,819
Other assets:
Deferred compensation investments	43,720	—	43,720
Total assets measured at fair value	$413,940	$109,819	$523,759
Liabilities
Forward foreign currency exchange contracts (2)	—	3,542	3,542
Interest rate derivatives	—	51,644	51,644
Total liabilities measured at fair value	$—	$55,186	$55,186

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of May 4, 2019 was $109.8 million.

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

	May 4, 2019		November 3, 2018
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan, due March 2020	$75,000	$75,000	$425,000	$425,000
5-Year term loan, due March 2022	1,350,000	1,350,000	1,350,000	1,350,000
2.85% Senior unsecured notes, due March 2020	300,000	300,113	300,000	298,147
2.90% Senior unsecured notes, due January 2021	450,000	450,564	450,000	444,568
2.50% Senior unsecured notes, due December 2021	400,000	396,406	400,000	386,375
2.875% Senior unsecured notes, due June 2023	500,000	495,695	500,000	479,189
3.125% Senior unsecured notes, due December 2023	550,000	554,447	550,000	529,120
3.90% Senior unsecured notes, due December 2025	850,000	874,714	850,000	829,611
3.50% Senior unsecured notes, due December 2026	900,000	903,740	900,000	848,027
4.50% Senior unsecured notes, due December 2036	250,000	251,900	250,000	232,627
5.30% Senior unsecured notes, due December 2045	400,000	452,299	400,000	407,984
Total debt	$6,025,000	$6,104,878	$6,375,000	$6,230,648

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of May 4, 2019 and November 3, 2018 was $197.4 million and $194.4 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of May 4, 2019 and November 3, 2018 was as follows:

		Fair Value At
	Balance Sheet Location	May 4, 2019	November 3, 2018
Forward foreign currency exchange contracts	Accrued liabilities	$3,297	$6,934

Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of May 4, 2019 and November 3, 2018, the total notional amount of these undesignated hedges was $80.6 million and $40.6 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets was immaterial as of May 4, 2019 and November 3, 2018.
All the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis. As of May 4, 2019 and November 3, 2018, none of the netting arrangements involved collateral.

The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's condensed consolidated balance sheet:

	May 4, 2019	November 3, 2018
Gross amount of recognized liabilities	$(5,109)	$(8,054)
Gross amounts of recognized assets offset in the condensed consolidated balance sheet	1,567	904
Net liabilities presented in the condensed consolidated balance sheet	$(3,542)	$(7,150)

Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes. In the first quarter of fiscal 2019, the Company entered into an interest rate swap agreement which locked in the interest rate for up to $1.0 billion in future debt issuances. The interest rate swap agreement was designated and qualified as a cash flow hedge. The fair value of this hedge was $51.6 million as of May 4, 2019 and is included within accrued liabilities in the Company's condensed consolidated balance sheets.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of May 4, 2019 and November 3, 2018, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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
During the six-month period ended May 4, 2019, the Company made additional principal payments of $350.0 million on its 3-year unsecured term loan. These amounts were not contractually due under the terms of the loan.

Note 11 – Inventories
Inventories at May 4, 2019 and November 3, 2018 were as follows:

	May 4, 2019	November 3, 2018
Raw materials	$35,853	$30,511
Work in process	400,724	375,908
Finished goods	171,508	180,341
Total inventories	$608,085	$586,760

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
The Tax Legislation also implemented a territorial tax system. As part of transitioning to the territorial tax system, the Tax Legislation included a one-time transition tax based on the Company's total post-1986 undistributed foreign earnings and profits that were previously deferred from U.S. income tax. In fiscal 2018, the Company recorded a provisional tax expense amount for the one-time transition tax of $691.0 million, which is comprised of the $755.0 million transition tax liability less a deferred tax liability of $64.0 million that was recorded in prior years. In the first quarter of fiscal 2019, the Company adjusted its provisional net charge by recording an additional tax benefit of $7.5 million for a change to its estimate for the transition tax due to the finalization of the aggregate foreign cash positions.
The Tax Legislation subjects U.S. corporations to tax on its global intangible low-taxed income (GILTI). Under U.S. GAAP, an accounting policy election can be made to either treat taxes due on the GILTI inclusion as a current period expense or to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years. The Company elected the deferral method and recorded the corresponding GILTI deferred tax assets and liabilities on its consolidated balance sheet.
The Company completed its accounting for the income tax effects of the Tax Legislation during the first quarter of 2019, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. As of May 4, 2019, the U.S. Treasury Department and the Internal Revenue Service (IRS) are still in the process of issuing various regulations relating to the Tax Legislation. Furthermore, there is a possibility that Congress could enact technical corrections to the Tax Legislation in the future. Accordingly, future adjustments to the financial statements may be necessary as the regulations are issued and when the Company files its fiscal 2018 tax returns with the IRS and foreign tax authorities.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (ASU 2016-16). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-16 in the first quarter of fiscal 2019 using the modified retrospective method with a cumulative-effect adjustment directly to retained earnings. The Company adopted the guidance effective as of November 4, 2018. The adoption of ASU 2016-16 resulted in a net cumulative-effect adjustment that resulted in an increase in retained earnings of $331.0 million, by recording new deferred tax assets from intra-entity transfers involving assets other than inventory, partially offset by a U.S. deferred tax liability related to GILTI. Adoption of the standard resulted in an increase in long-term deferred tax assets of $1.7 billion and an increase in long-term deferred tax liabilities of $1.3 billion.

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

The Company’s Ireland tax returns prior to fiscal 2013 are no longer subject to examination. During the fourth quarter of fiscal 2018, the Company’s Irish tax resident subsidiary received an assessment for fiscal 2013 of approximately €43.0 million, or $48.2 million (as of May 4, 2019), from the Irish Revenue Commissioners (Irish Revenue). This assessment excludes any penalties and interest.  The assessment claims that the Company’s Irish entity failed to conform to 2010 OECD Transfer Pricing Guidelines. The Company strongly disagrees with the assessment and maintains that its transfer pricing is appropriate. Therefore, the Company has not recorded any additional tax liability related to fiscal 2013 or any other periods.  The Company intends to vigorously defend its originally filed tax return position and is currently preparing for an appeal with the Irish Tax Appeals Commission, which is the normal process for the resolution of differences between Irish Revenue and taxpayers.  If Irish Revenue were ultimately to prevail with respect to its assessment for fiscal 2013, such assessment and any potential impact related to years subsequent to 2013 could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods. Irish Revenue has also commenced a transfer pricing audit of fiscal 2014 through 2017.
Although the Company believes that its estimates of income taxes payable are reasonable, no assurance can be given that the Company will prevail in the matters raised or that the outcome of one or all of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. The Company believes such differences would not have a material impact on the Company’s financial condition.

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

Standards to Be Implemented
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows for reclassification of stranded tax effects resulting from the Tax Legislation from accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2018-02 is effective for the Company in the first quarter of the fiscal year ending October 31, 2020 (fiscal 2020). The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
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
ASU 2016-02, ASU 2018-01 and ASU 2018-11 are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-02 and ASU 2018-01 are effective for the Company in the first quarter of fiscal 2020. The Company is currently evaluating the impact adoption will have on its financial position and results of operations and expects that there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recognition of right-of-use assets and related lease liabilities. The Company does not expect the adoption of ASU 2016-02, ASU 2018-01 and ASU 2018-11 to have a material impact on its results of operations.
Retirement Benefits
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. ASU 2018-14 is effective for the Company in the first quarter of the fiscal year ending October 30, 2021 (fiscal 2021). The Company is currently evaluating the adoption date. The adoption of ASU 2018-14 will modify the Company's disclosures for defined benefit plans and other post-retirement plans but is not expected to impact its financial position or results of operations.
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

Note 14 – Subsequent Events
On May 21, 2019, the Board of Directors of the Company declared a cash dividend of $0.54 per outstanding share of common stock. The dividend will be paid on June 11, 2019 to all shareholders of record at the close of business on May 31, 2019 and is expected to total approximately $199.7 million.

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

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	May 4, 2019	May 5, 2018 (1)	$ Change	% Change
Revenue	$1,526,602	$1,563,502	$(36,900)	(2)%
Gross margin %	67.7%	68.6%
Net income	$367,937	$400,328	$(32,391)	(8)%
Net income as a % of revenue	24.1%	25.6%
Diluted EPS	$0.98	$1.06	$(0.08)	(8)%

	Six Months Ended
	May 4, 2019	May 5, 2018 (1)	$ Change	% Change
Revenue	$3,067,703	$3,130,372	$(62,669)	(2)%
Gross margin %	67.6%	68.5%
Net income	$722,943	$693,568	$29,375	4%
Net income as a % of revenue	23.6%	22.2%
Diluted EPS	$1.93	$1.84	$0.09	5%
(1) Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The fiscal year ending November 2, 2019 (fiscal 2019) is a 52-week year and the fiscal year ended November 3, 2018 (fiscal 2018) was a 53-week year. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, the first six months of fiscal 2019 included one less week of operations as compared to the first six months of fiscal 2018.

Revenue Trends by End Market
The following tables summarize revenue by end market for the three- and six-month periods ended May 4, 2019 and May 5, 2018. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	May 4, 2019			May 5, 2018
	Revenue	% of Revenue*	Y/Y%	Revenue (1)	% of Revenue*
Industrial	$763,455	50%	(6)%	$810,732	52%
Automotive	249,765	16%	—%	250,919	16%
Consumer	153,745	10%	(32)%	227,077	15%
Communications	359,637	24%	31%	274,774	18%
Total revenue	$1,526,602	100%	(2)%	$1,563,502	100%

	Six Months Ended
	May 4, 2019			May 5, 2018
	Revenue	% of Revenue*	Y/Y%	Revenue (1)	% of Revenue*
Industrial	$1,488,077	49%	(6)%	$1,590,445	51%
Automotive	511,319	17%	(1)%	515,791	16%
Consumer	362,966	12%	(26)%	491,711	16%
Communications	705,341	23%	32%	532,425	17%
Total revenue	$3,067,703	100%	(2)%	$3,130,372	100%

* The sum of the individual percentages may not equal the total due to rounding.
(1) Balances have been restated to reflect the full retrospective adoption ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Industrial end market revenues decreased in the three-month period ended May 4, 2019, as compared to the same period of the prior fiscal year, primarily as a result of a decrease in demand for products sold into the automation and memory test sectors of this end market, partially offset by an increase in demand for products sold into the aerospace and defense sector of this end market. Consumer end market revenues decreased in the three-month period ended May 4, 2019, as compared to the same period of the prior fiscal year as a result of decreased demand for products used in portable consumer applications. Communications end market revenue increased in the three-month period ended May 4, 2019, as compared to the same period of the prior fiscal year, primarily as a result of an increase in demand for our products sold into the wireless sector and to a lesser extent wireline sector of this end market.
Industrial end market revenues decreased in the six-month period ended May 4, 2019, as compared to the same period of the prior fiscal year, as a result of one less week of operations in the first six months of fiscal 2019, as compared to the first six months of fiscal 2018, and a decrease in demand for products sold into the automation and memory test sectors of this end market, partially offset by an increase in demand for products sold into the aerospace and defense sector of this end market. Consumer end market revenues decreased in the six-month period ended May 4, 2019, as compared to the same period of the prior fiscal year as a result of decreased demand for products used in portable consumer applications and one less week of operations in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018. Communications end market revenue increased in the six-month period ended May 4, 2019, as compared to the same period of the prior fiscal year, as a result of an increase in demand for our products sold into the wireless sector and to a lesser extent wireline sector of this end market, partially offset by one less week of operations in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018.
Revenue by Sales Channel

We sell our products globally through a direct sales force, third party distributors, independent sales representatives and via our website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and some commercial customers. The following table summarizes revenue by channel for the three- and six-month periods ended May 4, 2019 and May 5, 2018:

	Three Months Ended
	May 4, 2019		May 5, 2018
	Revenue	% of Revenue*	Revenue (1)	% of Revenue*
Channel
Distributors	871,510	57%	869,277	56%
Direct customers	638,277	42%	675,188	43%
Other	16,815	1%	19,037	1%
Total revenue	1,526,602	100%	1,563,502	100%

	Six Months Ended
	May 4, 2019		May 5, 2018
	Revenue	% of Revenue*	Revenue (1)	% of Revenue*
Channel
Distributors	1,700,753	55%	1,734,289	55%
Direct customers	1,333,766	43%	1,348,591	43%
Other	33,184	1%	47,492	2%
Total revenue	3,067,703	100%	3,130,372	100%

* The sum of the individual percentages may not equal the total due to rounding.
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Gross Margin

	Three Months Ended				Six Months Ended
	May 4, 2019	May 5, 2018 (1)	$ Change	% Change	May 4, 2019	May 5, 2018 (1)	$ Change	% Change
Gross margin	$1,034,092	$1,072,390	$(38,298)	(4)%	$2,073,748	$2,144,073	$(70,325)	(3)%
Gross margin %	67.7%	68.6%			67.6%	68.5%
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gross margin percentage decreased by 90 basis points in the three- and six-month periods ended May 4, 2019, as compared to the same periods of the prior fiscal year, primarily as a result of lower internal utilization of our wafer fabrication facilities and a higher concentration of our revenue from lower margin products.

Research and Development (R&D)

	Three Months Ended				Six Months Ended
	May 4, 2019	May 5, 2018	$ Change	% Change	May 4, 2019	May 5, 2018	$ Change	% Change
R&D expenses	$285,846	$289,472	$(3,626)	(1)%	$573,228	$578,069	$(4,841)	(1)%
R&D expenses as a % of revenue	18.7%	18.5%			18.7%	18.5%
R&D expenses remained relatively flat in the three-month period ended May 4, 2019, as compared to the same period of the prior fiscal year as decreases in variable compensation expense were partially offset by increases in operational spending and R&D employee and related benefit expenses.
R&D expenses remained relatively flat in the six-month period ended May 4, 2019, as compared to the same period of the prior fiscal year as decreases in variable compensation expense and one less week of operations in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018 were partially offset by increases in operational spending and R&D employee and related benefit expenses.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	May 4, 2019	May 5, 2018	$ Change	% Change	May 4, 2019	May 5, 2018	$ Change	% Change
SMG&A expenses	$163,128	$172,146	$(9,018)	(5)%	$330,470	$349,054	$(18,584)	(5)%
SMG&A expenses as a % of revenue	10.7%	11.0%			10.8%	11.2%
SMG&A expenses decreased in the three month period ended May 4, 2019, as compared to the same period of the prior fiscal year, primarily as a result of decreases in variable compensation expense and acquisition-related costs, partially offset by increases in operational spending and SMG&A employee and related benefit expenses.
SMG&A expenses decreased in the six-month period ended May 4, 2019, as compared to the same period of the prior fiscal year, primarily as a result of decreases in variable compensation expense, acquisition-related costs and one less week of operations in the first six months of fiscal 2019 as compared to the first six months of fiscal 2018, partially offset by increases in operational spending and SMG&A employee and related benefit expenses.
Special Charges
We monitor global macroeconomic conditions on an ongoing basis and continue to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years.
During the first and second quarters of fiscal 2019, we recorded special charges of $20.7 million and $3.6 million, respectively, as a result of organizational initiatives to reposition our global workforce skill set to align with our long-term strategic plan. Approximately $19.8 million of the charges for the first and second quarters of fiscal 2019 was for severance and fringe benefit costs in accordance with either our ongoing benefit plan or statutory requirements for 140 engineering and SMG&A employees. As of May 4, 2019, we still employed 68 of the 140 employees included in this action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefits. The remaining $4.4 million of the charge related to the write off of acquired intellectual property during the first quarter of fiscal 2019 due to our discontinuance of certain product development strategies. We do not expect this action to result in any annual savings.

We recorded special charges of $48.7 million on a cumulative basis through May 4, 2019 as a result of our decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear) of which $5.7 million was recorded in the first six months of fiscal 2019 related to one-time termination benefits for employees included in this action. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits. Employees included in this action must continue to be employed by us until their employment is terminated by us in order to receive the severance benefits.
See Note 6, Special Charges, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q for further information.
Operating Income

	Three Months Ended				Six Months Ended
	May 4, 2019	May 5, 2018	$ Change	% Change	May 4, 2019	May 5, 2018	$ Change	% Change
Operating income	$469,695	$502,554	$(32,859)	(7)%	$925,521	$944,395	$(18,874)	(2)%
Operating income as a % of revenue	30.8%	32.1%			30.2%	30.2%
The year-over-year decrease in operating income in the three-month period ended May 4, 2019 was primarily the result of a $38.3 million decrease in gross margin and a $7.1 million increase in special charges, partially offset by a $9.0 million decrease in SMG&A expenses and a $3.6 million decrease in R&D expenses, as more fully described above under the headings Gross Margin, Special Charges, Selling, Marketing, General and Administrative (SMG&A) and Research and Development (R&D).
The year-over-year decrease in operating income in the six-month period ended May 4, 2019 was primarily the result of a $70.3 million decrease in gross margin, partially offset by a $28.5 million decrease in special charges, a $18.6 million decrease in SMG&A expenses and a $4.8 million decrease in R&D expenses as more fully described above under the headings Gross Margin, Special Charges, Selling, Marketing, General and Administrative (SMG&A), and Research and Development (R&D).
Nonoperating Expense (Income)

	Three Months Ended			Six Months Ended
	May 4, 2019	May 5, 2018	$ Change	May 4, 2019	May 5, 2018	$ Change
Interest expense	$59,701	$64,792	$(5,091)	$118,429	$132,822	$(14,393)
Interest income	(2,928)	(1,912)	(1,016)	(5,616)	(4,004)	(1,612)
Other, net	4,525	(451)	4,976	4,365	105	4,260
Total nonoperating expense (income)	$61,298	$62,429	$(1,131)	$117,178	$128,923	$(11,745)
The year-over-year decrease in nonoperating expense in the three- and six-month periods ended May 4, 2019 was primarily the result of a decrease in interest expense including lower amortized finance fees, which were accelerated as a result of principal repayments related to our 3-year term loan, partially offset by an increase in other, net expenses, primarily resulting from the impairment of an investment recognized in the second quarter of fiscal 2019.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 4, 2019	May 5, 2018 (1)	$ Change	May 4, 2019	May 5, 2018 (1)	$ Change
Provision for income taxes	$40,460	$39,797	$663	$85,400	$121,904	$(36,504)
Effective income tax rate	9.9%	9.0%		10.6%	14.9%
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

The tax rate for the three- and six-month periods ended May 4, 2019 was below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income and as a result of the foreign derived intangible income deduction (FDII), partially offset by the global intangible low-tax income (GILTI) tax. The tax rate for the six-month period also includes the effects of recording deferred tax benefits relating to a one-time set up of our GILTI deferred method election of $5.1 million along with the completion of our accounting for the transition tax which yielded a $7.5 million tax benefit. Our tax rate for the six-month period ended May 5, 2018 was below our then blended U.S. federal statutory tax rate of 23.4%, resulting from the passage of the Tax Cuts and Jobs Act of 2017 (Tax Legislation), primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Additionally, our effective tax rate for the six-month period ended May 5, 2018 also included a provisional estimate for a discrete tax benefit of $639.7 million from remeasuring our U.S. deferred tax liabilities at the lower 21% statutory tax rate. It also included a provisional estimate of the discrete tax charge of $687.1 million from the Tax Legislation’s one-time transition tax associated with our undistributed foreign earnings, comprised of a $751.1 million transitional tax less a deferred tax liability of $64.0 million recorded in prior years.
Additionally, we recorded discrete benefits for excess tax benefits from share-based payments of $16.5 million and $20.8 million in the three- and six-month periods ended May 4, 2019, compared to $8.2 million and $18.2 million in the three- and six-month periods ended May 5, 2018. The full year tax benefit from share-based payments was $26.2 million in fiscal 2018.
Non-U.S. jurisdictions accounted for a significant portion of our total revenues for the six-month periods ended May 4, 2019 and May 5, 2018. This revenue generated outside of the U.S. results in a material portion of our pretax income being taxed outside the U.S. For the six-month period ended May 4, 2019 this pretax income was primarily in Ireland and Singapore, at tax rates ranging from 12.5% to 17% in these jurisdictions. For the six-month period ended May 5, 2018 this pretax income was primarily in Bermuda, Ireland and Singapore, at tax rates ranging from 0% to 12.5% in these jurisdictions.
See Note 12, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended				Six Months Ended
	May 4, 2019	May 5, 2018 (1)	$ Change	% Change	May 4, 2019	May 5, 2018 (1)	$ Change	% Change
Net Income	$367,937	$400,328	$(32,391)	(8)%	$722,943	$693,568	$29,375	4%
Net Income as a % of revenue	24.1%	25.6%			23.6%	22.2%
Diluted EPS	$0.98	$1.06			$1.93	$1.84
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net income decreased in the three-month period ended May 4, 2019, as compared to the same period of the prior fiscal year, as a result of a $32.9 million decrease in operating income and a $0.7 million increase in provision for income taxes, partially offset by a $1.1 million decrease in nonoperating expense.
Net income increased in the six-month period ended May 4, 2019 as compared to the same period of the prior fiscal year, as a result of a $36.5 million decrease in provision for income taxes and a $11.7 million decrease in nonoperating expense, partially offset by a $18.9 million decrease in operating income.

Liquidity and Capital Resources
At May 4, 2019, our principal source of liquidity was $713.6 million of cash and cash equivalents, of which approximately $267.7 million was held in the United States. The balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We continue to assert our intent to reinvest substantially all of our foreign earnings indefinitely. As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States may not be available for repatriation as dividends to the United States in the future. If such funds are needed for U.S. operations, we would be required to accrue and pay foreign withholding taxes and U.S. state income taxes to the extent not already subject to taxation. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.

We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Six Months Ended
	May 4, 2019	May 5, 2018 (1)
Net cash provided by operating activities	$1,042,649	$1,107,182
Net cash provided by operations as a % of revenue	34.0%	35.4%
Net cash used for investing activities	$(170,787)	$(170,490)
Net cash used for financing activities	$(975,069)	$(1,178,171)
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
At May 4, 2019, cash and cash equivalents totaled $713.6 million. The following changes contributed to the net change in cash and cash equivalents in the six-month period ended May 4, 2019 as compared to the same period in fiscal 2018.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
The decrease in cash provided by operating activities during the six-month period ended May 4, 2019, as compared to the same period of the prior fiscal year, was primarily the result of changes in working capital partially offset by higher net income and a reduction in non-cash items primarily related to deferred income tax adjustments related to the Tax Legislation.
Investing Activities
Investing cash flows consist primarily of capital expenditures and cash used for acquisitions. Cash used for investing activities during the six-month period ended May 4, 2019, as compared to the same period of the prior fiscal year, remained flat, as increased capital spending was offset by decreased payments for acquisitions.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of long-term debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The increase in cash related to financing activities during the six-month period ended May 4, 2019, as compared to the same period of the prior fiscal year, was primarily due to a decrease in repayments on our 3-year unsecured term loan, partially offset by less net proceeds from debt issuances and increases in stock repurchases and dividend payments.
Working Capital

	May 4, 2019	November 3, 2018	$ Change	% Change
Accounts receivable, net	$685,978	$639,717	$46,261	7%
Days sales outstanding*	42	40
Inventory	$608,085	$586,760	$21,325	4%
Days cost of sales in inventory*	111	107
* We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balances in our calculation of days sales outstanding and days cost of sales in inventory, respectively. Fiscal 2018 amounts have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Current liabilities increased to $1.4 billion at May 4, 2019 from $1.1 billion at the end of fiscal 2018. The increase was primarily due to an increase of $307.2 million in the current portion of our debt, an increase in income taxes payable of $30.6 million, partially offset by a decrease in accounts payable of $52.7 million.
Debt
As of May 4, 2019, we had $6.0 billion of carrying value outstanding on our long-term debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:

Principal Amount Outstanding
3-Year term loan, due March 2020	$75,000
5-Year term loan, due March 2022	1,350,000
2.85% Senior unsecured notes, due March 2020	300,000
2.90% Senior unsecured notes, due January 2021	450,000
2.50% Senior unsecured notes, due December 2021	400,000
2.875% Senior unsecured notes, due June 2023	500,000
3.125% Senior unsecured notes, due December 2023	550,000
3.90% Senior unsecured notes, due December 2025	850,000
3.50% Senior unsecured notes, due December 2026	900,000
4.50% Senior unsecured notes, due December 2036	250,000
5.30% Senior unsecured notes, due December 2045	400,000
Total debt	$6,025,000
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of May 4, 2019, we were in compliance with these covenants.
Revolving Credit Facility
We have a senior unsecured revolving credit facility with certain institutional lenders that expires on July 10, 2020. The agreement for such revolving credit facility (Credit Agreement) provides that we may borrow up to $1.0 billion. In December 2018 we borrowed $75.0 million under this revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. We repaid the $75 million plus interest of $0.2 million in January 2019. We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 4.5 to 1.0. The debt covenant is being reduced over time to 3.0 to 1.0, which began in May 2018. As of May 4, 2019, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $8.2 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of May 4, 2019, we had repurchased a total of approximately 152.0 million shares of our common stock for approximately $5.8 billion under this program. As of May 4, 2019, an additional $2.3 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also, from time to time, repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options.

Capital Expenditures
Net additions to property, plant and equipment were $166.2 million in the first six months of fiscal 2019 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2019 to be approximately 5% of fiscal 2019 revenue. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On May 21, 2019, our Board of Directors declared a cash dividend of $0.54 per outstanding share of common stock. The dividend will be paid on June 11, 2019 to all shareholders of record at the close of business on May 31, 2019 and is expected to total approximately $199.7 million. We currently expect quarterly dividends to continue at $0.54 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
There have not been any material changes during the six-month period ended May 4, 2019 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 3, 2018.

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

Critical Accounting Policies and Estimates
Except for the accounting policy for revenue recognition that was updated as a result of adopting ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), there were no other material changes in the six-month period ended May 4, 2019 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended November 3, 2018.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
Based on the $1.4 billion of floating rate debt outstanding as of May 4, 2019, our annual interest expense would change by approximately $14.3 million for each 100 basis point increase in interest rates.
There were no other material changes in the six-month period ended May 4, 2019 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended November 3, 2018.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 4, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 4, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 4, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
the effects of issued, threatened or retaliatory government sanctions, trade barriers or economic restrictions, changes in law, regulations or other restrictions, including executive orders, changes in import and export regulations, export classifications or changes in duties and tariffs, particularly with respect to China;

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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first six months of the fiscal year ending November 2, 2019 was below our U.S. federal statutory rate of 21%. It was also below our blended U.S. federal statutory tax rate of 23.4% for the fiscal year ended November 3, 2018. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide, including our current transfer pricing appeal in Ireland; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
Our ability to make payments of principal and interest on our indebtedness when due, including the significant indebtedness that we incurred in connection with the Acquisition, depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:

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
If we are unable to successfully address these risks, we may not realize some or all of the expected benefits of our acquisitions, which may have an adverse effect on our business strategy, plans and operating results.
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

•
trade policy, trade, travel, export or taxation disputes or restrictions, government sanctions, import or export tariffs, changes to export classifications or other restrictions imposed by the U.S. government or by the governments of the countries in which we do business, particularly in China;

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
Many of these risks are present in China. While we expect to continue to expand our business and operations in China, our success in the Chinese markets may be adversely affected by China’s continuously evolving policies, laws and regulations, including those relating to trade, taxation, import and export tariffs or restrictions, currency controls, antitrust, cybersecurity and data protection, the environment, indigenous innovation and the promotion of a domestic semiconductor industry, and intellectual property rights and enforcement and protection of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies, international trade policies and relations, or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions on imports or exports, currency revaluations, or retaliatory actions , which could have an adverse effect on our business plans and operating results.
At May 4, 2019, our principal source of liquidity was $713.6 million of cash and cash equivalents, of which approximately $267.7 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. We continue to assert our intent to reinvest substantially all of our foreign earnings indefinitely.

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
Effective November 4, 2018, all distributor sales are recognized upon shipment to the distributor under Accounting Standards Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09). We are now required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. If our estimates of such credits and rights are materially understated, it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 3, 2019 through March 2, 2019	46,582	$106.54	37,402	$2,393,976,912
March 3, 2019 through March 30, 2019	496,726	$107.03	186,056	$2,373,997,691
March 31, 2019 through May 4, 2019	381,298	$113.80	342,620	$2,335,008,817
Total	924,606	$109.80	566,078	$2,335,008,817

(a)
Includes 358,528 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.

(b)
The average price paid for shares in connection with vesting of restricted stock units/awards are averages of the closing stock price at the vesting date which is used to calculate the number of shares to be withheld.

(c)
Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions in an aggregate amount of up to $8.2 billion. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1†	Form of Relative TSR Performance Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan
10.2†	Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	XBRL Schema Document.**
101.CAL	XBRL Calculation Linkbase Document.**
101.LAB	XBRL Labels Linkbase Document.**
101.PRE	XBRL Presentation Linkbase Document.**
101.DEF	XBRL Definition Linkbase Document.**
†	Filed or furnished herewith.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended May 4, 2019 and May 5, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 4, 2019 and May 5, 2018, (iii) Condensed Consolidated Balance Sheets at May 4, 2019 and November 3, 2018, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended May 4, 2019 and May 5, 2018, (v) Condensed Consolidated Statements of Cash Flows for the six months ended May 4, 2019 and May 5, 2018 and (vi) Notes to Condensed Consolidated Financial Statements for the three and six months ended May 4, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: May 22, 2019	By:	/s/ Vincent Roche
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2019	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)