Form 10-Q
period 2019-08-03
ANALOG DEVICES INC
filed 2019-08-21
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of August 3, 2019 there were 369,406,136 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 3, 2019	August 4, 2018 (2)	August 3, 2019	August 4, 2018 (2)
Revenue	$1,480,143	$1,558,189	$4,547,846	$4,688,561
Cost of sales (1)	482,332	497,631	1,476,287	1,483,930
Gross margin	997,811	1,060,558	3,071,559	3,204,631
Operating expenses:
Research and development (1)	280,102	291,642	853,330	869,711
Selling, marketing, general and administrative (1)	162,825	171,487	493,295	520,541
Amortization of intangibles	107,231	107,409	321,816	321,557
Special charges	927	1,069	30,871	59,476
	551,085	571,607	1,699,312	1,771,285
Operating income	446,726	488,951	1,372,247	1,433,346
Nonoperating expense (income):
Interest expense	59,871	61,665	178,300	194,487
Interest income	(2,625)	(2,588)	(8,241)	(6,592)
Other, net	(78)	(632)	4,287	(527)
	57,168	58,445	174,346	187,368
Income before income taxes	389,558	430,506	1,197,901	1,245,978
Provision for income taxes	27,184	21,949	112,584	143,853
Net income	$362,374	$408,557	$1,085,317	$1,102,125
Shares used to compute earnings per common share – basic	369,533	371,315	369,160	370,211
Shares used to compute earnings per common share – diluted	373,077	375,815	372,967	374,880
Basic earnings per common share	$0.98	$1.10	$2.93	$2.97
Diluted earnings per common share	$0.97	$1.08	$2.90	$2.93
(1) Includes stock-based compensation expense as follows:
Cost of sales	$5,247	$5,734	$15,720	$13,775
Research and development	$18,802	$18,018	$57,294	$59,764
Selling, marketing, general and administrative	$12,049	$13,143	$39,706	$40,172
(2) Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.
See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (in thousands)

	Three Months Ended		Nine Months Ended
	August 3, 2019	August 4, 2018 (1)	August 3, 2019	August 4, 2018 (1)
Net income	$362,374	$408,557	$1,085,317	$1,102,125
Foreign currency translation adjustments	(4,021)	(9,345)	(4,133)	(2,593)
Change in fair value of available-for-sale securities	(5)	2	10	5
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $14,574, $847, $24,757 and $476, respectively)	(54,811)	(4,378)	(92,661)	(2,641)
Changes in pension plans including transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $60, $96, $186 and $298, respectively)	1,185	1,266	1,551	1,122
Other comprehensive loss	(57,652)	(12,455)	(95,233)	(4,107)
Comprehensive income	$304,722	$396,102	$990,084	$1,098,018
(1) Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.

See accompanying notes.

ANALOG DEVICES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in thousands, except share and per share amounts)

	August 3, 2019	November 3, 2018 (1)
ASSETS
Current Assets
Cash and cash equivalents	$612,164	$816,591
Accounts receivable	689,976	639,717
Inventories (2)	638,305	586,760
Prepaid expenses and other current assets	66,613	69,058
Total current assets	2,007,058	2,112,126
Property, Plant and Equipment, at Cost
Land and buildings	926,112	873,186
Machinery and equipment	2,594,832	2,478,032
Office equipment	84,487	76,233
Leasehold improvements	154,316	100,374
	3,759,747	3,527,825
Less accumulated depreciation and amortization	2,538,555	2,373,497
Net property, plant and equipment	1,221,192	1,154,328
Other Assets
Deferred compensation plan investments	45,778	39,853
Other investments	32,290	28,730
Goodwill	12,247,888	12,252,604
Intangible assets, net	4,346,377	4,778,192
Deferred tax assets	1,606,267	9,665
Other assets	59,800	62,868
Total other assets	18,338,400	17,171,912
	$21,566,650	$20,438,366
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$220,230	$260,919
Income taxes payable	173,917	93,722
Debt, current	411,434	67,000
Accrued liabilities	678,099	630,107
Total current liabilities	1,483,680	1,051,748
Non-current liabilities
Long-term debt	5,278,643	6,265,674
Deferred income taxes	2,171,029	990,409
Deferred compensation plan liability	45,778	39,846
Income taxes payable	649,228	710,179
Other non-current liabilities	148,055	112,337
Total non-current liabilities	8,292,733	8,118,445
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 369,406,136 shares outstanding (370,159,553 on November 3, 2018)	61,569	61,694
Capital in excess of par value	5,060,586	5,282,222
Retained earnings	6,821,755	5,982,697
Accumulated other comprehensive loss	(153,673)	(58,440)
Total shareholders’ equity	11,790,237	11,268,173
	$21,566,650	$20,438,366

(1)
Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.

(2)	Includes $7,091 and $7,128 related to stock-based compensation at August 3, 2019 and November 3, 2018, respectively.
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended August 3, 2019
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, MAY 4, 2019	369,761	$61,628	$5,117,202	$6,659,449	$(96,021)
Net income				362,374
Dividends declared and paid - $0.54 per share				(200,068)
Issuance of stock under stock plans and other	667	111	19,117
Stock-based compensation expense			36,098
Other comprehensive loss					(57,652)
Common stock repurchased	(1,022)	(170)	(111,831)
BALANCE, AUGUST 3, 2019	369,406	$61,569	$5,060,586	$6,821,755	$(153,673)

	Nine Months Ended August 3, 2019
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, NOVEMBER 3, 2018 (1)	370,160	$61,694	$5,282,222	$5,982,697	$(58,440)
Effect of Accounting Standards Update 2016-16 (see Note 1)				331,026
Net income				1,085,317
Dividends declared and paid - $1.56 per share				(577,285)
Issuance of stock under stock plans and other	3,807	635	105,500
Stock-based compensation expense			112,720
Other comprehensive loss					(95,233)
Common stock repurchased	(4,561)	(760)	(439,856)
BALANCE, AUGUST 3, 2019	369,406	$61,569	$5,060,586	$6,821,755	$(153,673)

(1)
Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended August 4, 2018
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, MAY 5, 2018 (1)	370,897	$61,817	$5,362,608	$5,527,591	$(53,011)
Net income				408,557
Dividends declared and paid - $0.48 per share				(178,890)
Issuance of stock under stock plans and other	893	149	22,652
Stock-based compensation expense			36,895
Other comprehensive loss					(12,455)
Common stock repurchased	(120)	(20)	(11,933)
BALANCE, AUGUST 4, 2018	371,670	$61,946	$5,410,222	$5,757,258	$(65,466)

	Nine Months Ended August 4, 2018
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, OCTOBER 28, 2017 (1)	368,636	$61,441	$5,250,519	$5,179,024	$(61,359)
Net income				1,102,125
Dividends declared and paid - $1.41 per share				(523,891)
Issuance of stock under stock plans and other	3,468	578	87,780
Stock-based compensation expense			113,711
Other comprehensive loss					(4,107)
Common stock repurchased	(434)	(73)	(41,788)
BALANCE, AUGUST 4, 2018	371,670	$61,946	$5,410,222	$5,757,258	$(65,466)

(1)
Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	August 3, 2019	August 4, 2018 (1)
Cash flows from operating activities:
Net income	$1,085,317	$1,102,125
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	179,041	169,651
Amortization of intangibles	427,046	428,222
Stock-based compensation expense	112,720	113,711
Non-cash portion of special charge	4,367	—
Deferred income taxes	(55,444)	(711,484)
Other non-cash activity	26,701	22,019
Changes in operating assets and liabilities	(184,552)	603,676
Total adjustments	509,879	625,795
Net cash provided by operating activities	1,595,196	1,727,920
Cash flows from investing activities:
Additions to property, plant and equipment	(224,297)	(168,872)
Payments for acquisitions, net of cash acquired	—	(52,839)
Changes in other assets	(5,132)	(3,268)
Net cash used for investing activities	(229,429)	(224,979)
Cash flows from financing activities:
Proceeds from debt	1,250,000	743,778
Early termination of debt	(1,250,000)	—
Proceeds from revolver	75,000	—
Payments on revolver	(75,000)	—
Debt repayments	(650,000)	(2,050,000)
Dividend payments to shareholders	(577,285)	(523,891)
Repurchase of common stock	(440,616)	(41,861)
Proceeds from employee stock plans	106,135	88,358
Changes in other financing activities	(7,918)	6,320
Net cash used for financing activities	(1,569,684)	(1,777,296)
Effect of exchange rate changes on cash	(510)	(908)
Net decrease in cash and cash equivalents	(204,427)	(275,263)
Cash and cash equivalents at beginning of period	816,591	1,047,838
Cash and cash equivalents at end of period	$612,164	$772,575
(1) Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements.
See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 3, 2019
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
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2019 is a 52-week fiscal year and fiscal 2018 was a 53-week fiscal year. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, the first nine months of fiscal 2019 included one less week of operations as compared to the first nine months of fiscal 2018. Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2019 presentation.
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

Condensed Consolidated Statement of Income	Three Months Ended August 4, 2018
	As Reported	Impact of Adoption	As Adjusted
Revenue	$1,572,679	$(14,490)	$1,558,189
Cost of sales	502,033	(4,402)	497,631
Gross margin	1,070,646	(10,088)	1,060,558
Operating expenses:
Research and development	291,642	—	291,642
Selling, marketing, general and administrative	171,487	—	171,487
Amortization of intangibles	107,409	—	107,409
Special charges	1,069	—	1,069
	571,607	—	571,607
Operating income	499,039	(10,088)	488,951
Nonoperating expense (income):
Interest expense	61,665	—	61,665
Interest income	(2,588)	—	(2,588)
Other, net	(632)	—	(632)
	58,445	—	58,445
Income before income taxes	440,594	(10,088)	430,506
Provision for income taxes	26,130	(4,181)	21,949
Net income	$414,464	$(5,907)	$408,557
Shares used to compute earnings per common share – basic	371,315	—	371,315
Shares used to compute earnings per common share – diluted	375,815	—	375,815
Basic earnings per common share (1)	$1.11	$(0.02)	$1.10
Diluted earnings per common share (1)	$1.10	$(0.02)	$1.08

(1) The sum of the per share amounts may not equal the total due to rounding.

Condensed Consolidated Statement of Income	Nine Months Ended August 4, 2018
	As Reported	Impact of Adoption	As Adjusted
Revenue	$4,604,356	$84,205	$4,688,561
Cost of sales	1,464,708	19,222	1,483,930
Gross margin	3,139,648	64,983	3,204,631
Operating expenses:
Research and development	869,711	—	869,711
Selling, marketing, general and administrative	520,541	—	520,541
Amortization of intangibles	321,557	—	321,557
Special charges	59,476	—	59,476
	1,771,285	—	1,771,285
Operating income	1,368,363	64,983	1,433,346
Nonoperating expense (income):
Interest expense	194,487	—	194,487
Interest income	(6,592)	—	(6,592)
Other, net	(527)	—	(527)
	187,368	—	187,368
Income before income taxes	1,180,995	64,983	1,245,978
Provision for income taxes	118,528	25,325	143,853
Net income	$1,062,467	$39,658	$1,102,125
Shares used to compute earnings per common share – basic	370,211	—	370,211
Shares used to compute earnings per common share – diluted	374,880	—	374,880
Basic earnings per common share	$2.86	$0.11	$2.97
Diluted earnings per common share	$2.82	$0.11	$2.93
The impact on the Company's previously reported condensed consolidated balance sheet line items is as follows:

	November 3, 2018
	As Reported	Impact of Adoption	As Adjusted
Deferred tax assets	$21,078	$(11,413)	$9,665
Deferred income on shipments to distributors, net	$487,417	$(487,417)	$—
Accrued liabilities	$497,080	$133,027	$630,107
Deferred income taxes	$927,065	$63,344	$990,409
Retained earnings	$5,703,064	$279,633	$5,982,697

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

Note 2 – Revenue Recognition
Revenue Recognition Policy: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to achieve a consistent application of revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. As a result of the adoption of ASU 2014-09, at the beginning of the first quarter of fiscal 2019, the Company revised its revenue recognition policy. The Company now recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Under ASU 2014-09, the Company recognizes revenue when all of the following criteria are met: (1) the Company has entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of the Company's shipping terms permit the Company to recognize revenue at point of shipment or delivery. Certain shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, the Company defers the revenue recognized until title has passed. Shipping costs are charged to selling, marketing, general and administrative expense as incurred. Sales taxes are excluded from revenue.
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

Note 3 – Stock-Based Compensation and Shareholders' Equity
A summary of the Company’s stock option activity as of August 3, 2019 and changes during the three- and nine-month periods then ended is presented below:

Activity During The Three Months Ended August 3, 2019	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at May 4, 2019	5,822	$64.99
Options granted	14	$108.06
Options exercised	(360)	$54.07
Options forfeited	(85)	$85.29
Options outstanding at August 3, 2019	5,391	$65.51	6.1	$254,294
Options exercisable at August 3, 2019	3,117	$55.04	5.0	$179,685
Options vested or expected to vest at August 3, 2019 (1)	5,227	$64.90	6.1	$249,744

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Activity During The Nine Months Ended August 3, 2019	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding at November 3, 2018	7,297	$58.42
Options granted	454	$107.11
Options exercised	(2,168)	$49.38
Options forfeited	(187)	$78.03
Options expired	(5)	$21.97
Options outstanding at August 3, 2019	5,391	$65.51

During the three- and nine-month periods ended August 3, 2019, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $21.0 million and $120.7 million, respectively, and the total amount of proceeds received by the Company from the exercise of these options was $19.2 million and $106.1 million, respectively.
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

A summary of the Company’s restricted stock unit/award activity as of August 3, 2019 and changes during the three- and nine-month periods then ended is presented below:

Activity During The Three Months Ended August 3, 2019	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at May 4, 2019	4,978	$85.49
Units/Awards granted	96	$95.68
Restrictions lapsed	(304)	$79.38
Forfeited	(90)	$81.62
Restricted stock units/awards outstanding at August 3, 2019	4,680	$86.17

Activity During The Nine Months Ended August 3, 2019	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at November 3, 2018	5,289	$77.54
Units/Awards granted	1,296	$97.88
Restrictions lapsed	(1,635)	$68.49
Forfeited	(270)	$79.55
Restricted stock units/awards outstanding at August 3, 2019	4,680	$86.17
As of August 3, 2019, there was $358.4 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units/awards. That cost is expected to be recognized over a weighted-average period of 1.54 years. The total grant-date fair value of shares that vested during the three- and nine-month periods ended August 3, 2019 was approximately $24.6 million and $131.0 million, respectively. The total grant-date fair value of shares that vested during the three- and nine-month periods ended August 4, 2018 was approximately $28.2 million and $112.7 million, respectively.
Common Stock Repurchases
As of August 3, 2019, the Company had repurchased a total of approximately 152.9 million shares of its common stock for approximately $5.9 billion under the Company's share repurchase program. As of August 3, 2019, an additional $2.2 billion remains available for repurchase of shares under the current authorized program.

Note 4 – Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in accumulated other comprehensive income (loss) (OCI) by component and the related tax effects during the first nine months of fiscal 2019.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivatives	Pension plans	Total
November 3, 2018	$(28,711)	$(10)	$(14,355)	$(15,364)	$(58,440)
Other comprehensive income (loss) before reclassifications	(4,133)	10	(124,532)	983	(127,672)
Amounts reclassified out of other comprehensive income (loss)	—	—	7,114	754	7,868
Tax effects	—	—	24,757	(186)	24,571
Other comprehensive income (loss)	(4,133)	10	(92,661)	1,551	(95,233)
August 3, 2019	$(32,844)	$—	$(107,016)	$(13,813)	$(153,673)

The amounts reclassified out of accumulated OCI into the Condensed Consolidated Statement of Income with presentation location during each period were as follows:

	Three Months Ended		Nine Months Ended
Comprehensive Income Component	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$185	$988	$1,382	$(877)	Cost of sales
	652	514	2,270	(1,269)	Research and development
	617	526	2,488	(1,230)	Selling, marketing, general and administrative
Interest rate derivatives	464	(789)	974	(632)	Interest expense
	1,918	1,239	7,114	(4,008)	Total before tax
	(384)	(401)	(1,187)	74	Tax
	$1,534	$838	$5,927	$(3,934)	Net of tax

Amortization of pension components
Transition obligation	$—	$3	$—	$7	(a)
Prior service credit	—	—	—	1	(a)
Actuarial losses	243	394	754	1,226	(a)
	243	397	754	1,234	Total before tax
	(60)	(96)	(186)	(298)	Tax
	$183	$301	$568	$936	Net of tax

Total amounts reclassified out of accumulated other comprehensive income (loss), net of tax	$1,717	$1,139	$6,495	$(2,998)
______________
(a) The amortization of pension components is included in the computation of net periodic pension cost. For further information see Note 11, Retirement Plans, in the Notes to Consolidated Financial Statements in Item 8 of the Annual Report on Form 10-K for the fiscal year ended November 3, 2018.
The Company estimates $2.1 million, net of tax, of losses of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months.
As of August 3, 2019, the Company held 8 investment securities, 6 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $30.0 million. As of November 3, 2018, the Company held 15 investment securities, 15 of which were in an unrealized loss position with immaterial gross unrealized losses and an aggregate fair value of $205.0 million. These unrealized losses were primarily related to corporate obligations that earn lower interest rates than current market rates. None of these investments have been in a loss position for more than twelve months. As the Company does not intend to sell these investments and it is unlikely that the Company will be required to sell the investments before recovery of their amortized basis, which will be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at August 3, 2019 and November 3, 2018.
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 3, 2019	August 4, 2018 (1)	August 3, 2019	August 4, 2018 (1)

Net Income	$362,374	$408,557	$1,085,317	$1,102,125
Less: income allocated to participating securities	812	1,526	2,750	4,439
Net income allocated to common stockholders	$361,562	$407,031	$1,082,567	$1,097,686

Basic shares:
Weighted-average shares outstanding	369,533	371,315	369,160	370,211
Earnings per common share basic:	$0.98	$1.10	$2.93	$2.97
Diluted shares:
Weighted-average shares outstanding	369,533	371,315	369,160	370,211
Assumed exercise of common stock equivalents	3,544	4,500	3,807	4,669
Weighted-average common and common equivalent shares	373,077	375,815	372,967	374,880
Earnings per common share diluted:	$0.97	$1.08	$2.90	$2.93
Anti-dilutive shares related to:
Outstanding share-based awards	446	810	963	1,424
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

The following table is a roll-forward from November 3, 2018 to August 3, 2019 of the employee separation and exit cost accruals established related to these actions:

Accrued Restructuring	Closure of Manufacturing Facilities	Reduction of Operating Costs Action	Early Retirement Action	Repositioning Action
Balance at November 3, 2018	$42,974	$5,255	$9,897	$—
First quarter fiscal 2019 special charges	1,127	—	—	20,655
Severance and other payments	—	(2,489)	(2,766)	(1,051)
Non-cash impairment charge	—	—	—	(4,367)
Effect of foreign currency on accrual	(14)	4	—	(2)
Balance at February 2, 2019	$44,087	$2,770	$7,131	$15,235
Second quarter fiscal 2019 special charges	4,593	—	—	3,569
Severance and other payments	—	(909)	(1,641)	(3,782)
Effect of foreign currency on accrual	(18)	—	—	(9)
Balance at May 4, 2019	$48,662	$1,861	$5,490	$15,013
Third quarter fiscal 2019 special charges	927	—	—	—
Severance and other payments	—	(596)	(583)	(4,321)
Effect of foreign currency on accrual	(84)	—	—	(5)
Balance at August 3, 2019	$49,505	$1,265	$4,907	$10,687
Current - accrued liabilities	$—	$1,265	$4,907	$10,687
Other non-current liabilities	$49,505	$—	$—	$—

Repositioning Action
During the first and second quarters of fiscal 2019, the Company recorded special charges of $20.7 million and $3.6 million, respectively, as a result of organizational initiatives to reposition the Company's global workforce skill set to align with the Company's long-term strategic plan. Approximately $19.8 million of the total charges for the first and second quarters of fiscal 2019 were for severance and fringe benefit costs in accordance with either the Company's ongoing benefit plan or statutory requirements for 140 engineering and selling, marketing, general and administrative (SMG&A) employees. As of August 3, 2019, the Company still employed 18 of the 140 employees included in this action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefits. The remaining $4.4 million of the charges related to the write-off of acquired intellectual property during the first quarter of fiscal 2019 due to the Company's decision to discontinue certain product development strategies.

Closure of Manufacturing Facilities
The Company recorded special charges of $51.1 million on a cumulative basis through August 3, 2019 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear). Over the next one to three years, the Company plans to close its Hillview wafer fabrication facility located in Milpitas, California and its Singapore test facility. The Company intends to transfer Hillview wafer fabrication production to its other internal facilities and to external foundries. In addition, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, in addition to its outsourced assembly and test partners. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations, and one-time termination benefits for 1,249 manufacturing, engineering and SMG&A employees. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits. Employees included in this action must continue to be employed by the Company until their employment is terminated by the Company in order to receive the severance benefits.

Note 7 – Segment Information
The Company designs, develops, manufactures and markets a broad range of ICs. The Company operates and tracks its results in one reportable segment based on the aggregation of eight operating segments. The Chief Executive Officer has been identified as the Company's Chief Operating Decision Maker.

Revenue Trends by End Market
The following table summarizes revenue by end market for the three- and nine-month periods ended August 3, 2019 and August 4, 2018. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data and the Company's methodology evolve and improve, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	August 3, 2019			August 4, 2018
	Revenue	% of Revenue*	Y/Y%	Revenue (1)	% of Revenue*
Industrial	$752,529	51%	(4)%	$786,618	50%
Automotive	227,760	15%	(9)%	251,396	16%
Consumer	183,399	12%	(18)%	224,549	14%
Communications	316,455	21%	7%	295,626	19%
Total revenue	$1,480,143	100%	(5)%	$1,558,189	100%

	Nine Months Ended
	August 3, 2019			August 4, 2018
	Revenue	% of Revenue*	Y/Y%	Revenue (1)	% of Revenue*
Industrial	$2,260,907	50%	(5)%	$2,386,708	51%
Automotive	706,531	16%	(8)%	765,385	16%
Consumer	557,097	12%	(21)%	705,690	15%
Communications	1,023,311	23%	23%	830,778	18%
Total revenue	$4,547,846	100%	(3)%	$4,688,561	100%

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

The following tables summarize revenue by channel for the three- and nine-month periods ended August 3, 2019 and August 4, 2018:

	Three Months Ended
	August 3, 2019		August 4, 2018
Channel	Revenue	% of Revenue*	Revenue (1)	% of Revenue*
Distributors	$863,055	58%	$856,504	55%
Direct customers	600,609	41%	687,151	44%
Other	16,479	1%	14,534	1%
Total revenue	$1,480,143	100%	$1,558,189	100%

	Nine Months Ended
	August 3, 2019		August 4, 2018
Channel	Revenue	% of Revenue*	Revenue (1)	% of Revenue*
Distributors	$2,563,807	56%	$2,590,792	55%
Direct customers	1,934,376	43%	2,035,743	43%
Other	49,663	1%	62,026	1%
Total revenue	$4,547,846	100%	$4,688,561	100%

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of August 3, 2019 and November 3, 2018. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of August 3, 2019 and November 3, 2018, the Company held $250.7 million and $217.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	August 3, 2019
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$321,499	$—	$321,499
Corporate obligations (1)	—	39,968	39,968
Other assets:
Deferred compensation investments	46,888	—	46,888
Total assets measured at fair value	$368,387	$39,968	$408,355
Liabilities
Forward foreign currency exchange contracts (2)	—	3,746	3,746
Interest rate derivatives	—	121,754	121,754
Total liabilities measured at fair value	$—	$125,500	$125,500

(1)	The amortized cost of the Company’s investments classified as available-for-sale as of August 3, 2019 was $40.0 million.

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

	August 3, 2019		November 3, 2018
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan, due March 2022	$1,125,000	$1,125,000	$—	$—
3-Year term loan, due March 2020	—	—	425,000	425,000
5-Year term loan, due March 2022	—	—	1,350,000	1,350,000
2.85% Senior unsecured notes, due March 2020	300,000	301,375	300,000	298,147
2.95% Senior unsecured notes, due January 2021	450,000	455,147	450,000	444,568
2.50% Senior unsecured notes, due December 2021	400,000	403,714	400,000	386,375
2.875% Senior unsecured notes, due June 2023	500,000	512,529	500,000	479,189
3.125% Senior unsecured notes, due December 2023	550,000	568,844	550,000	529,120
3.90% Senior unsecured notes, due December 2025	850,000	921,161	850,000	829,611
3.50% Senior unsecured notes, due December 2026	900,000	944,452	900,000	848,027
4.50% Senior unsecured notes, due December 2036	250,000	273,838	250,000	232,627
5.30% Senior unsecured notes, due December 2045	400,000	494,982	400,000	407,984
Total debt	$5,725,000	$6,001,042	$6,375,000	$6,230,648

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of August 3, 2019 and November 3, 2018 was $195.1 million and $194.4 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s condensed consolidated balance sheets as of August 3, 2019 and November 3, 2018 was as follows:

		Fair Value At
	Balance Sheet Location	August 3, 2019	November 3, 2018
Forward foreign currency exchange contracts	Accrued liabilities	$2,812	$6,934

Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of August 3, 2019 and November 3, 2018, the total notional amount of these undesignated hedges was $70.6 million and $40.6 million, respectively. The fair value of these hedging instruments in the Company’s condensed consolidated balance sheets was immaterial as of August 3, 2019 and November 3, 2018.
All the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's condensed consolidated balance sheet on a net basis. As of August 3, 2019 and November 3, 2018, none of the netting arrangements involved collateral.
The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's condensed consolidated balance sheet:

	August 3, 2019	November 3, 2018
Gross amount of recognized liabilities	$(5,866)	$(8,054)
Gross amounts of recognized assets offset in the condensed consolidated balance sheet	2,120	904
Net liabilities presented in the condensed consolidated balance sheet	$(3,746)	$(7,150)

Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of these changes. In the first quarter of fiscal 2019, the Company entered into an interest rate swap agreement which locked in the interest rate for up to $1.0 billion in future debt issuances. The interest rate swap agreement was designated and qualified as a cash flow hedge. The fair value of this hedge was $121.8 million as of August 3, 2019 and is included within accrued liabilities in the Company's condensed consolidated balance sheets.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of August 3, 2019 and November 3, 2018, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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

Note 10 – Debt

Term Loan Agreement

On June 28, 2019, the Company entered into a term loan credit agreement (Term Loan Agreement) with the Company as the borrower and JPMorgan Chase Bank, N.A. as administrative agent and the other banks identified therein as lenders, for an unsecured term loan facility in the principal amount of $1.25 billion, maturing on March 10, 2022. Loans under the term loan facility bear interest, at the Company’s option, at either a rate equal to (a) the Adjusted LIBO Rate (as defined in the Term Loan Agreement) plus a margin based on the Company’s debt rating or (b) the Base Rate (defined as the highest of (i) the prime rate, (ii) the NYFRB Rate (as defined in the Term Loan Agreement) plus .50%, and (iii) one month Adjusted LIBO Rate plus 1.00%) plus a margin based on the Company’s debt rating.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. The events of default include, among others, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, cross-defaults to certain other indebtedness, insolvency or bankruptcy, customary ERISA defaults or the occurrence of a change of control. The negative covenants include limitations on liens, indebtedness of non-guarantor subsidiaries and mergers and other fundamental changes, among others. The Term Loan Agreement also requires the Company to maintain a consolidated leverage ratio of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) for a trailing twelve-month period of not greater than 4.0 to 1.0. The covenant will be reduced to 3.5 to 1.0 beginning in fiscal year 2020, assuming the Company does not undertake any significant acquisitions, mergers, and other fundamental changes. Should such a change occur, the Company may be authorized to increase the covenant back to 4.0 to 1.0.  As of August 3, 2019, the Company was compliant with these covenants.

The Company used the proceeds from the new term loan facility to satisfy the obligations under its then-outstanding 3-year and 5-year term loan facilities.  The 3-year unsecured term loan facility was scheduled to mature on March 10, 2020, and the 5-year unsecured term loan facility was scheduled to mature on March 10, 2022. In addition, prior to the refinancing, the Company made additional principal payments on its then-outstanding term loans including $350.0 million paid in the first and second quarters of fiscal 2019 and $75.0 million paid in the third quarter of fiscal 2019 related to the former 3-year term loan and $100.0 million paid in the third quarter of fiscal 2019 related to the 5-year term loan. Following the refinancing, in the third quarter of fiscal 2019, the Company made additional principal payments on the term loan facility in the amount of $125.0 million. These amounts were not contractually due under the terms of the respective term loan agreements.

Revolving Credit Agreement

On June 28, 2019, the Company entered into a second amended and restated revolving credit agreement (Revolving Credit Agreement) with the Company as borrower and Bank of America, N.A. as administrative agent and the other banks identified therein as lenders, which further amended and restated its amended and restated revolving credit agreement dated as of September 23, 2016. The Revolving Credit Agreement provides for a five year unsecured revolving credit facility in an aggregate principal amount of up to $1.25 billion, expiring on June 28, 2024. The Revolving Credit Agreement is subject to two one-year extension options at the request of the Company and with the consent of the lenders. To date, the Company has not borrowed under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes.

Revolving loans under the Revolving Credit Agreement (other than swing line loans) bear interest, at the Company's option, at either a rate equal to (a) the Eurocurrency Rate (as defined in the Revolving Credit Agreement) plus a margin based on the Company’s debt rating or (b) the Base Rate (defined as the highest of (i) the Federal Funds Rate (as defined in the Revolving Credit Agreement) plus .50%, (ii) Bank of America’s prime rate, and (iii) the Eurocurrency Rate plus 1.00%) plus a margin based on the Company’s debt rating. The Revolving Credit Agreement includes a multicurrency borrowing feature for certain specified foreign currencies. The Company will guarantee the obligations of each subsidiary that is named a designated borrower under the Revolving Credit Agreement.

The Revolving Credit Agreement contains the customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries as summarized above for the Term Loan Agreement.

In December 2018, the Company borrowed $75.0 million under its previously existing revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. The Company repaid the $75.0 million plus interest of $0.2 million in January 2019.

Note 11 – Inventories
Inventories at August 3, 2019 and November 3, 2018 were as follows:

	August 3, 2019	November 3, 2018
Raw materials	$36,966	$30,511
Work in process	416,327	375,908
Finished goods	185,012	180,341
Total inventories	$638,305	$586,760

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
The Company completed its accounting for the income tax effects of the Tax Legislation during the first quarter of fiscal 2019, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118. As of August 3, 2019, the U.S. Treasury Department and the Internal Revenue Service (IRS) are still in the process of issuing various regulations relating to the Tax Legislation. Furthermore, there is a possibility that Congress could enact technical corrections to the Tax Legislation in the future. Accordingly, future adjustments to the financial statements may be necessary depending upon the substance of the final regulations, when issued.

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

The Company has numerous income tax audits ongoing at any time throughout the world, including an IRS audit for Linear’s pre-acquisition fiscal years 2015, 2016 and 2017, various U.S. state and local tax audits, and international audits including the transfer pricing audit in Ireland discussed below.
Except for the Linear pre-acquisition audit year, the Company’s U.S. federal tax returns prior to the fiscal year ended October 29, 2016 are no longer subject to examination.
The Company’s Ireland tax returns prior to the fiscal year ended November 2, 2013 are no longer subject to examination. During the fourth quarter of fiscal 2018, the Company’s Irish tax resident subsidiary received an assessment for fiscal 2013 of approximately €43.0 million, or $47.8 million (as of August 3, 2019), from the Irish Revenue Commissioners (Irish Revenue). This assessment excludes any penalties and interest.  The assessment claims that the Company’s Irish entity failed to conform to 2010 OECD Transfer Pricing Guidelines. The Company strongly disagrees with the assessment and maintains that its transfer pricing is appropriate. Therefore, the Company has not recorded any additional tax liability related to fiscal 2013 or any other periods.  The Company intends to vigorously defend its originally filed tax return position and is currently preparing for an appeal with the Irish Tax Appeals Commission, which is the normal process for the resolution of differences between Irish Revenue and taxpayers.  If Irish Revenue were ultimately to prevail with respect to its assessment for fiscal 2013, such assessment and any potential impact related to years subsequent to fiscal 2013 could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods. Irish Revenue has also commenced a transfer pricing audit of the fiscal years ended November 1, 2014; October 31, 2015; October 29, 2016; and October 28, 2017.
Although the Company believes that its estimates of income taxes payable are reasonable, no assurance can be given that the Company will prevail in the matters raised or that the outcome of one or all of these matters will not be different than that which is reflected in the historical income tax provisions and accruals. The Company believes such differences would not have a material impact on the Company’s financial condition, with the exception of the matter described above related to the assessment received from Irish Revenue.

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
ASU 2016-02, ASU 2018-01 and ASU 2018-11 are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-02 and ASU 2018-01 are effective for the Company in the first quarter of fiscal 2020. The Company is currently evaluating the impact adoption will have on its financial position and results of operations and expects that there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recognition of right-of-use assets and related lease liabilities. At November 3, 2018, the Company was contractually obligated to make future payments of $0.4 billion under its operating lease obligations in existence as of that date, primarily related to long-term facility leases. The Company does not expect the adoption of ASU 2016-02, ASU 2018-01 and ASU 2018-11 to have a material impact on its results of operations.
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
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (ASU 2019-05). ASU 2019-05 allows an entity to irrevocably elect the fair value option for certain financial instruments. Once elected, an entity would recognize the difference between the carrying amount and the fair value of the financial instrument as part of the cumulative effect adjustments associated with the adoption of ASU 2016-13. ASU 2016-13 and ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. ASU 2016-13 and ASU 2019-05 are effective for the Company in the first quarter of fiscal 2021. The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.

Note 14 – Subsequent Events
On August 20, 2019, the Board of Directors of the Company declared a cash dividend of $0.54 per outstanding share of common stock. The dividend will be paid on September 11, 2019 to all shareholders of record at the close of business on August 30, 2019 and is expected to total approximately $199.5 million.

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

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	August 3, 2019	August 4, 2018 (1)	$ Change	% Change
Revenue	$1,480,143	$1,558,189	$(78,046)	(5)%
Gross margin %	67.4%	68.1%
Net income	$362,374	$408,557	$(46,183)	(11)%
Net income as a % of revenue	24.5%	26.2%
Diluted EPS	$0.97	$1.08	$(0.11)	(10)%

	Nine Months Ended
	August 3, 2019	August 4, 2018 (1)	$ Change	% Change
Revenue	$4,547,846	$4,688,561	$(140,715)	(3)%
Gross margin %	67.5%	68.3%
Net income	$1,085,317	$1,102,125	$(16,808)	(2)%
Net income as a % of revenue	23.9%	23.5%
Diluted EPS	$2.90	$2.93	$(0.03)	(1)%
(1) Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The fiscal year ending November 2, 2019 (fiscal 2019) is a 52-week year and the fiscal year ended November 3, 2018 (fiscal 2018) was a 53-week year. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, the first nine months of fiscal 2019 included one less week of operations as compared to the first nine months of fiscal 2018.

Revenue Trends by End Market
The following tables summarize revenue by end market for the three- and nine-month periods ended August 3, 2019 and August 4, 2018. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data and our methodology evolve and improve, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	August 3, 2019			August 4, 2018
	Revenue	% of Revenue*	Y/Y%	Revenue (1)	% of Revenue*
Industrial	$752,529	51%	(4)%	$786,618	50%
Automotive	227,760	15%	(9)%	251,396	16%
Consumer	183,399	12%	(18)%	224,549	14%
Communications	316,455	21%	7%	295,626	19%
Total revenue	$1,480,143	100%	(5)%	$1,558,189	100%

	Nine Months Ended
	August 3, 2019			August 4, 2018
	Revenue	% of Revenue*	Y/Y%	Revenue (1)	% of Revenue*
Industrial	$2,260,907	50%	(5)%	$2,386,708	51%
Automotive	706,531	16%	(8)%	765,385	16%
Consumer	557,097	12%	(21)%	705,690	15%
Communications	1,023,311	23%	23%	830,778	18%
Total revenue	$4,547,846	100%	(3)%	$4,688,561	100%

* The sum of the individual percentages may not equal the total due to rounding.
(1) Balances have been restated to reflect the full retrospective adoption ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Industrial end market revenues decreased in the three-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, primarily as a result of a decrease in demand for products sold into the automation and memory test sectors of this end market, partially offset by an increase in demand for products sold into the aerospace and defense sector of this end market. Automotive end market revenues decreased in the three-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, primarily as a result of a broad-based decrease in demand for our products. Consumer end market revenues decreased in the three-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, primarily as a result of decreased demand for products used in portable consumer applications. Communications end market revenue increased in the three-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, primarily as a result of an increase in demand for our products sold into the wireless sector of this end market,
Industrial end market revenues decreased in the nine-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, primarily as a result of a decrease in demand for products sold into the automation and memory test sectors of this end market and one less week of operations in the first nine months of fiscal 2019, as compared to the first nine months of fiscal 2018, partially offset by an increase in demand for products sold into the aerospace and defense sector of this end market. Automotive end market revenues decreased in the nine-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, primarily as a result of a broad-based decrease in demand for our products and one less week of operations in the first nine months of fiscal 2019, as compared to the first nine months of fiscal 2018. Consumer end market revenues decreased in the nine-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, primarily as a result of decreased demand for products used in portable consumer applications and one less week of operations in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018. Communications end market revenue increased in the nine-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, as a result of an increase in demand for our products sold into the wireless sector of this end market, partially offset by one less week of operations in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018.

Revenue by Sales Channel
We sell our products globally through a direct sales force, third party distributors, independent sales representatives and via our website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and some commercial customers. The following table summarizes revenue by channel for the three- and nine-month periods ended August 3, 2019 and August 4, 2018:

	Three Months Ended
	August 3, 2019		August 4, 2018
	Revenue	% of Revenue*	Revenue (1)	% of Revenue*
Channel
Distributors	863,055	58%	856,504	55%
Direct customers	600,609	41%	687,151	44%
Other	16,479	1%	14,534	1%
Total revenue	1,480,143	100%	1,558,189	100%

	Nine Months Ended
	August 3, 2019		August 4, 2018
	Revenue	% of Revenue*	Revenue (1)	% of Revenue*
Channel
Distributors	2,563,807	56%	2,590,792	55%
Direct customers	1,934,376	43%	2,035,743	43%
Other	49,663	1%	62,026	1%
Total revenue	4,547,846	100%	4,688,561	100%

* The sum of the individual percentages may not equal the total due to rounding.
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Gross Margin

	Three Months Ended				Nine Months Ended
	August 3, 2019	August 4, 2018 (1)	$ Change	% Change	August 3, 2019	August 4, 2018 (1)	$ Change	% Change
Gross margin	$997,811	$1,060,558	$(62,747)	(6)%	$3,071,559	$3,204,631	$(133,072)	(4)%
Gross margin %	67.4%	68.1%			67.5%	68.3%
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Gross margin percentage decreased by 70 and 80 basis points in the three- and nine-month periods ended August 3, 2019, respectively, as compared to the same periods of the prior fiscal year, primarily as a result of lower internal utilization of our wafer fabrication facilities.

Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	August 3, 2019	August 4, 2018	$ Change	% Change	August 3, 2019	August 4, 2018	$ Change	% Change
R&D expenses	$280,102	$291,642	$(11,540)	(4)%	$853,330	$869,711	$(16,381)	(2)%
R&D expenses as a % of revenue	18.9%	18.7%			18.8%	18.5%
R&D expenses decreased in the three- and nine-month periods ended August 3, 2019, as compared to the same periods of the prior fiscal year as decreases in variable compensation expense were partially offset by increases in operational spending and R&D employee and related benefit expenses. The nine-month period ended August 3, 2019 also benefited from one less week of operations as compared to the same period in fiscal 2018.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	August 3, 2019	August 4, 2018	$ Change	% Change	August 3, 2019	August 4, 2018	$ Change	% Change
SMG&A expenses	$162,825	$171,487	$(8,662)	(5)%	$493,295	$520,541	$(27,246)	(5)%
SMG&A expenses as a % of revenue	11.0%	11.0%			10.8%	11.1%
SMG&A expenses decreased in the three-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, primarily as a result of decreases in variable compensation expense and acquisition-related costs, partially offset an increase in operational spending.
SMG&A expenses decreased in the nine-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, primarily as a result of decreases in variable compensation expense, acquisition-related costs and one less week of operations in the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018, partially offset an increase in operational spending.
Special Charges
We monitor global macroeconomic conditions on an ongoing basis and continue to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years.
During the first and second quarters of fiscal 2019, we recorded special charges of $20.7 million and $3.6 million, respectively, as a result of organizational initiatives to reposition our global workforce skill set to align with our long-term strategic plan. Approximately $19.8 million of the charges for the first and second quarters of fiscal 2019 was for severance and fringe benefit costs in accordance with either our ongoing benefit plan or statutory requirements for 140 engineering and SMG&A employees. As of August 3, 2019, we still employed 18 of the 140 employees included in this action. These employees must continue to be employed by us until their employment is involuntarily terminated in order to receive the severance benefits. The remaining $4.4 million of the charge related to the write-off of acquired intellectual property during the first quarter of fiscal 2019 due to our discontinuance of certain product development strategies. We do not expect this action to result in any annual savings.
We recorded special charges of $51.1 million on a cumulative basis through August 3, 2019 as a result of our decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear) of which $6.6 million was recorded in the first nine months of fiscal 2019 related to one-time termination benefits for employees included in this action. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits. Employees included in this action must continue to be employed by us until their employment is terminated by us in order to receive the severance benefits.
See Note 6, Special Charges, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q for further information.
Operating Income

	Three Months Ended				Nine Months Ended
	August 3, 2019	August 4, 2018	$ Change	% Change	August 3, 2019	August 4, 2018	$ Change	% Change
Operating income	$446,726	$488,951	$(42,225)	(9)%	$1,372,247	$1,433,346	$(61,099)	(4)%
Operating income as a % of revenue	30.2%	31.4%			30.2%	30.6%
The year-over-year decrease in operating income in the three-month period ended August 3, 2019 was primarily the result of a $62.7 million decrease in gross margin, partially offset by an $11.5 million decrease in R&D expenses and an $8.7 million decrease in SMG&A expenses, as more fully described above under the headings Gross Margin, Research and Development (R&D), and Selling, Marketing, General and Administrative (SMG&A).
The year-over-year decrease in operating income in the nine-month period ended August 3, 2019 was primarily the result of a $133.1 million decrease in gross margin, partially offset by a $28.6 million decrease in special charges, a $27.2 million decrease in SMG&A expenses and a $16.4 million decrease in R&D expenses as more fully described above under the headings Gross Margin, Special Charges, Research and Development (R&D), and Selling, Marketing, General and Administrative (SMG&A).
Nonoperating Expense (Income)

	Three Months Ended			Nine Months Ended
	August 3, 2019	August 4, 2018	$ Change	August 3, 2019	August 4, 2018	$ Change
Interest expense	$59,871	$61,665	$(1,794)	$178,300	$194,487	$(16,187)
Interest income	(2,625)	(2,588)	(37)	(8,241)	(6,592)	(1,649)
Other, net	(78)	(632)	554	4,287	(527)	4,814
Total nonoperating expense (income)	$57,168	$58,445	$(1,277)	$174,346	$187,368	$(13,022)
The year-over-year decrease in nonoperating expense in the three- and nine-month periods ended August 3, 2019 was primarily the result of a decrease in interest expense including lower amortized finance fees, which were accelerated as a result of principal repayments related to our previously outstanding 3-year and 5-year term loans. In the nine-month period this decrease in interest expense was partially offset by an increase in other, net expenses, primarily resulting from the impairment of an investment recognized in the second quarter of fiscal 2019.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 3, 2019	August 4, 2018 (1)	$ Change	August 3, 2019	August 4, 2018 (1)	$ Change
Provision for income taxes	$27,184	$21,949	$5,235	$112,584	$143,853	$(31,269)
Effective income tax rate	7.0%	5.1%		9.4%	11.5%
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
The tax rate for the three- and nine-month periods ended August 3, 2019 was below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income and as a result of the foreign derived intangible income deduction (FDII), partially offset by the global intangible low-tax income (GILTI) tax.

The tax rate for the nine-month period also includes the effects of recording deferred tax benefits relating to a one-time set up of our GILTI deferred method election of $5.1 million along with the completion of our accounting for the transition tax which yielded a $7.5 million tax benefit. Also, during the three-month period ended August 3, 2019, the tax rate includes a $17.2 million tax benefit from a voluntary accounting policy change in the statutory statements of a foreign subsidiary, as well as an $11.2 million tax benefit from an increase in tax credits upon filing our fiscal 2018 federal income tax return. Our tax rate for the nine-month period ended August 4, 2018 was below our then blended U.S. federal statutory tax rate of 23.4%, resulting from the passage of the Tax Cuts and Jobs Act of 2017 (Tax Legislation), primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Additionally, our effective tax rate for the nine-month period ended August 4, 2018 also included a provisional estimate for a discrete tax benefit of $639.7 million from remeasuring our U.S. deferred tax liabilities at the lower 21% statutory tax rate. It also included a provisional estimate of the discrete tax charge of $687.1 million from the Tax Legislation’s one-time transition tax associated with our undistributed foreign earnings, comprised of a $751.1 million transitional tax less a deferred tax liability of $64.0 million recorded in prior years.
Additionally, we recorded discrete benefits for excess tax benefits from share-based payments of $4.7 million and $25.5 million in the three- and nine-month periods ended August 3, 2019, respectively, compared to $6.0 million and $24.2 million in the three- and nine-month periods ended August 4, 2018, respectively. The full year tax benefit from share-based payments was $26.2 million in fiscal 2018.
Non-U.S. jurisdictions accounted for a significant portion of our total revenues for the nine-month periods ended August 3, 2019 and August 4, 2018. This revenue generated outside of the U.S. results in a material portion of our pretax income being taxed outside the U.S. For the nine-month period ended August 3, 2019 this pretax income was primarily in Ireland and Singapore, at tax rates ranging from 12.5% to 17% in these jurisdictions. For the nine-month period ended August 4, 2018 this pretax income was primarily in Bermuda, Ireland, and Singapore, at tax rates ranging from 0% to 12.5% in these jurisdictions.
See Note 12, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended				Nine Months Ended
	August 3, 2019	August 4, 2018 (1)	$ Change	% Change	August 3, 2019	August 4, 2018 (1)	$ Change	% Change
Net Income	$362,374	$408,557	$(46,183)	(11)%	$1,085,317	$1,102,125	$(16,808)	(2%)
Net Income as a % of revenue	24.5%	26.2%			23.9%	23.5%
Diluted EPS	$0.97	$1.08			$2.90	$2.93
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net income decreased in the three-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, as a result of a $42.2 million decrease in operating income and a $5.2 million increase in provision for income taxes, partially offset by a $1.3 million decrease in nonoperating expense.
Net income decreased in the nine-month period ended August 3, 2019 as compared to the same period of the prior fiscal year, as a result of a $61.1 million decrease in operating income, partially offset by a $31.3 million decrease in provision for income taxes and a $13.0 million decrease in nonoperating expense.

Liquidity and Capital Resources
At August 3, 2019, our principal source of liquidity was $612.2 million of cash and cash equivalents, of which approximately $262.6 million was held in the United States. The balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We continue to assert our intent to reinvest substantially all of our foreign earnings indefinitely. As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States may not be available for repatriation as dividends to the United States in the future. If such funds are needed for U.S. operations, we would be required to accrue and pay foreign withholding taxes and U.S. state income taxes to the extent not already subject to taxation. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.

We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Nine Months Ended
	August 3, 2019	August 4, 2018 (1)
Net cash provided by operating activities	$1,595,196	$1,727,920
Net cash provided by operations as a % of revenue	35.1%	36.9%
Net cash used for investing activities	$(229,429)	$(224,979)
Net cash used for financing activities	$(1,569,684)	$(1,777,296)
(1) Balances have been restated to reflect the full retrospective adoption of ASU 2014-09. See Note 1, Basis of Presentation, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
At August 3, 2019, cash and cash equivalents totaled $612.2 million. The following changes contributed to the net change in cash and cash equivalents in the nine-month period ended August 3, 2019 as compared to the same period in fiscal 2018.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The decrease in cash provided by operating activities during the nine-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, was primarily the result of changes in working capital.
Investing Activities
Investing cash flows consist primarily of capital expenditures and cash used for acquisitions. Cash used for investing activities during the nine-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, remained relatively flat, as increased capital spending was partially offset by decreased payments for acquisitions.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The decrease in cash used related to financing activities during the nine-month period ended August 3, 2019, as compared to the same period of the prior fiscal year, was primarily due to an increase in proceeds from debt related to the Term Loan Agreement and a decrease in debt repayments, partially offset by early termination of debt related to our previously outstanding 3-year and 5-year term loan facilities and increases in stock repurchases and dividend payments.
Working Capital

	August 3, 2019	November 3, 2018	$ Change	% Change
Accounts receivable, net	$689,976	$639,717	$50,259	8%
Days sales outstanding*	42	40
Inventory	$638,305	$586,760	$51,545	9%
Days cost of sales in inventory*	118	107
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
Current liabilities increased to $1.5 billion at August 3, 2019 from $1.1 billion at the end of fiscal 2018. The increase was primarily due to an increase of $344.4 million in the current portion of our debt, an increase in income taxes payable of $80.2 million, and an increase in accrued liabilities of $48.0 million, partially offset by a decrease in accounts payable of $40.7 million.
Debt
As of August 3, 2019, our debt obligations consisted of the following:

Principal Amount Outstanding
3-Year term loan, due March 2022	$1,125,000
2.85% Senior unsecured notes, due March 2020	300,000
2.95% Senior unsecured notes, due January 2021	450,000
2.50% Senior unsecured notes, due December 2021	400,000
2.875% Senior unsecured notes, due June 2023	500,000
3.125% Senior unsecured notes, due December 2023	550,000
3.90% Senior unsecured notes, due December 2025	850,000
3.50% Senior unsecured notes, due December 2026	900,000
4.50% Senior unsecured notes, due December 2036	250,000
5.30% Senior unsecured notes, due December 2045	400,000
Total debt	$5,725,000

As of August 3, 2019, we had $5.7 billion of carrying value outstanding on our debt. In the third quarter of fiscal 2019, we entered into a term loan credit agreement (Term Loan Agreement) with JPMorgan Chase Bank, N.A. as administrative agent and the other banks identified therein as lenders, for an unsecured term loan facility in the principal amount of $1.25 billion maturing March 10, 2022, to refinance our then-outstanding 3-year and 5-year unsecured term loans.  Prior to the refinancing, we made additional principal payments in the first nine months of fiscal 2019 on our then-outstanding unsecured term loans including $425.0 million related to the former 3-year unsecured term loan and $100.0 million related to the 5-year unsecured term loan. Following the refinancing, in the third quarter of fiscal 2019, we made additional principal payments on the term loan facility in the amount of $125.0 million.  These amounts were not contractually due under the terms of the respective term loan agreements.

The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries. The events of default include, among others, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, cross-defaults to certain other indebtedness, insolvency or bankruptcy, customary ERISA defaults or the occurrence of a change of control. The negative covenants include limitations on liens, indebtedness of non-guarantor subsidiaries and mergers and other fundamental changes, among others. The Term Loan Agreement also requires us to maintain a consolidated leverage ratio of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) for a trailing twelve-month period of not greater than 4.0 to 1.0. The covenant will be reduced to 3.5 to 1.0 beginning in fiscal year 2020, assuming we do not undertake any significant acquisitions, mergers, and other fundamental changes. Should such a change occur, we may be authorized to increase the covenant back to 4.0 to 1.0.  As of August 3, 2019, we were compliant with these covenants.

The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of August 3, 2019, we were in compliance with these covenants.

Revolving Credit Facility

On June 28, 2019, we entered into a second amended and restated revolving credit agreement with Bank of America N.A. as administrative agent and the other banks identified therein as lenders (Revolving Credit Agreement), which further amended and restated our amended and restated revolving credit agreement dated as of September 23, 2016. The Revolving Credit Agreement provides for a five year unsecured revolving credit facility in an aggregate principal amount of up to $1.25 billion, expiring on June 28, 2024. In December 2018, we borrowed $75.0 million under the previous revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. We repaid the $75.0 million plus interest of $0.2 million in January 2019.

We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The Revolving Credit Agreement contains the customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries as summarized above for the Term Loan Agreement. As of August 3, 2019, we were compliant with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $8.2 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of August 3, 2019, we had repurchased a total of approximately 152.9 million shares of our common stock for approximately $5.9 billion under this program. As of August 3, 2019, an additional $2.2 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also, from time to time, repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options.
Capital Expenditures
Net additions to property, plant and equipment were $224.3 million in the first nine months of fiscal 2019 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2019 to be approximately 5% of fiscal 2019 revenue. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On August 20, 2019, our Board of Directors declared a cash dividend of $0.54 per outstanding share of common stock. The dividend will be paid on September 11, 2019 to all shareholders of record at the close of business on August 30, 2019 and is expected to total approximately $199.5 million. We currently expect quarterly dividends to continue at $0.54 per share, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
There have not been any material changes during the nine-month period ended August 3, 2019 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 3, 2018.

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

Critical Accounting Policies and Estimates
Except for the accounting policy for revenue recognition that was updated as a result of adopting ASU 2014-09, there were no other material changes in the nine-month period ended August 3, 2019 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended November 3, 2018.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure
Based on the $1.1 billion of floating rate debt outstanding as of August 3, 2019, our annual interest expense would change by approximately $11.3 million for each 100 basis point increase in interest rates.
There were no other material changes in the nine-month period ended August 3, 2019 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended November 3, 2018.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 3, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 3, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 3, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have significant operations and manufacturing facilities outside the United States, including in Ireland, the Philippines, Singapore and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Risks associated with our international business operations include the following:

•
political, legal and economic changes, crises or instability and civil unrest in foreign markets, including potential macroeconomic weakness related to escalating trade disputes between the United States and China and the United Kingdom's pending withdrawal from the European Union;

•	currency conversion risks and exchange rate and interest rate fluctuations, including the potential impact of the transition from LIBOR;

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
Many of these risks are present in China. While we expect to continue to expand our business and operations in China, our success in the Chinese markets may be adversely affected by China’s continuously evolving policies, laws and regulations, including those relating to trade, taxation, import and export tariffs or restrictions, currency controls, antitrust, cybersecurity and data protection, the environment, indigenous innovation and the promotion of a domestic semiconductor industry, and intellectual property rights and enforcement and protection of those rights. Enforcement of existing laws or agreements may be inconsistent. In addition, changes in the political environment, governmental policies, international trade policies and relations, or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, exposure of our proprietary intellectual property, increased taxation, trade sanctions, the imposition of import duties or tariffs, restrictions on imports or exports, currency revaluations, or retaliatory actions, which could have an adverse effect on our business plans and operating results.
At August 3, 2019, our principal source of liquidity was $612.2 million of cash and cash equivalents, of which approximately $262.6 million was held in the United States and the remaining balance was held outside the United States in various foreign subsidiaries. We continue to assert our intent to reinvest substantially all of our foreign earnings indefinitely. As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States may not be available for repatriation as dividends to the United States in the future. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first nine months of the fiscal year ending November 2, 2019 was below our U.S. federal statutory rate of 21%. It was also below our blended U.S. federal statutory tax rate of 23.4% for the fiscal year ended November 3, 2018. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide, including our current transfer pricing appeal in Ireland; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our outstanding term loan and senior unsecured notes.
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
A significant portion of our sales are through independent global and regional distributors that are not under our control. Arrow Electronics is currently our largest distributor. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts applied to our products or they could terminate their representation of us. We generally do not require letters of credit from our distributors, including our largest distributor, and are not protected against accounts receivable default or declarations of bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor or a group of distributors, whether at our initiative or the distributor’s initiative or through consolidation in the distribution industry, could disrupt our current business, and if we are unable to find suitable replacements with the appropriate scale and resources, our operating results could be adversely affected.
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
Restrictions in our revolving credit facility, term loan and outstanding debt instruments may limit our activities.
Our current revolving credit facility, term loan and outstanding debt instruments impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our Company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates, interest rates and changes in technology, government regulations and the level of competition. In addition, our revolving credit facility and term loan require us to maintain compliance with specified financial ratios. If we breach any of the covenants under our revolving credit facility, the indentures governing our outstanding senior unsecured notes, the term loan facility or any future debt instruments to which we may become subject and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable or we may be restricted from further borrowing under our revolving credit facility.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 5, 2019 through June 1, 2019	285,310	$101.83	280,297	$2,306,481,570
June 2, 2019 through June 29, 2019	291,771	$106.59	283,550	$2,276,244,379
June 30, 2019 through August 3, 2019	444,943	$116.53	360,464	$2,234,257,708
Total	1,022,024	$109.59	924,311	$2,234,257,708

(a)
Includes 97,713 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.

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
10.1
Credit Agreement, dated as of June 28, 2019, among Analog Devices, Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on July 1, 2019 (File No. 1-7819) and incorporated herein by reference.

10.2
Second Amended and Restated Credit Agreement, dated as of June 28, 2019, among Analog Devices, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto, filed as exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the Commission on July 1, 2019 (File No. 1-7819) and incorporated herein by reference.

31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Schema Document.**
101.CAL	Inline XBRL Calculation Linkbase Document.**
101.LAB	Inline XBRL Labels Linkbase Document.**
101.PRE	Inline XBRL Presentation Linkbase Document.**
101.DEF	Inline XBRL Definition Linkbase Document.**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed or furnished herewith.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended August 3, 2019 and August 4, 2018, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 3, 2019 and August 4, 2018, (iii) Condensed Consolidated Balance Sheets at August 3, 2019 and November 3, 2018, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended August 3, 2019 and August 4, 2018, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended August 3, 2019 and August 4, 2018 and (vi) Notes to Condensed Consolidated Financial Statements for the three and nine months ended August 3, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: August 21, 2019	By:	/s/ Vincent Roche
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2019	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)