Form 10-K
period 2019-11-02
ANALOG DEVICES INC
filed 2019-11-26
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 2, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $31,890,000,000 based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on May 3, 2019. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of November 2, 2019, there were 368,302,369 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 11, 2020	III

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
We focus on key strategic markets such as industrial, automotive, consumer, and communications where our signal processing technology is often a critical differentiator in our customers’ products. Used by more than 125,000 end customers worldwide, our products are used in many different types of electronic applications including:

• Factory and process automation systems	• Medical imaging equipment
• Instrumentation, test and measurement systems	• Vital signs monitoring devices
• Aerospace and defense applications	• Wireless infrastructure equipment
• Semi-autonomous and autonomous vehicle safety systems	• Networking and optical equipment
• Automotive infotainment systems	• Portable consumer devices
• Powertrains for gas and electric vehicles	• Professional audio and video devices
We were incorporated in Massachusetts in 1965. Our headquarters are near Boston, in Norwood, Massachusetts. In addition, we have manufacturing facilities in the United States, Ireland and Southeast Asia.  Our common stock is listed on The Nasdaq Global Select Market under the symbol ADI and is included in the Standard & Poor’s 500 Index.

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
Principal Products
We design, manufacture and market a broad line of high-performance ICs that incorporate analog, mixed-signal and digital signal processing technologies. Our ICs are designed to address a wide range of real-world signal processing applications. We sell our ICs to tens of thousands of end customers worldwide, many of whom use products spanning our core technologies in a wide range of applications. Our IC product portfolio includes both general-purpose products used by a broad range of customers and applications, as well as application-specific products designed for specific clusters of customers in key target markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing more customized ICs, our standard products often provide a cost-effective solution for many low to medium volume applications. We also focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies, which leverage our data conversion, amplification, RF and microwave, microelectromechanical systems (MEMS), power management and DSP capabilities, and devise a solution to more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology platform for our general-purpose products, we can create application-specific solutions quickly.
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
Analog Products
Our analog and mixed signal IC technology has been the foundation of our business for over five decades, and we are one of the world’s largest suppliers of high-performance analog ICs. Our analog signal processing ICs are primarily high-performance devices, offering higher dynamic range, greater bandwidth, and other enhanced features. We believe that the principal advantages these products have as compared to competitors’ products include higher accuracy, higher speed, lower cost per function, smaller size, lower power consumption and fewer components, resulting in improved performance and reliability. Our product portfolio includes several thousand analog ICs, many of which can have several hundred customers. Our analog ICs typically have long product life cycles. Our analog IC customers include original equipment manufacturers (OEMs) and customers who build electronic subsystems for integration into larger systems.
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
Markets and Applications
The breakdown of our November 2, 2019 (fiscal 2019) revenue by end market is set out in the table below.

End Market	Percent of Fiscal 2019 Revenue
Industrial	50%
Communications	21%
Automotive	16%
Consumer	13%
The following describes some of the characteristics of, and customer products within, our major end markets:
Industrial — Our industrial market includes the following sectors:
Industrial Automation and Instrumentation — Our industrial automation applications generally require ICs that offer performance greater than that available from commodity-level ICs but generally do not have production volumes that warrant custom ICs. There is a trend towards development of products focused on particular sub-applications, which incorporate combinations of analog, mixed-signal, and DSP ICs to achieve the necessary functionality. Our instrumentation customers differentiate themselves by using the highest performance analog and mixed-signal ICs available. Our industrial and instrumentation market includes applications such as:

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
Energy Management — The desire to improve energy efficiency, conservation, reliability, and cleanliness is driving investments in electric vehicle charging infrastructure, renewable energy, power transmission and distribution systems, electric meters, and other innovative areas. The common characteristic behind these efforts is the addition of sensing, measurement, and communication technologies to electrical infrastructure. Our offerings include both standard and application-specific products and are used in applications such as:

• Utility meters	• Wind turbines
• Electric vehicle charging infrastructure	• Solar inverters
• Substation relays and automation equipment	• Building energy automation/control
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
Patents and Other Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of November 2, 2019, we held approximately 3,490 U.S. patents and approximately 693 non-provisional pending U.S. patent applications with expiration dates ranging from 2019 through 2039. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products, and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.
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
We derived approximately 57% of our fiscal 2019 revenue from sales made to distributors. We believe distributors provide a cost-effective means of reaching a broad range of customers while providing efficient logistics services. From time to time, we may add or terminate distributors in specific geographies, or move customers to a direct support or fulfillment model as we deem appropriate given our strategies, the level of distributor business activity and distributor performance and financial condition.

These distributors typically maintain an inventory of our products. Some of them also sell products that compete with our products, including those for which we are an alternate source. We make sales to distributors under agreements that allow certain distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, certain distributors are allowed to return unsold products if we terminate the relationship with the distributor. .Additional information relating to our sales to distributors is set forth in Note 2n, Revenue Recognition, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Customers
Our primary distributors are Arrow Electronics (Arrow) and Macnica, Inc. (Macnica). They, like our other distributors, are not end customers, but rather serve as a channel of sale to many end users of our products. Revenue from products sold to Arrow accounted for 30%, 28% and 14% of net revenues in fiscal 2019, 2018 and 2017, respectively. Revenue from products sold to Macnica accounted for 10% of net revenues in fiscal 2019 and less than 10% in other periods presented. In fiscal 2017, sales to Apple, Inc., one of our end customers, accounted for approximately 12% of net revenues. No other single end customer accounted for 10% or more of net revenues in fiscal years 2019, 2018 and 2017. International sales accounted for approximately 66%, 63% and 60% of our net revenues in fiscal years 2019, 2018 and 2017, respectively, and are based on the geographic location of the distributors or OEMs who purchased our products. See Note 4, Industry, Segment and Geographic Information, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information about our revenue by channel and end market.
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
Our IC products are fabricated on proprietary processes at our internal production facilities in Wilmington, Massachusetts; Milpitas, California; Camas, Washington; and Limerick, Ireland and also on a mix of proprietary and non-proprietary processes at third-party wafer fabricators. We currently source approximately half of our wafer requirements annually from third-party wafer fabrication foundries, such as Taiwan Semiconductor Manufacturing Company (TSMC) and others, typically where deep-submicron lithography capabilities and/or large manufacturing capacity is required.
We operate an assembly and wafer sort facility in Penang, Malaysia, and test facilities in the Philippines and Singapore. We also make extensive use of third-party subcontractors for the assembly and testing of our products.
Capital spending was approximately $275 million in fiscal 2019, compared with approximately $255 million in fiscal 2018 and $204 million in fiscal 2017. We expect capital expenditures for the fiscal year ending October 31, 2020 (fiscal 2020) to be slightly below 4% of fiscal 2020 revenue.
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

Backlog
Backlog at the end of fiscal 2019 and fiscal 2018 was approximately $1.0 billion and $1.4 billion, respectively; however, as explained below, we believe that our backlog at any time should not be used as an indication of future revenue. We define backlog as of a particular date to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. Backlog is impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be canceled or deliveries to be delayed by customers without significant penalty. In addition, we allow certain distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory.
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
Government Contracts
Less than 5% of our fiscal 2019, fiscal 2018, and fiscal 2017 revenue was attributable to sales to the U.S. government and U.S. government contractors and subcontractors. Our government contract business is predominantly in the form of negotiated, firm, fixed-price subcontracts. Most of these contracts and subcontracts contain standard provisions relating to termination at the election of the U.S. government.
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
Additional information relating to our acquisition activities during fiscal 2019, fiscal 2018 and fiscal 2017 is set forth in Note 6, Acquisitions, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
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

We compete with a number of semiconductor companies in markets that are highly competitive. Our competitors include but are not limited to:

• Broadcom Inc.	• Monolithic Power Systems, Inc.
• Infineon Technologies AG	• NXP Semiconductors N.V.
• Maxim Integrated Products, Inc.	• Texas Instruments Inc.
• Microchip Technology Inc.
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
Our EHS management systems in all of our facilities are certified to ISO 14001:2015 for environmental management, and all of our facilities conform to ISO 45001 for occupational health and safety. We are a member of the Responsible Business Alliance (RBA), which was formerly known as the Electronic Industry Citizenship Coalition (EICC). Our Sustainability Report, first published in 2009, states our commitment to reducing Greenhouse gas (GHG) emissions, conserving resources by consuming less energy and water, complying with our code of business conduct and ethics, and applying fair labor standards, among other things. We are not including the information contained in our Sustainability Report in, or incorporating it by reference into this Annual Report on Form 10-K.
Our manufacturing facilities are subject to numerous and increasingly strict federal, state, local and foreign EHS laws and regulations, particularly with respect to the transportation, storage, handling, use, emission, discharge and disposal of certain chemicals used or produced in the semiconductor manufacturing process. Our products are subject to increasingly stringent regulations regarding substance content in jurisdictions where we sell products, including the Restriction of Hazardous Substances (RoHS) directive in the European Union and China and the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) directive in the European Union. Contracts with many of our customers reflect these and additional EHS compliance standards. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There can be no assurance, however, that current or future environmental laws and regulations will not impose costly requirements upon us. Any failure by us to comply with applicable environmental laws, regulations and contractual obligations could result in fines, suspension of production, the need to alter manufacturing processes and legal liability.
Employees
As of November 2, 2019, we employed approximately 16,400 individuals worldwide. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly those highly-skilled engineers involved in the design, development, support and manufacture of new and existing products and processes. We believe that relations with our employees are good; however, the competition for such personnel is intense, and the loss of key personnel could have a material adverse impact on our results of operations and financial condition.

ITEM 1A.  RISK FACTORS
Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report.
Political and economic uncertainty as well as disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.
Continuing political and global macroeconomic uncertainty, including escalating trade disputes between the United States and China, the United Kingdom's pending withdrawal from the European Union, and uncertainty regarding the stability of global credit and financial markets may lead consumers and businesses to postpone or reduce spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Financial difficulties experienced by our customers could result in nonpayment or payment delays for previously purchased products, thereby increasing our credit risk exposure. Uncertainty regarding the macroeconomic conditions as well as the future stability of the global credit and financial markets could cause the value of the currency in the affected markets to deteriorate, thus reducing the purchasing power of those customers. Significant disruption to global credit and financial markets may also adversely affect our ability to access external financing sources on acceptable terms. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland, the Philippines, Singapore and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Risks associated with our international business operations include the following:
•political, legal and economic changes, crises or instability and civil unrest in markets in which we do business, including potential macroeconomic weakness related to escalating trade disputes between the United States and China and the United Kingdom's pending withdrawal from the European Union;
•compliance requirements of U.S. customs and export regulations, including the Export Administration Regulations (EAR) and the International Traffic and Arms Regulations (ITAR);
•currency conversion risks and exchange rate and interest rate fluctuations, including the potential impact of the transition from LIBOR;
•trade policy, commercial, travel, export or taxation disputes or restrictions, government sanctions, import or export tariffs, changes to export classifications or other restrictions imposed by the U.S. government or by the governments of the countries in which we do business, particularly in China;
•complex, varying and changing government regulations and legal standards and requirements, particularly with respect to tax regulations, price protection, competition practices, export control regulations and restrictions, customs and tax requirements, immigration, anti-boycott regulations, data privacy, intellectual property, anti-corruption and environmental compliance, including the Foreign Corrupt Practices Act;
•economic disruption from terrorism and threats of terrorism and the response to them by the U.S. and its allies;
•increased managerial complexities, including different employment practices and labor issues;
•changes in immigration laws, regulations and procedures and enforcement practices of various government agencies;
•greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;
•natural disasters or pandemics;
•transportation disruptions and delays and increases in labor and transportation costs;
•changes to foreign taxes, tariffs and freight rates;
•fluctuations in raw material costs and energy costs;
•greater difficulty in accounts receivable collections and longer collection periods; and
•costs associated with our foreign defined benefit pension plans.

Any of these risks, or any other risks related to international business operations, could materially adversely affect our business, financial condition and results of operations.
Many of these risks are present within our business operations in China. For example, changes in U.S.-China relations, the political environment or international trade policies and relations could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, trade sanctions, the imposition of import or export duties and tariffs, restrictions on imports or exports, currency revaluations, or retaliatory actions, which has had and may continue to have an adverse effect on our business plans and operating results. In addition, our success in the Chinese markets may be adversely affected by China's continuously evolving policies, laws and regulations, including those relating to antitrust, cybersecurity and data protection, the environment, indigenous innovation and the promotion of a domestic semiconductor industry, and intellectual property rights and enforcement and protection of those rights.
At November 2, 2019, our principal source of liquidity was $648.3 million of cash and cash equivalents, of which approximately $295.7 million was held in the United States and the remaining balance was held outside the United States. As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States may not be available for repatriation as dividends to the United States in the future. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may materially fluctuate.
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may be materially affected by a number of factors, including:
•the effects of adverse economic conditions in the markets in which we sell our products;
•changes in customer demand or order patterns for our products and/or for end products that incorporate our products;
•the timing, delay, reduction or cancellation of significant customer orders and our ability to manage inventory;
•our ability to accurately forecast distributor demand for our products;
•our ability to accurately estimate future distributor pricing credits and/or stock rotation rights;
•our ability to effectively manage our cost structure in both the short term and over a longer duration;
•changes in geographic, product or customer mix;
•changes in our effective tax rates or new or revised tax legislation in the United States, Ireland or worldwide;
•the effects of issued, threatened or retaliatory government sanctions, trade barriers or economic restrictions, changes in law, regulations or other restrictions, including executive orders, changes in import and export regulations, export classifications or changes in duties and tariffs, particularly with respect to China;
•the timing of new product announcements or introductions by us, our customers or our competitors and the market acceptance of such products;
•pricing decisions and competitive pricing pressures;
•fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;
•the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and/or components;
•a decline in infrastructure spending by foreign governments, including China;
•a decline in the U.S. government defense budget, changes in spending or budgetary priorities, a prolonged U.S. government shutdown or delays in contract awards;
•any significant decline in our backlog;
•our ability to recruit, hire, retain and motivate adequate numbers of engineers and other qualified employees to meet the demands of our customers;
•our ability to generate new design opportunities and win competitive bid selection processes;
•the increasing costs of providing employee benefits worldwide, including health insurance, retirement plan and pension plan contributions and retirement benefits;

•our ability to utilize our manufacturing facilities at efficient levels;
•potential significant litigation-related costs or product liability, warranty and/or indemnity claims, including those not covered by our suppliers or insurers;
•the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;
•the costs related to compliance with increasing worldwide government, environmental and social responsibility standards;
•new accounting pronouncements or changes in existing accounting standards and practices; and
•the effects of public health emergencies, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts and other events beyond our control.
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the fiscal year ended November 2, 2019 was below our U.S. federal statutory rate of 21%. It was also below our blended U.S. federal statutory tax rate of 23.4% for the fiscal year ended November 3, 2018. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide, including our current transfer pricing appeal in Ireland; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
Compliance with the Tax Legislation may require the collection of information not regularly produced within the Company, and therefore necessitate the use of estimates in our Consolidated Financial Statements and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to the Tax Legislation, and as more information is gathered and analyzed, our results may differ from previous estimates and may materially affect our Consolidated Financial Statements.
We are also subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. Changes in these laws and regulations, including those that align to or are associated with the Organization for Economic Cooperation and Development's Base Erosion and Profit Shifting (BEPS) Actions Plans, could impact the jurisdictions where we are deemed to earn income, which could in turn adversely affect our tax liability and results of operations.

We may be unable to adequately protect our proprietary intellectual property rights, which may limit our ability to compete effectively.
Our future success depends, in part, on our ability to protect our intellectual property. We primarily rely on patent, mask work, copyright, trademark and trade secret laws, as well as nondisclosure agreements, information security practices, and other methods, to protect our proprietary information, technologies and processes. Despite our efforts to protect our intellectual property, it is possible that competitors or other unauthorized third parties may obtain or disclose our confidential information, reverse engineer or copy our technologies, products or processes, or otherwise misappropriate our intellectual property. Moreover, the laws of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our intellectual property.
There can be no assurance that the claims allowed in our issued patents will be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not prevent others from exploiting our proprietary technology. We may not be able to obtain foreign patents or pending applications corresponding to our U.S. patents and applications. Even if patents are granted, we may not be able to effectively enforce our rights. If our patents and mask works do not adequately protect our technology, or if our registrations expire prior to end of life of our products, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents.
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
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as Internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, employee malfeasance, user errors, catastrophes or other unforeseen events. We also rely upon external cloud providers for certain infrastructure activities. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. We may also be subject to security breaches of our information technology systems and certain of our products caused by viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties or our employees or contractors. Our security measures or those of our third party service providers may not detect or prevent security breaches, defects, bugs or errors. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases where doing so is necessary to conduct our business. While we employ confidentiality agreements to protect such information, those third parties may nonetheless also be subject to security breaches or otherwise compromise the protection of such information. Security breaches of our information technology systems or those of our partners could result in the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us or to our employees, partners, customers, suppliers, or other third parties which could result in our suffering significant financial or reputational damage.
Our customers typically do not make long-term product purchase commitments and incorrect forecasts or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
We typically do not have sales contracts with our customers that include long-term product purchase commitments. In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on non-binding forecasts of customer demands, which may fluctuate significantly on a quarterly or annual basis and at times may prove to be inaccurate. Additionally, our U.S. government contracts and subcontracts may be funded in increments over a number of government budget periods and typically can be terminated by the government for its convenience. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales, and we are subject to the risk of lower than expected orders or cancellations of orders, leading to a sharp reduction of sales and backlog. Further, if orders or forecasts for products that meet a customer’s unique requirements are canceled or unrealized we may be left with an inventory of unsaleable products, causing potential inventory write-offs, and hindering our ability to recover our costs. As a result of lengthy manufacturing cycles for certain of the products that are subject to these uncertainties, the amount of unsaleable product could be substantial. Incorrect forecasts, or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
Our future success depends upon our ability to execute our business strategy, continue to innovate, improve our existing products, design, develop, produce and market new products, and identify and enter new markets.
Our future success significantly depends on our ability to execute our business strategy, continue to innovate, improve our existing products and design, develop, produce and market innovative new products and system-level solutions. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations.
Our growth is also dependent on our ability to identify and penetrate new markets where we have limited experience yet require significant investments, resources and technological advancements in order to compete effectively and there can be no assurance that we will achieve success in these markets. There can be no assurance that the markets we serve and/or target based on our business strategy will grow in the future, that our existing and new products will meet the requirements of these markets, that our products, or the end-products in which our products are used, will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets.
We may not be able to compete successfully in markets within the semiconductor industry in the future.
We face intense competition in the semiconductor industry, and we expect this competition to increase in the future, including from companies located outside of the United States. Competition is generally based on innovation, design, quality and reliability of products, product performance, features and functionality, product pricing, availability and capacity, technological service and support, and the availability of integrated system solutions, with the relative importance of these factors varying among products, markets and customers. Many companies have sufficient financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include both emerging companies selling specialized products in markets we serve and companies outside of the U.S., including entities associated with well-funded efforts by foreign governments to create indigenous semiconductor industries. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. In addition, as we seek to expand our business, including the design and production of products and services for developing and emerging markets, we may encounter increased competition from our current competitors and/or new competitors. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition. In addition, the semiconductor industry has experienced significant consolidation over the past several years. Consolidation among our competitors could lead to a changing competitive landscape, which could negatively impact our competitive position and market share and harm our results of operations.
We rely on third-parties for supply of raw materials and parts, semiconductor wafer foundry services, assembly and test services, and transportation, among other things, and we generally cannot control their availability or conditions of supply or services.
We rely, and plan to continue to rely, on third-party suppliers and service providers, including raw material and components suppliers, semiconductor wafer foundries, assembly and test contractors, and freight carriers (collectively, vendors) in manufacturing our products. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately half of our wafer requirements annually from third-party wafer foundries, including Taiwan Semiconductor Manufacturing Company (TSMC) and others. These foundries often provide wafer foundry services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In addition, in certain instances, one of our vendors may be the sole source of highly specialized processing services or materials. If such vendor is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement vendor, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement vendors are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
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
If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our outstanding indebtedness.
Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:
•seek additional financing in the debt or equity markets;
•refinance or restructure all or a portion of our indebtedness;
•borrow under our revolving credit facility;
•divert funds that would otherwise be invested in growing our business operations;
•repatriate earnings as dividends from foreign locations with potential for negative tax consequences; or
•sell selected assets.
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
Our semiconductor products are complex and we may be subject to warranty, indemnity and/or product liability claims, which could result in significant costs and damage to our reputation and adversely affect customer relationships, the market acceptance of our products and our operating results.
Semiconductor products are highly complex and may contain defects that affect their quality or performance. Failures in our products and services or in the products of our customers could result in damage to our reputation for reliability and increase our legal or financial exposure to third parties. Certain of our products and services could also contain security vulnerabilities, defects, bugs and errors, which could also result in significant data losses, security breaches and theft of intellectual property. We generally warrant that our products will meet their published specifications, and that we will repair or replace defective products, for one year from the date title passes from us to the customer. We invest significant resources in the testing of our products; however, if any of our products contain defects, we may be required to incur additional development and remediation costs pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs and expenses associated with product defects, including recalls, which may adversely impact our operating results. We may also be subject to customer intellectual property indemnity claims. Our customers have on occasion been sued, and may be sued in the future, by third parties alleging infringement of intellectual property rights, or damages resulting from use of our products. Those customers may seek indemnification from us under the terms and conditions of our sales contracts with them. In certain cases, our potential indemnification liability may be significant. Further, we sell to customers in industries such as automotive (including autonomous vehicles), aerospace, defense, and healthcare, where failure of the systems in which our products are integrated could cause damage to property or persons. We may be subject to product liability claims if our products, or the integration of our products, cause system failures. Any product liability claim, whether or not determined in our favor, could result in significant expense, divert the efforts of our technical and management personnel, and harm our business. In addition, if any of our products contain defects, or have reliability, quality or compatibility problems not capable of being resolved, our reputation may be damaged, which could make it more difficult for us to sell our products to customers and which could also adversely affect our operating results.
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
Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our key personnel, including our leadership team, management and technical personnel, particularly our experienced engineers. The competition for these employees is intense. The loss of key personnel or the inability to attract, hire and retain key employees with critical technical skills to achieve our strategy, including as a result of changes to immigration policies, could also have a material adverse effect on our business. We do not maintain any key person life insurance policy on any of our officers or other employees.

To remain competitive, we may need to invest in or acquire other companies, purchase or license technology from third parties, or enter into other strategic transactions in order to introduce new products or enhance our existing products.
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, diversify our product portfolio, expand our market coverage, increase our engineering workforce, expand our technical skill sets or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to invest in, purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions, investments and technology licenses are challenging to complete for a number of reasons, including difficulties in identifying potential targets, the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties related to integration efforts. In addition, investments in private companies are subject to a risk of a partial or total loss of our investment. Both in the U.S. and abroad, governmental regulation of acquisitions, including antitrust and other regulatory reviews and approvals, has become more complex, increasing the costs and risks of undertaking and consummating significant acquisitions. In order to finance a potential transaction, we may need to raise additional funds by issuing securities or borrowing money. We may not be able to obtain financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common shareholders.
Acquisitions also involve a number of challenges and risks, including:
•diversion of management’s attention in connection with both negotiating the transaction and integrating the acquired assets and businesses;
•difficulty or delay integrating acquired technologies, operations, systems and infrastructure, and personnel with our existing businesses;
•strain on managerial and operational resources as management tries to oversee larger or more complex operations;
•the future funding requirements for acquired companies, including research and development costs, employee compensation and benefits, and operating expenses, which may be significant;
•servicing significant debt that may be incurred in connection with acquisitions;
•potential loss of key employees;
•exposure to unforeseen liabilities or regulatory compliance issues of acquired companies;
•higher than expected or unexpected costs relating to or associated with an acquisition and integration of assets and businesses;
•difficulty realizing expected cost savings, operating synergies and growth prospects of an acquisition in a timely manner or at all; and
•increased risk of costly and time-consuming legal proceedings.
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
A significant portion of our sales are through independent global and regional distributors that are not under our control. Arrow Electronics is currently our largest distributor. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts for our products or they could terminate their representation of us. We generally do not require letters of credit from our distributors, including our largest distributor, and are not protected against accounts receivable default or declarations of bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor or a group of distributors, whether at our initiative or the distributor’s initiative or through consolidation in the distribution industry, could disrupt our current business, and if we are unable to find suitable replacements with the appropriate scale and resources, our operating results could be adversely affected.
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
Our industry is subject to EHS requirements, particularly those that control and restrict the sourcing, use, transportation, emission, discharge, storage and disposal of certain substances, and materials used or produced in the semiconductor manufacturing process. Public attention to environmental sustainability and social responsibility concerns continues to increase, and our customers routinely include stringent environmental and other standards in their contract with us. Changes in EHS laws or regulations may require us to invest in costly equipment or make manufacturing process changes and may adversely affect the sourcing, supply and pricing of materials used in our products. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by potential or actual releases of such materials. Any failure to control such materials adequately or to comply with existing or future EHS statutory or regulatory standards, requirements or contractual obligations could result in any of the following, each of which could have a material adverse effect on our business and operating results:
•liability for damages and remediation;
•the imposition of regulatory penalties and civil and criminal fines;
•the suspension or termination of the development, manufacture, sale or use of certain of our products;
•changes to our manufacturing processes or a need to substitute materials that may cost more or be less available;
•damage to our reputation; and/or
•increased expenses associated with compliance.
Restrictions in our revolving credit facility, term loan and outstanding debt instruments may limit our activities.
Our current revolving credit facility, term loan and outstanding debt instruments impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our Company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as changes in technology, government regulations and the level of competition in our markets. In addition, our revolving credit facility and term loan require us to maintain compliance with specified financial ratios. If we breach any of the covenants under our revolving credit facility, the indentures governing our outstanding senior unsecured notes, the term loan facility or any future debt instruments to which we may become subject and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable and/or we may be restricted from further borrowing under our revolving credit facility.
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
The market price of our common stock has been volatile in the past and may be volatile in the future, as it may be significantly affected by factors including:
•global economic conditions generally;
•crises in global credit, debt and financial markets;
•actual or anticipated fluctuations in our revenue and operating results;
•changes in financial estimates or other statements made by securities analysts or others in analyst reports or other publications or our failure to perform in line with those estimates or statements or our published guidance;
•financial results and prospects of our customers;
•U.S. and foreign government actions, including with respect to trade, travel, export and taxation;
•changes in market valuations of other semiconductor companies;
•rumors and speculation in the press, investment community or on social media about us, our customers or other companies in our industry;
•announcements by us, our customers or our competitors of significant new products, technical innovations, material transactions, acquisitions or dispositions, litigation, capital commitments or revised earnings estimates;
•departures of key personnel;
•alleged noncompliance with laws, regulations or ethics standards by us or any of our employees, officers or directors; and
•negative media publicity targeting us or our suppliers, customers or competitors.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Norwood, Massachusetts. Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our significant general offices and manufacturing facilities:

Properties		Approximate
Owned:	Use	Total Sq. Ft.
Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	873,000 sq. ft.
Wilmington, MA	Wafer fabrication, testing, engineering, marketing and administrative offices	594,000 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, engineering and administrative offices	491,000 sq. ft.
Milpitas, CA	Wafer fabrication, test and assembly; warehouse and distribution; engineering, sales, marketing and administrative offices	430,000 sq. ft.
Singapore (1)	Wafer test and packaging, warehouse and distribution, engineering, sales and administrative offices	384,000 sq. ft.
Malaysia (2)	Assembly and engineering offices, employee parking	350,000 sq. ft.
Chelmsford, MA	Final assembly of certain module and subsystem-level products, testing, engineering and administrative offices	174,000 sq. ft.
Camas, WA	Wafer fabrication	105,000 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	99,000 sq. ft.
(1)Leases on the land used for this facility expire in 2021 through 2022 with an option to extend each lease for an additional 30 years.
(2)Leases on the land used for this facility expire in 2054 through 2057.

			Lease
Properties		Approximate	Termination
Leased:	Use	Total Sq. Ft.	(fiscal year)	Renewals

Norwood, MA	Corporate headquarters, engineering, sales and marketing offices	130,000 sq. ft.	2022	2, five-yr. periods
Santa Clara, CA	Engineering, sales, marketing and administrative offices	445,000 sq. ft.	2030	2, five-yr. periods
Bangalore, India	Engineering	175,000 sq. ft.	2027	1, five-yr. period
Greensboro, NC	Engineering and administrative offices	51,000 sq. ft.	2024	1, five-yr. period
Shanghai, China	Engineering and sales offices	59,000 sq. ft.	2021	1, three-yr. period
Beijing, China	Engineering and sales offices	58,000 sq. ft.	2021	3, one- to three-yr. periods
In addition to the properties listed in the above table, we also own or lease a number of other facilities in various locations in the United States and internationally that are used for manufacturing, engineering, sales and marketing and administration activities. Leases for these leased facilities expire at various dates through the year 2030. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our manufacturing, office or sales facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases, see Note 9, Lease Commitments, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS
From time to time in the ordinary course of our business, various claims, charges and litigation are asserted or commenced against us arising from, or related to, among other things, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage, employment or employee benefits. As to such claims and litigation, we can give no assurance that we will prevail. We do not believe that any current legal matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth (i) the name, age and position of each of our executive officers as of November 26, 2019 and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of our executive officers.

Executive Officer	Age	Position(s)	Business Experience
Vincent Roche	59	President and Chief Executive Officer	President and Chief Executive Officer since May 2013; President since November 2012; Vice President, Strategic Segments Group and Global Sales from October 2009 to November 2012; Vice President, Worldwide Sales from March 2001 to October 2009; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; and Product Marketing Manager from 1988 to 1995.
Prashanth Mahendra-Rajah	49	Senior Vice President, Finance and Chief Financial Officer	Senior Vice President, Finance and Chief Financial Officer since September 2017; Chief Financial Officer of WABCO Holdings Inc., a supplier of commercial vehicle technologies, from June 2014 to September 2017; Corporate Vice President and Segment CFO of the Silicon Systems Group of Applied Materials Inc., a provider of manufacturing equipment, services and software to the global semiconductor industry, from April 2012 to June 2014.
Martin Cotter	54	Senior Vice President, Worldwide Sales and Digital Marketing	Senior Vice President, Worldwide Sales and Digital Marketing since September 2016; Vice President Internet of Things (IoT), Healthcare, and Consumer Business Units, from November 2015 to September 2016; Vice President, Healthcare and Consumer Business Groups from November 2014 to November 2015; and VP, Communications Infrastructure Business Unit from October 2012 to November 2014.
Joseph (John) Hassett	61	Senior Vice President, Global Operations and Technology	Senior Vice President, Global Operations and Technology since May 2015; Interim Senior Vice President, Industrial, Healthcare, and Consumer since June 2019; Vice President Assembly and Test Worldwide Manufacturing from 1994 to May 2015; and Director Assembly Operations Worldwide Manufacturing from 1990 to 1994.
Gregory Henderson	51	Senior Vice President, Automotive, Communications and Aerospace and Defense	Senior Vice President, Automotive, Communications and Aerospace and Defense since June 2017; Vice President, RF and Microwave Business Unit from July 2014 to June 2017; Vice President of the RF and Microwave Business Unit of Hittite Microwave Corporation, a maker of chips and related components, from October 2013 to July 2014; and Director Product Management of Harris Corporation, a defense contractor and technology provider of communications, electronic, and space and intelligence systems, from 2011 to October 2013.
Steve Pietkiewicz	60	Senior Vice President, Power Products	Senior Vice President, Power Products since June 2017; Vice President and General Manager of S Power Products from March 2017 to June 2017; Vice President and General Manager of S Power Products at Linear Technology Corporation, a manufacturer of high performance linear integrated circuits, from July 2007 to March 2017; General Manager, S Power Products at Linear Technology Corporation from April 2005 to July 2007; and Design Manager at Linear Technology Corporation from April 1995 to April 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Global Select Market under the symbol ADI.
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The table below summarizes the activity related to stock repurchases for the three months ended November 2, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 4, 2019 through August 31, 2019	199,231	$109.00	194,849	$2,213,017,633
September 1, 2019 through September 28, 2019	342,313	$113.39	338,534	$2,174,639,499
September 29, 2019 through November 2, 2019	1,023,202	$109.32	949,531	$2,070,927,831
Total	1,564,746	$110.17	1,482,914	$2,070,927,831
_______________________________________
(1)Includes 81,832 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
(2)The average price paid for shares in connection with vesting of restricted stock units/awards are averages of the closing stock price at the vesting date which is used to calculate the number of shares to be withheld.
(3)Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On August 21, 2018, the Board of Directors approved an increase to the current authorization for the stock repurchase program by an additional $2.0 billion to $8.2 billion in the aggregate. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
The number of holders of record of our common stock at November 22, 2019 was 2,059. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On November 1, 2019, the last reported sales price of our common stock on The Nasdaq Global Select Market was $109.37 per share.

Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since November 1, 2014 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on November 1, 2014 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

$300
$250
$200
$150
$100
$50
$0
11/1/14
10/31/15
10/29/16
10/28/17
11/3/18
11/2/19
100.00
124.41
105.20
105.07
135.27
129.00
109.94
198.56
186.03
135.93
193.61
187.87
145.91
247.98
231.46
166.81
Analog Devices, Inc.
S&P 500
S&P Semiconductors

ITEM 6.  SELECTED FINANCIAL DATA
The following table includes selected financial data for each of our last five fiscal years and includes the results of operations from the acquisition of Linear from March 10, 2017. See Note 6, Acquisitions, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for information on the Linear acquisition. The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2019, 2017, 2016, and 2015 are 52-week fiscal years. Fiscal 2018 was a 53-week fiscal year. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, fiscal 2018 included an additional week of operations as compared to other periods presented.

(thousands, except per share amounts)	2019	2018 (1)	2017 (1)	2016	2015
Statement of Income data:
Revenue	$5,991,065	$6,224,689	$5,246,354	$3,421,409	$3,435,092
Net income	$1,363,011	$1,506,980	$805,379	$861,664	$696,878
Net income per common share
Basic	$3.68	$4.05	$2.32	$2.79	$2.23
Diluted	$3.65	$4.00	$2.29	$2.76	$2.20
Dividends declared per common share	$2.10	$1.89	$1.77	$1.66	$1.57
Balance Sheet data:
Total assets	$21,392,641	$20,438,366	$21,118,283	$7,970,278	$7,058,777
Debt	$5,491,919	$6,332,674	$7,851,084	$1,732,177	$869,935
(1) Balances for fiscal 2018 and fiscal 2017 have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K. Therefore, balances from fiscal 2016 and fiscal 2015 may not be comparable to other periods presented.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
The following discussion includes a comparison of our Results of Operations and Liquidity and Capital Resources for the fiscal year ended November 2, 2019 (fiscal 2019) and the fiscal year ended November 3, 2018 (fiscal 2018). Our fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2019 and fiscal 2017 were 52-week fiscal periods, while fiscal 2018 was a 53-week period. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, fiscal 2018 included an additional week of operations as compared to fiscal 2019 and fiscal 2017.
Results of Operations
With the exception of items impacted by the adoption of ASU 2014-09 and resulting restatements, a discussion of changes in our results of operations from the fiscal year ended October 28, 2017 (fiscal 2017) to fiscal 2018 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended November 3, 2018 filed with the Securities and Exchange Commission on November 27, 2018.
Overview

	Fiscal Year			2019 over 2018		2018 over 2017
	2019	2018 (1)	2017 (1)	$ Change	% Change	$ Change	% Change
Revenue	$5,991,065	$6,224,689	$5,246,354	$(233,624)	(4)%	$978,335	19%
Gross margin %	67.0%	68.3%	60.4%
Net income	$1,363,011	$1,506,980	$805,379	$(143,969)	(10)%	$701,601	87%
Net income as a % of revenue	22.8%	24.2%	15.4%
Diluted EPS	$3.65	$4.00	$2.29	$(0.35)	(9)%	$1.71	75%
_______________________________________

(1) Balances have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Acquisition of Linear Technology Corporation
On March 10, 2017 (Acquisition Date), we completed the acquisition of Linear Technology Corporation (Linear), a designer, manufacturer and marketer of high performance analog integrated circuits. The total consideration paid to acquire Linear was approximately $15.8 billion, consisting of $11.1 billion in cash financed through existing cash on hand, net proceeds from bridge and term loan facilities and proceeds received from the issuance of senior unsecured notes, $4.6 billion from the issuance of our common stock and $0.1 billion of consideration related to the replacement of outstanding equity awards held by Linear employees. The acquisition of Linear is referred to as the Acquisition. The Consolidated Financial Statements included in this Annual Report on Form 10-K include the financial results of Linear prospectively from the Acquisition Date. See Note 6, Acquisitions and Note 14, Debt, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information.

Revenue Trends by End Market
The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the "ship to" customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data and our methodology evolves and improves, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within each end market.

	2019			2018 (1)			2017 (1)
	Revenue	% of Total Product Revenue (2)	Y/Y%	Revenue	% of Total Product Revenue (2)	Y/Y%	Revenue	% of Total Product Revenue (2)
Industrial	$3,003,927	50%	(4)%	$3,129,569	50%	35%	$2,324,686	44%
Communications	1,284,087	21%	12%	1,151,359	18%	27%	908,594	17%
Automotive	933,143	16%	(8)%	1,009,927	16%	33%	758,115	14%
Consumer	769,908	13%	(18)%	933,834	15%	(26)%	1,254,959	24%
Total Revenue	$5,991,065	100%	(4)%	$6,224,689	100%	19%	$5,246,354	100%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
(2)The sum of the individual percentages may not equal the total due to rounding.

Industrial - Industrial end market revenues decreased in fiscal 2019, as compared to fiscal year 2018, primarily as a result of a decrease in demand for products sold into the automation and memory test sectors of this end market and one less week of operations in fiscal 2019 as compared to fiscal 2018, partially offset by an increase in demand for products sold into the aerospace and defense sector of this end market. Industrial end market revenue increased in fiscal 2018, as compared to fiscal 2017, primarily as a result of the Acquisition, which accounted for approximately $414.5 million of the increase, a broad-based increase in demand for our products in this end market and an additional week of operations in fiscal 2018 as compared to fiscal 2017.

Communications - Communications end market revenue increased in fiscal 2019, as compared to fiscal year 2018, as a result of an increase in demand for our products sold into the wireless sector of this end market, partially offset by one less week of operations in fiscal 2019 as compared to fiscal 2018. Communications end market revenue increased in fiscal 2018, as compared to fiscal 2017, primarily as a result of the Acquisition, which accounted for approximately $43.5 million of the increase, a broad-based increase in demand for our products in this end market and an additional week of operations in fiscal 2018 as compared to fiscal 2017.

Automotive - Automotive end market revenue decreased in fiscal 2019, as compared to fiscal 2018, primarily as a result of a broad-based decrease in demand for our products and one less week of operations in fiscal 2019, as compared to fiscal 2018. Automotive end market revenue increased in fiscal 2018, as compared to fiscal 2017, primarily as a result of the Acquisition, which accounted for approximately $92.6 million, a broad-based increase in demand for our products in this end market and an additional week of operations in fiscal 2018 as compared to fiscal 2017.

Consumer - Consumer end market revenues decreased in fiscal 2019, as compared to fiscal 2018, primarily as a result of decreased demand for products used in portable consumer applications and one less week of operations in fiscal 2019 as compared to the fiscal 2018. Consumer end market revenue decreased in fiscal 2018, as compared to fiscal 2017, primarily as a result of a decreased demand for products used in portable consumer applications, partially offset by an increase in revenue due to the Acquisition and an additional week of operations in fiscal 2018 as compared to fiscal 2017.

Revenue by Sales Channel
The following tables summarize revenue by channel. We sell our products globally through a direct sales force, third party distributors, independent sales representatives and via our website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and some commercial customers.

	2019		2018 (1)		2017 (1)
	Revenue	% of Total Revenue (2)	Revenue	% of Total Revenue (2)	Revenue	% of Total Revenue (2)
Distributors	$3,409,161	57%	$3,424,145	55%	$2,749,335	52%
Direct customers	2,506,065	42%	2,721,885	44%	2,424,514	46%
Other	75,839	1%	78,659	1%	72,505	1%
Total Revenue	$5,991,065	100%	$6,224,689	100%	$5,246,354	100%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
(2)The sum of the individual percentages may not equal the total due to rounding.
As indicated in the above table, the percentage of total revenue sold via each channel has remained relatively consistent in fiscal 2019, fiscal 2018 and fiscal 2017.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the geographic location of the distributors or OEMs who purchased the Company's products, for fiscal 2019, fiscal 2018 and fiscal 2017 was as follows:

				Change
	Fiscal Year			2019 over 2018		2018 over 2017
	2019	2018 (1)	2017 (1)	$ Change	% Change (2)	$ Change	% Change (2)
United States	$2,020,886	$2,277,084	$2,110,545	$(256,198)	(11)%	$166,539	8%
Rest of North and South America	55,059	46,276	48,620	8,783	19%	(2,344)	(5)%
Europe	1,374,673	1,405,686	1,164,725	(31,013)	(2)%	240,961	21%
Japan	657,632	714,846	586,521	(57,214)	(8)%	128,325	22%
China	1,316,275	1,215,949	898,645	100,326	8%	317,304	35%
Rest of Asia	566,540	564,848	437,298	1,692	—%	127,550	29%
Total Revenue	$5,991,065	$6,224,689	$5,246,354	$(233,624)	(4)%	$978,335	19%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
(2)The sum of the individual percentages may not equal the total due to rounding.
In fiscal 2019, fiscal 2018 and fiscal 2017, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, the Netherlands and Sweden; and the predominant countries comprising “Rest of Asia” are South Korea and Taiwan.
The sales decrease in the United States year-over-year in fiscal 2019 was primarily a result a of a broad-based decrease in demand for our products and one less week of operations in fiscal 2019 as compared to fiscal 2018, partially offset by an increase in demand for products sold into the aerospace and defense sectors of the Industrial end market. The sales increase in the United States year-over-year in fiscal 2018 was primarily a result of the Acquisition, which accounted for approximately $255.3 million of the increase, contributing to an increase in demand for our products sold into the Industrial, Communications and Automotive end markets and an additional week of operations in fiscal 2018, as compared to fiscal 2017, partially offset by a decrease in demand for our products sold into the Consumer end market.
The sales decrease in Europe year-over-year in fiscal 2019 was primarily a result of a broad-based decrease in demand for our products and one less week of operations in fiscal 2019 as compared to fiscal 2018, partially offset by an increase in demand for products sold into the Communications end market and aerospace and defense sectors of the Industrial end market. The sales increase in Europe year-over-year in fiscal 2018 was primarily a result of the Acquisition, which accounted for approximately $145.9 million of the increase, and contributing to an increase in demand for our products sold into the Industrial end market and an additional week of operations in fiscal 2018, as compared to fiscal 2017.
The sales decrease in Japan year-over-year in fiscal 2019 was primarily a result of a broad-based decrease in demand for our products and one less week of operations in fiscal 2019 as compared to fiscal 2018, partially offset by an increase in demand for products sold into the Automotive end market. The sales increase in Japan year-over-year in fiscal 2018 was a result of the Acquisition, which accounted for approximately $89.2 million of the increase.
The sales increase in China year-over-year in fiscal 2019 was primarily a result of an increase in demand for our products sold into the Communications end market, partially offset by decreased demand for products sold into the Consumer and Automotive end markets and one less week of operations in fiscal 2019 as compared to fiscal 2018. The sales increase in China year-over-year in fiscal 2018 was primarily a result of the Acquisition, which accounted for approximately $93.1 million of the increase, contributing to a broad-based increase in demand for our products sold into all end markets and an additional week of operations in fiscal 2018 as compared to fiscal 2017.
Sales in the Rest of Asia year-over-year in fiscal 2019 remained relatively flat as increase in demand for our products sold into the Communications and Automotive end markets, were partially offset by decreased demand for products sold into the Industrial end market and one less week of operations in fiscal 2019 as compared to fiscal 2018. The sales increase in the Rest of Asia year-over-year in fiscal 2018 was primarily a result of the Acquisition, which accounted for approximately $63.4 million of the increase, contributing to a broad-based increase in demand for our products sold into the Industrial, Communications and Automotive end markets and an additional week of operations in fiscal 2018 as compared to fiscal 2017.
Gross Margin

				Change
	Fiscal Year			2019 over 2018		2018 over 2017
	2019	2018 (1)	2017 (1)	$ Change	% Change	$ Change	% Change
Gross margin	$4,013,750	$4,250,396	$3,168,241	$(236,646)	(6)%	$1,082,155	34%
Gross margin %	67.0%	68.3%	60.4%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Gross margin percentage in fiscal 2019 decreased by 130 basis points compared to fiscal 2018, primarily as a result of lower internal utilization of our wafer fabrication facilities and a write-down of inventory primarily associated with a customer within our Communications end market.
Gross margin percentage in fiscal 2018 increased by 790 basis points compared to fiscal 2017, primarily because fiscal 2017 included cost of sales adjustments of $358.7 million related to the sale of acquired Linear inventory written up to fair value. Additionally, the increase in gross margin percentage in fiscal 2018, as compared to fiscal 2017 was a result of a mix shift in favor of higher margin products being sold resulting from the Acquisition and lower cost of sales resulting from favorable factory variances related to increased utilization at our manufacturing facilities. The increase in gross margin percentage in fiscal 2018 was partially offset by increases in amortization expense of developed technology intangible assets and depreciation expense related to fixed assets as a result of a full year of expense for each related to the Acquisition.
Research and Development (R&D)

				Change
	Fiscal Year			2019 over 2018		2018 over 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
R&D expenses	$1,130,348	$1,165,047	$968,133	$(34,699)	(3)%	$196,914	20%
R&D expenses as a % of revenue	18.9%	18.7%	18.5%
R&D expenses decreased in fiscal 2019 as compared to fiscal 2018 primarily as a result of decreases in variable compensation expense and one less week of operations in fiscal 2019 as compared to fiscal 2018, partially offset by increases in operational spending and R&D employee and related benefit expenses.
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
Selling, Marketing, General and Administrative (SMG&A)

				Change
	Fiscal Year			2019 over 2018		2018 over 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
SMG&A expenses	$648,094	$695,540	$690,533	$(47,446)	(7)%	$5,007	1%
SMG&A expenses as a % of revenue	10.8%	11.2%	13.2%
SMG&A expenses decreased in fiscal 2019 as compared to fiscal 2018, primarily as a result of decreases in variable compensation expense, acquisition-related costs and one less week of operations in fiscal 2019 as compared to fiscal 2018, partially offset an increase in operational spending.
Amortization of Intangibles

				Change
	Fiscal Year			2019 over 2018		2018 over 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
Amortization expenses	$429,041	$428,902	$297,351	$139	—%	$131,551	44%
Amortization expenses as a % of revenue	7.2%	6.9%	5.7%
Amortization expenses was relatively flat in fiscal 2019 as compared to fiscal 2018 as we did not have any significant acquisitions of intangible assets in fiscal 2019. Intangible assets are being amortized on a straight-line basis over their estimated useful lives.
Special Charges
We monitor global macroeconomic conditions on an ongoing basis and continue to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years.
Repositioning Action: During fiscal 2019, we recorded special charges of $88.1 million as a result of organizational initiatives to reposition our global workforce skill set to align with our long-term strategic plan. Approximately $73.9 million of these actions was for severance and fringe benefit costs in accordance with either our ongoing benefit plan or statutory requirements. The remaining $14.2 million related to the write-off of acquired intellectual property due to the Company’s decision to discontinue certain product development strategies. Once fully implemented, the repositioning actions are expected to result in net annualized cash savings of approximately $48.0 million.
Closure of manufacturing facilities: As a result of our fiscal 2018 decision to consolidate certain wafer and test facility operations acquired as part of the Acquisition, we recorded special charges of $7.6 million during fiscal 2019, totaling $52.0 million on a cumulative basis through November 2, 2019. Over the next one to three years, we plan to close our Hillview wafer fabrication facility located in Milpitas, California and our Singapore test facility. We intend to transfer Hillview wafer fabrication production to our other internal facilities and to external foundries. In addition, we are planning to transition testing operations currently handled in our Singapore facility to our facilities in Penang, Malaysia and the Philippines, in addition to our outsourced assembly and test partners. The special charge recognized as a result of this action consists of severance and related benefit costs. We expect that this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $60.0 million once fully implemented.

Operating Income

				Change
	Fiscal Year			2019 over 2018		2018 over 2017
	2019	2018 (1)	2017 (1)	$ Change	% Change	$ Change	% Change
Operating income	$1,710,608	$1,899,589	$1,162,761	$(188,981)	(10)%	$736,828	63%
Operating income as a % of revenue	28.6%	30.5%	22.2%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
The decrease in operating income in fiscal 2019 as compared to fiscal 2018 was primarily the result of a $236.6 million decrease in gross margin and a $34.3 million increase in special charges, partially offset by a $47.4 million decrease in SMG&A expenses and a $34.7 million decrease in R&D expenses as more fully described above under the headings Gross Margin, Special Charges, Selling, Marketing, General and Administrative (SMG&A) and Research and Development (R&D).
The increase in operating income in fiscal 2018 as compared to fiscal 2017 was the result of a $1.1 billion increase in gross margin, partially offset by a $196.9 million increase in R&D expenses, a $131.6 million increase in amortization expense, an $11.8 million increase in special charges, and a $5.0 million increase in SMG&A expenses.
Nonoperating (Income) Expenses

				Change
	Fiscal Year			2019 over 2018	2018 over 2017
	2019	2018	2017	$ Change	$ Change
Interest expense	$229,075	$253,589	$250,840	$(24,514)	$2,749
Interest income	(10,229)	(9,383)	(30,333)	(846)	20,950
Other, net	6,034	69	7,507	5,965	(7,438)
Total nonoperating expenses	$224,880	$244,275	$228,014	$(19,395)	$16,261
The year-over-year decrease in nonoperating expense in fiscal 2019 was primarily the result of a decrease in interest expense including lower amortized finance fees, which were accelerated as a result of principal repayments related to our previously outstanding 3-year and 5-year term loans, partially offset by an increase in other, net expenses resulting from the impairment of investments during fiscal 2019.
See Note 14, Debt, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on debt issuances and commitments related to the Acquisition.
Provision for Income Taxes

				Change
	Fiscal Year			2019 over 2018		2018 over 2017
	2019	2018 (1)	2017 (1)	$ Change	% Change	$ Change	% Change
Provision for income taxes	$122,717	$148,334	$129,368	$(25,617)	(17)%	$18,966	15%
Effective income tax rate	8.3%	9.0%	13.8%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective income tax rate can also be impacted each year by discrete factors or events.
The Tax Cuts and Jobs Act of 2017 (Tax Legislation), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. We completed our accounting for the income tax effects of the Tax Legislation during fiscal 2019, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118.

The tax rate for fiscal 2019 was below the U.S. statutory tax rate of 21% partially due to lower statutory tax rates applicable to our operations in the foreign jurisdictions from which we earn income and tax incentives such as the foreign derived intangible income deduction and research and development tax credits. These items are partially offset by the global intangible low-tax income (GILTI) tax. The tax rate for fiscal 2019 includes a $17.2 million tax benefit from a voluntary accounting policy change in the statutory statements of a foreign subsidiary, an $11.2 million tax benefit from an increase in tax credits upon filing our fiscal 2018 federal income tax return and excess tax benefits from stock-based compensation payments of $28.7 million.
Similarly, our tax rate for fiscal 2018 was below our then blended U.S. federal statutory tax rate of 23.4%, primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income and $25.6 million of tax benefit related to the release of uncertain tax positions due to lapses in statute of limitations. In addition, our effective tax rate for fiscal 2018 includes a provisional estimate for a discrete tax benefit of $637.0 million from remeasuring our U.S. deferred tax assets and liabilities at the lower 21.0% U.S. federal statutory tax rate and a provisional estimate of $691.0 million for the discrete tax charge from the Tax Legislation’s one-time transition tax associated with our undistributed foreign earnings, which is comprised of a $755.0 million transitional tax less a deferred tax liability of $64.0 million that was recorded in prior years and excess tax benefits from stock-based compensation payments of $26.2 million.
Non-U.S. jurisdictions accounted for approximately 75.9% of our total revenues for both fiscal 2019 and fiscal 2018. This revenue generated outside of the U.S. results in a material portion of our pretax income being taxed outside the U.S. In fiscal 2019, this was primarily in Ireland and Singapore, at tax rates ranging from 12.5% to 17% and in fiscal 2018, this was primarily in Bermuda, Ireland and Singapore, at tax rates ranging from 0 to 33.3%. The impact on our provision for income taxes on income earned in foreign jurisdictions being taxed at rates different than the U.S. federal statutory rate was a benefit of approximately $242.9 million and a foreign effective tax rate of approximately 21.1% for fiscal 2019 as compared to a benefit of approximately $420.8 million and a foreign effective tax rate of approximately 5.2% for fiscal 2018. Our foreign effective tax rates for both periods are inclusive of certain non-deductible expenses which can result in tax rates higher than the applicable statutory tax rates. In addition, our effective income tax rate can be impacted each year by amounts for discrete factors or events and acquisition-related accounting adjustments.
See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
Net Income

				Change
	Fiscal Year			2019 over 2018		2018 over 2017
	2019	2018 (1)	2017 (1)	$ Change	% Change	$ Change	% Change
Net income	$1,363,011	$1,506,980	$805,379	$(143,969)	(10)%	$701,601	87%
Net income, as a % of revenue	22.8%	24.2%	15.4%
Diluted EPS	$3.65	$4.00	$2.29	$(0.35)	(9)%	$1.71	75%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
The decrease in net income in fiscal 2019 as compared to fiscal 2018 was a result of a $189.0 million decrease in operating income, partially offset by a $25.6 million decrease in provision for income taxes and a $19.4 million decrease in nonoperating expense.
The increase in net income in fiscal 2018 as compared to fiscal 2017 was a result of a $736.8 million increase in operating income, partially offset by a $19.0 million increase in provision for income taxes and a $16.3 increase in nonoperating expense.
The impact of inflation and foreign currency exchange rate movement on our results of operations during the past three fiscal years has not been significant.

Liquidity and Capital Resources
At November 2, 2019, our principal source of liquidity was $648.3 million of cash and cash equivalents, of which approximately $295.7 million was held in the United States. The balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States may not be available for repatriation as dividends to the United States in the future. If such funds are needed for U.S. operations, we would be required to accrue and pay foreign withholding and U.S. state income taxes to the extent not already subject to taxation. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
On the Acquisition Date, we entered into a 90-day Bridge Credit Agreement that provided for unsecured loans in an aggregate principal amount of up to $4.1 billion and borrowed under a term loan agreement consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. During fiscal year 2019, we refinanced both term loans into one 3-year unsecured term loan in the principal amount of $1.25 billion, due March 10, 2022. As of November 2, 2019, we have repaid $325 million of principal on the 3-year unsecured term loan. See Note 13, Revolving Credit Facility and Note 14, Debt of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Fiscal Year
	2019	2018 (1)	2017 (1)
Net cash provided by operating activities	$2,253,100	$2,442,361	$1,154,365
Net cash provided by operating activities as a % of revenue	37.6%	39.2%	22.0%
Net cash used for investing activities	$(293,186)	$(313,998)	$(6,618,014)
Net cash (used for) provided by financing activities	$(2,126,794)	$(2,358,042)	$5,586,805
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

At November 2, 2019, cash and cash equivalents totaled $648.3 million. The following changes contributed to the net change in cash and cash equivalents in fiscal 2019 and fiscal 2018. A discussion of changes in our results of operations from fiscal 2017 to fiscal 2018 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended November 3, 2018 filed with the Securities and Exchange Commission on November 27, 2018.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The decrease in cash provided by operating activities during fiscal 2019, as compared to fiscal 2018, was primarily a result of changes in tax liabilities related to the one-time transition tax as a result of the Tax Legislation.
Investing Activities
Investing cash flows consist primarily of capital expenditures and cash used for acquisitions. The decrease in cash used for investing activities during fiscal 2019, as compared to fiscal 2018, was primarily the result of decreased payments for acquisitions, partially offset by increased capital spending.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The decrease in cash used for financing activities during fiscal 2019, as compared to fiscal 2018, was primarily due to an increase in proceeds from debt related to the June 2019 term loan agreement and a decrease in debt repayments, partially offset by increases in stock repurchases and dividend payments.

Working Capital

	Fiscal Year
	2019	2018	$ Change	% Change
Accounts receivable, net	$635,136	$639,717	$(4,581)	(1)%
Days sales outstanding (1) (2)	39	39
Inventory	$609,886	$586,760	$23,126	4%
Days cost of sales in inventory (1) (2)	110	105
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
(2)We use the average of the current year and prior year ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The decrease in accounts receivable for fiscal 2019 compared to fiscal 2018 was primarily the result of normal variations in the timing of collections and billings.
Inventory in dollars increased in fiscal 2019 as compared to fiscal 2018, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities increased to $1.5 billion at November 2, 2019 from $1.1 billion recorded at the end of fiscal 2018. The increase was primarily due to increases in the current portion of our debt and income taxes payable.
Debt
As of November 2, 2019, we had $5.5 billion of carrying value outstanding on our debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. Our debt obligations consist of the following:
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
The indentures governing the 2020 Notes, 2021 Notes, January 2021 Notes, 2023 Notes, December 2023 Notes, 2025 Notes, 2026 Notes, 2036 Notes and 2045 Notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt or borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of November 2, 2019, we were compliant with these covenants. See Note 14, Debt, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.

$5.0 Billion Aggregate Principal Term Loans
On the Acquisition Date, we drew down on a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. The term loans bore interest at a rate per annum equal to the Eurodollar Rate plus a margin based on our debt ratings from time to time of between 0.75% and 1.63% in the case of the 3-year unsecured term loan, and a margin of between 0.88% and 1.75% in the case of the 5-year unsecured term loan. As of November 2, 2019, we have repaid the 3-year and 5-year unsecured term loans in full.
$1.25 Billion Principal Term Loan
On June 28, 2019, we entered into a term loan credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and the other banks identified therein as lenders, under which we borrowed unsecured term loans in the aggregate principal amount of $1.25 billion, maturing March 10, 2022, to refinance our then-outstanding 3-year and 5-year unsecured term loans. Loans under the term loan credit agreement may be either Eurodollar Rate Loans or Base Rate Loans at our option. Each Eurodollar Rate Loan will bear interest at a rate per annum equal to the Adjusted LIBO Rate plus a margin based on our debt ratings from time to time of between 0.625% and 1.500%. Each Base Rate Loan will bear interest at a rate per annum equal to the Base Rate plus a margin based on our debt ratings from time to time of between 0.00% and 0.500%. As of November 2, 2019, we have repaid $325.0 million of principal on the term loans.
Revolving Credit Facility
On June 28, 2019, we entered into a second amended and restated revolving credit agreement with Bank of America N.A. as administrative agent and the other banks identified therein as lenders (Revolving Credit Agreement), which further amended and restated our amended and restated revolving credit agreement dated as of September 23, 2016. The Revolving Credit Agreement provides for a five year unsecured revolving credit facility in an aggregate principal amount of up to $1.25 billion, expiring on June 28, 2024. Loans under the Revolving Credit Agreement can be Eurocurrency Rate Loans or Base Rate Loans at our option. Each Eurocurrency Rate Loan will bear interest at a rate per annum equal to the Eurocurrency Rate plus a margin based on our debt ratings from time to time of between 0.690% and 1.375%. Each Base Rate Loan will bear interest at a rate per annum equal to the Base Rate plus a margin based on our debt ratings from time to time of between 0.00% and 0.375%. In December 2018, we borrowed $75.0 million under the previous revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. We repaid the $75.0 million plus interest of $0.2 million in January 2019.
As of November 2, 2019, we have no outstanding borrowings under the revolving credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 4.0 to 1.0. The debt covenant will be reduced over time to 3.5 to 1.0, beginning in fiscal 2020 depending upon facts and circumstances. As of November 2, 2019, we were compliant with these covenants. See Note 13, Revolving Credit Facility, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our revolving credit facility.
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
In connection with the Acquisition, we temporarily suspended the share repurchase program. On August 21, 2018, we reinstated the share repurchase program, and as of November 2, 2019, we had repurchased a total of approximately 154.4 million shares of its common stock for approximately $6.1 billion under this program. An additional $2.1 billion remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also, from time to time, repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options.
Capital Expenditures
Net additions to property, plant and equipment were $275.4 million in fiscal 2019 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2020 to be slightly below 4% of fiscal 2020 revenue. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On November 25, 2019, our Board of Directors declared a cash dividend of $0.54 per outstanding share of common stock. The dividend will be paid on December 17, 2019 to all shareholders of record at the close of business on December 6, 2019 and is expected to total approximately $198.9 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
The table below summarizes our contractual obligations and the amounts we owe under these contracts in specified periods as of November 2, 2019:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Transition tax (1)	$659,773	$33,032	$119,379	$171,608	$335,754
Operating leases (2)	448,721	79,789	108,331	70,430	190,171
Debt obligations (3)	5,525,000	300,000	1,775,000	1,050,000	2,400,000
Interest payments associated with debt obligations	1,456,063	182,268	314,539	234,356	724,900
Deferred compensation plan (4)	48,302	1,148	—	—	47,154
Pension funding (5)	7,565	7,565	—	—	—
Total	$8,145,424	$603,802	$2,317,249	$1,526,394	$3,697,979
_______________________________________
(1)The Tax Legislation, enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries that we elected to pay over a period of eight years that begins in fiscal 2019 on an interest free basis.
(2)Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.
(3)Debt obligations are assumed to be held to maturity.
(4)These payments relate to obligations under our deferred compensation plan. The deferred compensation plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. The amount in the “More than 5 Years” column of the table represents the remaining total balance under the deferred compensation plan to be paid to participants who have not terminated employment. Since we cannot reasonably estimate the timing of withdrawals for participants who have not yet terminated employment, we have included the future obligation to these participants in the “More than 5 Years” column of the table.
(5)Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for fiscal year 2019. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables, such as plan asset performance, interest rates and the rate of increase in compensation levels.
As of November 2, 2019, our total liabilities associated with uncertain tax positions was $27.7 million, which are included in non-current income taxes payable in our consolidated balance sheets contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our deferred taxes and tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these deferred taxes and uncertain tax positions. Therefore, we have not included these deferred taxes and uncertain tax positions in the above contractual obligations table.
The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information available as of November 2, 2019.
Off-balance Sheet Arrangements
As of November 2, 2019, we had no off-balance sheet financing arrangements.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) and are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 2s, New Accounting Pronouncements, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our historical financial condition and results of operations.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of the financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future based on available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. We also have other policies that we consider key accounting policies; however, the application of these policies does not require us to make significant estimates or judgments that are difficult or subjective.
Revenue Recognition
Recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. As a result of the adoption of new revenue accounting rules in the first quarter of fiscal 2019, we revised our revenue recognition policy. We now recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration that we expect to receive in exchange for those products or services. Under this rule, we recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of our shipping terms permit us to recognize revenue at point of shipment or delivery. Certain shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, we defer the revenue recognized until title has passed. Shipping costs are charged to selling, marketing, general and administrative expense as incurred. Sales taxes are excluded from revenue.
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
Performance Obligations: Substantially all of our contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit (IC) products. Such sales represent a single performance obligation because the sale is one type of good or includes multiple goods that are neither capable of being distinct nor separable from the other promises in the contract. This performance obligation is satisfied when control of the product is transferred to the customer, which occurs upon shipment or delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. As allowed under ASU 2014-09, we have opted to not disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year. We generally warrant that our products will meet their published specifications, and that we will repair or replace defective products, for one year from the date title passes from us to the customer. Specific accruals are recorded for known product warranty issues.
Transaction Price: The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes credits issued to the distributor due to price protection and sales made to distributors under agreements that allow certain rights of return, referred to as stock rotation. Price protection represents price discounts granted to certain distributors to allow the distributor to earn an appropriate margin on sales negotiated with certain customers and in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Stock rotation allows distributors limited levels of returns in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. A liability for distributor credits covering variable consideration is made based on management's estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates.
Contract Balances: Accounts receivable represents our unconditional right to receive consideration from its customers. Payments are typically due within 30 to 45 days of invoicing and do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the consolidated balance sheets in any of the periods presented.

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
Goodwill
Goodwill is subject to annual impairment tests or more frequently if indicators of potential impairment exist and suggest that the carrying value of goodwill may not be recoverable from estimated discounted future cash flows. We test goodwill for impairment at the reporting unit level, which we determined to be the same level as our eight identified operating segments, on an annual basis in the fourth quarter (on or about August 4) or more frequently if we believe indicators of impairment exist. We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. If we elect not to use this option, or we determine that it is more likely than not that the fair value of a reporting unit is less than its net book value, then we perform the quantitative goodwill impairment test. The quantitative goodwill impairment test requires an entity to compare the fair value of a reporting unit with its carrying amount. If fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We determine the fair value of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, we reconcile the aggregate fair values of our reporting units determined, as described above, to its current market capitalization, allowing for a reasonable control premium.

In fiscal 2017 and prior periods, we did not elect to use the qualitative option for assessing goodwill and instead proceeded directly to the quantitative goodwill impairment analysis. In fiscal 2018, we used the qualitative method of assessing goodwill for all eight of our reporting units.
In our latest annual impairment evaluation that occurred as of August 4, 2019, we used the qualitative method of assessing goodwill for seven of our eight reporting units and the quantitative method for one reporting unit. For each of the reporting units evaluated using the qualitative method, we determined that it was not more likely than not that the fair values were less than their net book values. In making this determination, we considered several factors, including the following:
–the amount by which the fair values of each reporting unit exceeded their carrying values as of the date of the most recent quantitative impairment analysis, which indicated there would need to be substantial negative developments in the markets in which these reporting units operate in order for there to be potential impairment;
–the carrying values of these reporting units as of August 4, 2019 compared to the previously calculated fair values as of the date of the most recent quantitative impairment analysis;
–the current forecasts as compared to the forecasts included in the most recent quantitative impairment analysis;
–public information from competitors and other industry information to determine if there were any significant adverse trends in our competitors' businesses, such as significant declines in market capitalization or significant goodwill impairment charges that could be an indication that the goodwill of our reporting units was potentially impaired;
–changes in the value of major U.S. stock indices that could suggest declines in overall market stability that could impact the valuation of our reporting units;
–changes in our market capitalization and overall enterprise valuation to determine if there were any significant decreases that could be an indication that the valuation of our reporting units had significantly decreased; and
–whether there had been any significant increases to the weighted-average cost of capital (WACC) rates for each reporting unit, which could materially lower our prior valuation conclusions under a discounted cash flow approach.
For the reporting unit we assessed goodwill using the quantitative method, we calculated its fair value and compared it with its carrying value. In calculating fair value, we used a weighting of the income and market approaches. Under the income approach, we used a discounted cash flow methodology which required significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we used the guideline public company method. Under this method we utilized information from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit, to create valuation multiples that were applied to the operating performance of the reporting unit, in order to obtain its fair value. As a result of this analysis, we concluded the reporting unit’s fair value exceeded its carrying amount as of the assessment date and no risk of impairment existed.
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
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. We generally determine the fair value of the contingent consideration using the income approach methodology of valuation. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to operating expenses within the consolidated statements of income. Changes in the fair value of the contingent consideration can result from changes in assumed discount periods and rates, and from changes pertaining to the achievement of the defined milestones. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, future business and economic conditions, as well as changes in any of the assumptions described above, can materially impact the amount of contingent consideration expense we record in any given period.

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
See Note 12, Income Taxes, of the of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
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
Contingencies
From time to time, in the ordinary course of business, various claims, charges and litigation are asserted or commenced against us arising from, or related to, among other things, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage, employment or employment benefits. We periodically assess each matter to determine if a contingent liability should be recorded. In making this determination, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts. Based on the information we obtain, combined with our judgment regarding all the facts and circumstances of each matter, we determine whether it is probable that a contingent loss may be incurred and whether the amount of such loss can be reasonably estimated. If a loss is probable and reasonably estimable, we record a contingent loss. In determining the amount of a contingent loss, we consider advice received from experts in the specific matter, current status of legal proceedings, settlement negotiations that may be ongoing, prior case history and other factors. If the judgments and estimates made by us are incorrect, we may need to record additional contingent losses that could materially adversely impact our results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned or paid on our marketable securities and debt, as well as the fair value of our investments and debt.
During fiscal 2019, we entered into a term loan credit agreement, under which we borrowed unsecured term loans in the aggregate principal amount of $1.25 billion, maturing March 10, 2022. Loans under the term loan agreement may be Eurodollar Rate Loans or Base Rate Loans at our option. Each Eurodollar Rate Loan will bear interest at a rate per annum equal to the Adjusted LIBO Rate plus a margin based on our debt ratings from time to time of between 0.625% and 1.500%. Each Base Rate Loan will bear interest at a rate per annum equal to the Base Rate plus a margin based on our debt ratings from time to time of between 0.000% and 0.500%. In fiscal 2019, we made principal payments on the term loans in the amount of $325.0 million. Based on the $925 million of floating rate debt outstanding as of November 2, 2019, our annual interest expense would change by approximately $9.3 million for each 100 basis point increase in interest rates.
We utilize interest rate derivatives to manage interest rate exposure on both outstanding debt as well as future issuances. As of November 2, 2019, for each 100 basis point decrease in the ten-year U.S. Treasury rate, the fair value of our outstanding derivative instruments would change by approximately $100 million.
Based on our marketable securities outstanding as of November 2, 2019 and November 3, 2018, our annual interest income would change by approximately $6.5 million and $8.2 million, respectively, for each 100 basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of November 2, 2019 and November 3, 2018, a hypothetical 100 basis point increase in interest rates across all maturities would not materially impact the fair market value of the portfolio in either period. If significant, such losses would only be realized if we sold the investments prior to maturity.
As of November 2, 2019, we had $4.6 billion in principal amount of senior unsecured notes outstanding, with a fair value of $4.9 billion. The fair value of our notes is subject to interest rate risk, market risk, and other factors. Generally, the fair value of our notes will increase as interest rates fall and decrease as interest rates rise. The fair values of our notes as of November 2, 2019 and November 3, 2018, assuming a hypothetical 100 basis point increase in market interest rates, are as follows:

	November 2, 2019			November 3, 2018
(thousands)	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points
2020 Notes, due March 2020	$300,000	$300,872	$299,793	$300,000	$298,147	$294,237
2021 Notes, due January 2021	450,000	454,634	449,354	450,000	444,568	435,334
2021 Notes, due December 2021	400,000	402,591	394,524	400,000	386,375	375,215
2023 Notes, due June 2023	500,000	511,190	494,186	500,000	479,189	459,377
2023 Notes, due December 2023	550,000	567,159	545,897	550,000	529,120	505,176
2025 Notes, due December 2025	850,000	914,567	866,162	850,000	829,611	780,432
2026 Notes, due December 2026	900,000	940,192	883,276	900,000	848,027	791,549
2036 Notes, due December 2036	250,000	270,891	240,492	250,000	232,627	206,716
2045 Notes, due December 2045	400,000	491,439	423,591	400,000	407,984	354,806

Foreign Currency Exposure
As more fully described in Note 2i, Derivative and Hedging Agreements, in the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at November 2, 2019 and November 3, 2018, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would result in approximately $12.1 million of losses and $14.1 million of losses, respectively, in changes in earnings or cash flows.
The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of November 2, 2019, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of November 2, 2019 and November 3, 2018:

	November 2, 2019	November 3, 2018
Fair value of forward exchange contracts liability	$—	$(7,150)
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$20,810	$13,591
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(19,269)	$(26,532)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. (the Company) as of November 2, 2019 and November 3, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended November 2, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 2, 2019 and November 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 2, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 2, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 26, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in the year ended November 2, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

Adoption of ASU No. 2016-16
As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for the income tax consequences of intra-entity transfers, other than inventory, in the year ended November 2, 2019 due to the adoption of ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Measuring Variable Consideration
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company's sales contracts provide certain distributors with credits for price protection and rights of return, which results in variable consideration. During 2019, sales to distributors were $3.4 billion net of expected price protection discounts and rights of return for which the liability balance as of November 2, 2019 was $227.0 million.

Auditing the Company's measurement of variable consideration under distributor contracts involved especially challenging judgment because the calculation involves subjective management assumptions about estimates of expected price protection discounts and returns. For example, estimated variable consideration included in the transaction price reflects management's evaluation of contractual terms, historical experience and assumptions about future economic conditions. Changes in those assumptions can have a material effect on the amount of variable consideration recognized.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to calculate the variable consideration. For example, we tested controls over the appropriateness of assumptions management used as well as controls over the completeness and accuracy of the data underlying estimates of expected price protection discounts and returns.

Our audit procedures included, among others, inspecting contractual terms in distributor agreements and testing the underlying data used in management’s calculation for completeness and accuracy as well as evaluating the significant assumptions used in the estimation of variable consideration. We evaluated the Company’s methods and assumptions used in the estimates, which included comparing the assumptions to historical trends. We inspected and tested the results of the Company's retrospective review analysis of actual returns and price protection discounts claimed by distributors, evaluated the estimates made based on historical experience and performed sensitivity analyses of the Company’s significant assumptions to assess the impact on the variable consideration. We also evaluated whether the Company appropriately considered new information that could significantly change the estimated future price protection discounts or returns.

Goodwill – Quantitative Impairment Assessment
Description of the Matter
The Company’s consolidated goodwill balance was $12.3 billion as of November 2, 2019. As described in Note 2 to the consolidated financial statements, the Company evaluates goodwill for impairment at the reporting unit level annually and performed a quantitative goodwill impairment assessment for one of its eight reporting units. The quantitative impairment assessment involves the comparison of the fair value of a reporting unit to its carrying amount. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.

Auditing management's quantitative goodwill impairment test involved a high degree of auditor judgment due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as forecasted revenues, gross profit margins, operating income margins, long-term discount rate, perpetual growth rate, identification of comparable publicly traded companies and estimated valuation multiples.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's quantitative goodwill impairment assessment process. For example, we tested controls over management's review of the valuation model and the significant assumptions used.

To test the estimated fair value of the reporting unit, our audit procedures included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We tested significant assumptions by comparing to current and forecasted industry and economic trends, analyst reports, and forecasted peer company information. We evaluated management’s ability to accurately forecast by comparing actual results to historical forecasts. We also performed sensitivity analyses of certain assumptions to evaluate changes in the fair value that would result from changes in the assumptions. With the assistance of our valuation specialists, we evaluated the selection of the long-term discount rate and perpetual growth rate, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the market approach, including evaluating the reasonableness of the selected comparable publicly traded companies and the resulting market multiples calculation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1967.

Boston, Massachusetts
November 26, 2019

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended November 2, 2019, November 3, 2018 and October 28, 2017

(thousands, except per share amounts)	2019	2018 (1)	2017 (1)
Revenue
Revenue	$5,991,065	$6,224,689	$5,246,354
Costs and Expenses
Cost of sales	1,977,315	1,974,293	2,078,113
Gross margin	4,013,750	4,250,396	3,168,241
Operating expenses:
Research and development	1,130,348	1,165,047	968,133
Selling, marketing, general and administrative	648,094	695,540	690,533
Amortization of intangibles	429,041	428,902	297,351
Special charges	95,659	61,318	49,463
	2,303,142	2,350,807	2,005,480
Operating income	1,710,608	1,899,589	1,162,761
Nonoperating (income) expenses:
Interest expense	229,075	253,589	250,840
Interest income	(10,229)	(9,383)	(30,333)
Other, net	6,034	69	7,507
	224,880	244,275	228,014
Earnings
Income before income taxes	1,485,728	1,655,314	934,747
Provision for income taxes	122,717	148,334	129,368
Net income	$1,363,011	$1,506,980	$805,379

Shares used to compute earnings per common share — Basic	369,133	370,430	346,371
Shares used to compute earnings per common share — Diluted	372,871	374,938	350,484

Basic earnings per common share	$3.68	$4.05	$2.32
Diluted earnings per common share	$3.65	$4.00	$2.29
_______________________________________
(1) Balances have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended November 2, 2019, November 3, 2018 and October 28, 2017

(thousands)	2019	2018 (1)	2017 (1)
Net income	$1,363,011	$1,506,980	$805,379
Foreign currency translation adjustment (net of taxes of $0 in 2019, $0 in 2018 and $1,556 in 2017)	(1,365)	(6,222)	1,572
Change in fair value of available-for-sale securities (net of taxes of $0 in 2019, $0 in 2018 and $35 in 2017)	10	(10)	(517)
Change in unrecognized gains/losses on derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of taxes of $29,401 in 2019, $416 in 2018 and $920 in 2017)	(111,327)	(1,863)	3,806
Adjustment for realized gain/loss reclassified into earnings (net of taxes of $1,518 in 2019, $94 in 2018 and $1,326 in 2017)	7,667	(1,613)	4,199
Total change in derivative instruments designated as cash flow hedges, net of tax	(103,660)	(3,476)	8,005
Changes in accumulated other comprehensive loss — pension plans:
Change in transition asset (net of taxes of $0 in 2019, $0 in 2018 and $1 in 2017)	—	10	14
Change in actuarial loss/gain (net of taxes of $5,734 in 2019, $2,363 in 2018 and $355 in 2017)	(24,344)	12,616	3,513
Change in prior service cost/income (net of taxes of $0 in 2019, $0 in 2018 and $61 in 2017)	—	1	(132)
Total change in accumulated other comprehensive loss — pension plans, net of tax	(24,344)	12,627	3,395
Other comprehensive (loss) income	(129,359)	2,919	12,455
Comprehensive income	$1,233,652	$1,509,899	$817,834
_______________________________________
(1) Balances have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
November 2, 2019 and November 3, 2018

(thousands, except per share amounts)	2019	2018 (1)
ASSETS
Current Assets
Cash and cash equivalents	$648,322	$816,591
Accounts receivable less allowances of $8,387 ($2,284 in 2018)	635,136	639,717
Inventories	609,886	586,760
Prepaid expenses and other current assets	91,782	69,058
Total current assets	1,985,126	2,112,126
Property, Plant and Equipment, at Cost
Land and buildings	956,099	873,186
Machinery and equipment	2,609,493	2,478,032
Office equipment	85,490	76,233
Leasehold improvements	160,175	100,374
	3,811,257	3,527,825
Less accumulated depreciation and amortization	2,591,268	2,373,497
Net property, plant and equipment	1,219,989	1,154,328
Other Assets
Deferred compensation plan investments	47,154	39,853
Other investments	30,170	28,730
Goodwill	12,256,880	12,252,604
Intangible assets, net	4,217,224	4,778,192
Deferred tax assets	1,582,382	9,665
Other assets	53,716	62,868
Total other assets	18,187,526	17,171,912
	$21,392,641	$20,438,366
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$225,270	$260,919
Income taxes payable	187,879	93,722
Debt, current	299,667	67,000
Accrued liabilities	795,816	630,107
Total current liabilities	1,508,632	1,051,748
Non-current Liabilities
Long-term debt	5,192,252	6,265,674
Deferred income taxes	2,088,212	990,409
Deferred compensation plan liability	47,154	39,846
Income taxes payable	654,420	710,179
Other non-current liabilities	192,783	112,337
Total non-current liabilities	8,174,821	8,118,445
Commitments and contingencies (Note 10)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 368,302,369 shares outstanding (370,159,553 on November 3, 2018)	61,385	61,694
Capital in excess of par value	4,936,349	5,282,222
Retained earnings	6,899,253	5,982,697
Accumulated other comprehensive loss	(187,799)	(58,440)
Total shareholders’ equity	11,709,188	11,268,173
	$21,392,641	$20,438,366
_______________________________________
(1)Balances have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.
See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended November 2, 2019, November 3, 2018 and October 28, 2017

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, OCTOBER 29, 2016 (1)	308,171	$51,363	$402,270	$4,975,764	$(73,814)
Activity in Fiscal 2017
Net Income — 2017 (1)				805,379
Dividends declared and paid				(602,119)
Issuance of stock under stock plans and other	5,153	859	132,439
Issuance of stock in connection with acquisition	55,884	9,314	4,584,341
Tax benefit — equity based awards			40,189
Stock-based compensation expense			104,188
Replacement share-based awards issued in connection with acquisition			33,530
Other comprehensive income					12,455
Common stock repurchased	(572)	(95)	(46,438)
BALANCE, OCTOBER 28, 2017 (1)	368,636	61,441	5,250,519	5,179,024	(61,359)
Activity in Fiscal 2018
Net Income — 2018 (1)				1,506,980
Dividends declared and paid				(703,307)
Issuance of stock under stock plans and other	4,012	668	98,359
Tax benefit — equity based awards			7,741
Stock-based compensation expense			151,165
Other comprehensive income					2,919
Common stock repurchased	(2,488)	(415)	(225,562)
BALANCE, NOVEMBER 3, 2018 (1)	370,160	61,694	5,282,222	5,982,697	(58,440)
Activity in Fiscal 2019
Effect of Accounting Standards Update 2016-16				331,026
Net Income — 2019				1,363,011
Dividends declared and paid				(777,481)
Issuance of stock under stock plans and other	4,271	712	115,811
Stock-based compensation expense			150,300
Other comprehensive loss					(129,359)
Common stock repurchased	(6,129)	(1,021)	(611,984)
BALANCE, NOVEMBER 2, 2019	368,302	$61,385	$4,936,349	$6,899,253	$(187,799)
_______________________________________
(1)Balances have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 2, 2019, November 3, 2018 and October 28, 2017

(thousands)	2019	2018 (1)	2017 (1)
Operations
Cash flows from operating activities:
Net income	$1,363,011	$1,506,980	$805,379
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	240,677	228,525	194,666
Amortization of intangibles	570,574	570,538	389,393
Cost of goods sold for inventory acquired	—	—	358,718
Stock-based compensation expense	150,300	151,165	104,188
Non-cash portion of special charges	14,167	—	—
Other non-cash activity	40,907	36,569	(10,865)
Deferred income taxes	(91,253)	(730,376)	(810,398)
Change in operating assets and liabilities:
Accounts receivable	5,890	45,979	(65,669)
Inventories	(42,771)	(34,636)	(47,354)
Prepaid expenses and other current assets	(9,475)	(1,721)	(1,875)
Deferred compensation plan investments	(7,301)	(7,484)	(7,358)
Prepaid income tax	(2,322)	133	2,679
Accounts payable and accrued liabilities	(6,371)	(18,397)	85,987
Deferred compensation plan liability	7,308	7,484	7,358
Income taxes payable, current	74,993	(8,506)	132,289
Other liabilities	(55,234)	696,108	17,227
Total adjustments	890,089	935,381	348,986
Net cash provided by operating activities	2,253,100	2,442,361	1,154,365
Investing Activities
Cash flows from investing:
Purchases of short-term available-for-sale investments	—	—	(705,485)
Maturities of short-term available-for-sale investments	—	—	3,362,792
Sales of short-term available-for-sale investments	—	—	577,187
Additions to property, plant and equipment, net	(275,372)	(254,876)	(204,098)
Payments for acquisitions, net of cash acquired	(11,170)	(52,839)	(9,632,568)
Change in other assets	(6,644)	(6,283)	(15,842)
Net cash used for investing activities	(293,186)	(313,998)	(6,618,014)
Financing Activities
Cash flows from financing activities:
Proceeds from debt	1,250,000	743,778	11,156,164
Early termination of debt	(1,250,000)	—	—
Debt repayments	(850,000)	(2,275,000)	(5,050,000)
Payments on revolver	(75,000)	—	—
Proceeds from revolver	75,000	—	—
Proceeds from derivative instruments	—	—	3,904
Payments of deferred financing fees	—	—	(5,625)
Dividend payments to shareholders	(777,481)	(703,307)	(602,119)
Repurchase of common stock	(613,005)	(225,977)	(46,533)
Proceeds from employee stock plans	116,523	99,027	133,302
Change in other financing activities	(2,831)	3,437	(2,288)
Net cash (used for) provided by financing activities	(2,126,794)	(2,358,042)	5,586,805
Effect of exchange rate changes on cash	(1,389)	(1,568)	3,550
Net (decrease) increase in cash and cash equivalents	(168,269)	(231,247)	126,706
Cash and cash equivalents at beginning of year	816,591	1,047,838	921,132
Cash and cash equivalents at end of year	$648,322	$816,591	$1,047,838
_______________________________________
(1)Balances have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.

See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended November 2, 2019, November 3, 2018 and October 28, 2017
(all tabular amounts in thousands except per share amounts)

1.Description of Business
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

2. Summary of Significant Accounting Policies
a.Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the presentation for the fiscal year ended November 2, 2019 (fiscal 2019).
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2019 and fiscal 2017 were 52-week fiscal periods, while fiscal 2018 was a 53-week period. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, fiscal 2018 included an additional week of operations as compared to fiscal 2019 and fiscal 2017.
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
As further discussed in Note 2n, Revenue Recognition, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), in the first quarter of fiscal 2019. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period showing, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized as of the date of initial application. The Company adopted ASU 2014-09 using the full retrospective method and applied the practical expedient, in which the Company is not required to disclose the amount of consideration allocated to any remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before the date of the initial application.
As a result of the adoption of ASU 2014-09, the Company changed its accounting policy for revenue recognition and recognizes revenue from product sales to its customers and distributors when title passes, which is generally upon shipment. Prior to the adoption of ASU 2014-09, revenue and the related cost of sales on shipments to certain distributors were deferred until the distributor resold the products to their end customers. See Note 2n, Revenue Recognition, in these Notes to

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidated Financial Statements for the details of the Company’s revenue recognition policies. The adoption of ASU 2014-09 impacted the Company’s consolidated statements of income and consolidated balance sheets but did not impact its consolidated statements of cash flows, with the exceptions of net income and reclassifications within adjustments to reconcile net income to cash provided by operations, and did not impact the consolidated statement of shareholders' equity, with the exceptions of retained earnings and net income. As shown in the tables below, pursuant to the guidance in ASU 2014-09, the Company restated its historical financial results to be consistent with the standard. Accordingly, the amounts for fiscal 2019, fiscal 2018 and fiscal 2017 periods presented in this Form 10-K reflect the impact of ASU 2014-09.
In addition, the Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in the first quarter of fiscal 2019. Under this ASU, the service cost component of net periodic benefit cost is recorded in Cost of sales, Research and development, Selling, marketing, general and administrate expenses, while the remaining components are recorded to Other, net within the Company's consolidated statements of income. As such, the prior year amounts have been reclassified to provide comparable presentation in line with the guidance in ASU 2017-07 based on amounts previously disclosed for the various components of net periodic pension cost. See Note 11, Retirement Plans, in these Notes to Consolidated Financial Statements for more information on the adoption of ASU 2017-07.
The tables below reconcile the impact of ASU 2014-09 and ASU 2017-07 on the consolidated statements of income:

	Year Ended November 3, 2018
Consolidated Statement of Income	As Reported	Impact of Adoption of ASU 2014-09	Impact of Adoption of ASU 2017-07	As Adjusted
Revenue	$6,200,942	$23,747	$—	$6,224,689
Cost of sales	1,967,640	6,950	(297)	1,974,293
Gross margin	4,233,302	16,797	297	4,250,396
Operating expenses:
Research and development	1,165,410	—	(363)	1,165,047
Selling, marketing, general and administrative	695,937	—	(397)	695,540
Amortization of intangibles	428,902	—	—	428,902
Special charges	61,318	—	—	61,318
	2,351,567	—	(760)	2,350,807
Operating income	1,881,735	16,797	1,057	1,899,589
Nonoperating expense (income):
Interest expense	253,589	—	—	253,589
Interest income	(9,383)	—	—	(9,383)
Other, net	(988)	—	1,057	69
	243,218	—	1,057	244,275
Income before income taxes	1,638,517	16,797	—	1,655,314
Provision for income taxes	143,085	5,249	—	148,334
Net income	$1,495,432	$11,548	$—	$1,506,980
Shares used to compute earnings per common share – basic	370,430	—	—	370,430
Shares used to compute earnings per common share – diluted	374,938	—	—	374,938
Basic earnings per common share	$4.02	$0.03	$—	$4.05
Diluted earnings per common share	$3.97	$0.03	$—	$4.00

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended October 28, 2017
Consolidated Statement of Income	As Reported	Impact of Adoption of ASU 2014-09	Impact of Adoption of ASU 2017-07	As Adjusted
Revenue	$5,107,503	$138,851	$—	$5,246,354
Cost of sales	2,045,907	32,589	(383)	2,078,113
Gross margin	3,061,596	106,262	383	3,168,241
Operating expenses:
Research and development	968,602	—	(469)	968,133
Selling, marketing, general and administrative	691,046	—	(513)	690,533
Amortization of intangibles	297,351	—	—	297,351
Special charges	49,463	—	—	49,463
	2,006,462	—	(982)	2,005,480
Operating income	1,055,134	106,262	1,365	1,162,761
Nonoperating expense (income):
Interest expense	250,840	—	—	250,840
Interest income	(30,333)	—	—	(30,333)
Other, net	6,142	—	1,365	7,507
	226,649	—	1,365	228,014
Income before income taxes	828,485	106,262	—	934,747
Provision for income taxes	101,226	28,142	—	129,368
Net income	$727,259	$78,120	$—	$805,379
Shares used to compute earnings per common share – basic	346,371	—	—	346,371
Shares used to compute earnings per common share – diluted	350,484	—	—	350,484
Basic earnings per common share	$2.09	$0.23	$—	$2.32
Diluted earnings per common share	$2.07	$0.22	$—	$2.29
The impact on the Company's previously reported consolidated balance sheet line items is as follows:

	November 3, 2018
	As Reported	Impact of Adoption of ASU 2014-09	As Adjusted
Deferred tax assets	$21,078	$(11,413)	$9,665
Deferred income on shipments to distributors, net	$487,417	$(487,417)	$—
Accrued liabilities	$497,080	$133,027	$630,107
Deferred income taxes	$927,065	$63,344	$990,409
Retained earnings	$5,703,064	$279,633	$5,982,697

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
See Note 12, Income Taxes, in these Notes to Consolidated Financial Statements for more information on the adoption of ASU 2016-16.
b.Cash and Cash Equivalents
Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of ninety days or less at the time of acquisition. Cash and cash equivalents consist primarily of government and institutional money market funds, corporate obligations such as commercial paper and floating rate notes, bonds and bank time deposits.
The Company classifies its investments in readily marketable debt and equity securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase. There were no transfers between investment classifications in any of the fiscal years presented. Held-to-maturity securities, which are carried at amortized cost, include only those securities the Company has the positive intent and ability to hold to maturity. Securities such as bank time deposits, which by their nature are typically held to maturity, are classified as such. The Company’s other readily marketable cash equivalents are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, reported in accumulated other comprehensive (loss) income (AOCI). Adjustments to the fair value of investments classified as available-for-sale are recorded as an increase or decrease in AOCI, unless the adjustment is considered an other-than-temporary impairment, in which case the adjustment is recorded as a charge in the consolidated statements of income.
The Company’s deferred compensation plan investments are classified as trading. See Note 2j, Fair Value and Note 11, Retirement Plans, of these Notes to Consolidated Financial Statements for additional information on these investments.
The Company periodically evaluates its investments for impairment. There were no other-than-temporary impairments of investments in any of the fiscal years presented.
Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating (income) expense. There were no material net realized gains or losses from the sales of available-for-sale investments during any of the fiscal periods presented.
The components of the Company’s cash and cash equivalents as of November 2, 2019 and November 3, 2018 were as follows:

	2019	2018
Cash and cash equivalents:
Cash	$152,432	$147,629
Available-for-sale	416,890	598,962
Held-to-maturity	79,000	70,000
Total cash and cash equivalents	$648,322	$816,591
See Note 2j, Fair Value, of these Notes to Consolidated Financial Statements for additional information on the Company’s cash equivalents.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
c.Supplemental Cash Flow Statement Information

	2019	2018	2017
Cash paid during the fiscal year for:
Income taxes	$205,762	$211,473	$868,492
Interest	$216,143	$233,436	$183,117
d.Inventories
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
Inventories at November 2, 2019 and November 3, 2018 were as follows:

	2019	2018
Raw materials	$35,447	$30,511
Work in process	400,409	375,908
Finished goods	174,030	180,341
Total inventories	$609,886	$586,760
e.Property, Plant and Equipment
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
Depreciation expense for property, plant and equipment was $240.7 million, $228.5 million and $194.7 million in fiscal 2019, 2018 and 2017, respectively.
The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is depreciated over the revised useful life. The Company has not recorded any material impairment charges related to our property, plant and equipment in fiscal 2019, fiscal 2018 or fiscal 2017.
f.Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, utilizing either the qualitative or quantitative method, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment at the reporting unit level, which the Company has determined is consistent with our eight identified operating segments, on an annual basis on the first day of the fourth quarter (on or about August 4) or more frequently if indicators of impairment exist or the Company reorganizes its reporting units. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
book value. If the Company elects not to use this option, or it determines that it is more likely than not that the fair value of a reporting unit is less than its net book value, then the Company performs the quantitative goodwill impairment test.
In the Company's annual impairment evaluation that occurred for fiscal 2019, management used the qualitative method of assessing goodwill for seven of its eight reporting units and the quantitative method for one reporting unit. In fiscal 2018, the Company used the qualitative method for all eight of its identified reporting units. For each of the reporting units evaluated using the qualitative method in fiscal 2019 and fiscal 2018, the Company determined that it was not more likely than not that the fair values were less than their net book values. In making this determination, the Company considered several factors, including the following:
–the amount by which the fair values of each reporting unit exceeded their carrying values as of the date of the most recent quantitative impairment analysis, which indicated there would need to be substantial negative developments in the markets in which these reporting units operate in order for there to be potential impairment;
–the carrying values of these reporting units as of the first day of the fourth quarter compared to the previously calculated fair values as of the date of the most recent quantitative impairment analysis;
–the Company's current forecasts as compared to the forecasts included in the most recent quantitative impairment analysis;
–public information from competitors and other industry information to determine if there were any significant adverse trends in our competitors' businesses, such as significant declines in market capitalization or significant goodwill impairment charges that could be an indication that the goodwill of our reporting units was potentially impaired;
–changes in the value of major U.S. stock indices that could suggest declines in overall market stability that could impact the valuation of our reporting units;
–changes in our market capitalization and overall enterprise valuation to determine if there were any significant decreases that could be an indication that the valuation of our reporting units had significantly decreased; and
–whether there had been any significant increases to the weighted-average cost of capital (WACC) rates for each reporting unit, which could materially lower our prior valuation conclusions under a discounted cash flow approach.
As a result of the quantitative goodwill impairment analysis performed in fiscal 2019 for one of the Company's reporting units, the Company concluded the reporting unit’s fair value exceeded its carrying amount as of the assessment date and no risk of impairment existed. The first step of the goodwill impairment test requires an entity to compare the fair value of a reporting unit with its carrying amount. The Company determined the fair value of its reporting unit using a weighting of the income and market approaches. Under the income approach, the Company used a discounted cash flow methodology which required management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, perpetual growth rates, and long-term discount rates, among others. For the market approach, the Company used the guideline public company method. Under this method the Company utilized information from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit, to estimate valuation multiples that are applied to the operating performance of the reporting unit, in order to estimate its fair value.

There was no impairment of goodwill in any of the fiscal years presented. The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of the fiscal year ending October 31, 2020 (fiscal 2020) unless indicators arise that would require the Company to reevaluate at an earlier date.

The following table presents the changes in goodwill during fiscal 2019 and fiscal 2018:

	2019	2018
Balance at beginning of year	$12,252,604	$12,217,455
Acquisition of Linear (Note 6)	—	1,647
Goodwill adjustment related to other acquisitions (1)	6,702	36,558
Foreign currency translation adjustment	(2,426)	(3,056)
Balance at end of year	$12,256,880	$12,252,604
_______________________________________
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
In-process research and development (IPR&D) assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development (R&D) efforts. Upon completion of the projects, the IPR&D assets are reclassified to technology-based intangible assets and amortized over their estimated useful lives. During fiscal 2019, the company recorded $14.2 million of special charges related to the write-off of acquired intellectual property, classified as IPR&D, due to the Company's decision to discontinue certain product development strategies.
As of November 2, 2019 and November 3, 2018, the Company’s intangible assets consisted of the following:

	November 2, 2019		November 3, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$4,696,562	$1,284,256	$4,697,716	$867,207
Technology-based	1,145,283	385,618	1,114,080	243,350
Trade-name	73,417	28,164	74,031	17,846
IPR&D	—	—	20,768	—
Total (1) (2)	$5,915,262	$1,698,038	$5,906,595	$1,128,403
_______________________________________
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
Amortization expense related to finite-lived intangible assets was $570.6 million, $570.5 million and $389.4 million in fiscal 2019, 2018 and 2017, respectively, and is recorded in Cost of sales and Amortization of intangibles on the consolidated statements of income. The remaining amortization expense will be recognized over a weighted average life of approximately 4.1 years.
The Company expects annual amortization expense for intangible assets as follows:

Fiscal Year	Amortization Expense
2020	$575,004
2021	$574,404
2022	$571,474
2023	$548,276
2024	$486,376

g.Grant Accounting
Certain of the Company’s foreign subsidiaries have received grants from governmental agencies. These grants include capital, employment and research and development grants. Capital grants for the acquisition of property and equipment are netted against the related capital expenditures and amortized as a credit to depreciation expense over the estimated useful life of the related asset. Employment grants, which relate to employee hiring and training, and research and development grants are recognized in earnings in the period in which the related expenditures are incurred by the Company. The amounts recognized were not material in fiscal 2019, fiscal 2018 or fiscal 2017.
h.Translation of Foreign Currencies
The functional currency for the Company’s foreign sales and research and development operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in AOCI. Transaction gains and losses and re-measurement of foreign currency denominated assets and liabilities are included in income

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses included in other, net, were not material in fiscal 2019, 2018 or 2017.
i.Derivative Instruments and Hedging Agreements

Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the British Pound, Philippine Peso and the Japanese Yen. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are matched with the underlying exposures at inception and designated and documented as cash flow hedges. They are qualitatively evaluated for effectiveness on a quarterly basis. The gain or loss on the derivatives are reported as a component of AOCI in shareholders’ equity and reclassified into earnings in the same line item on the consolidated statements of income as the impact of the hedged transaction in the same period during which the hedged transaction affects earnings.
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of November 2, 2019 and November 3, 2018 was $191.1 million and $194.4 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s consolidated balance sheets as of November 2, 2019 and November 3, 2018 were as follows:

		Fair Value At
	Balance Sheet Location	November 2, 2019	November 3, 2018
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$65	$—
Forward foreign currency exchange contracts	Accrued liabilities	$—	$6,934
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of November 2, 2019 and November 3, 2018, the total notional amount of these undesignated hedges was $55.3 million and $40.6 million, respectively. The fair value of these hedging instruments in the Company’s consolidated balance sheets was immaterial as of November 2, 2019 and November 3, 2018.
The Company estimates that settlements of forward foreign currency derivative instruments included in OCI that will be reclassified into earnings will be immaterial within the next 12 months.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's consolidated balance sheets on a net basis. As of November 2, 2019 and November 3, 2018, none of the netting arrangements involved collateral. The following table presents the gross amounts of the Company's derivative assets and liabilities and the net amounts recorded in the Company's consolidated balance sheets as of November 2, 2019 and November 3, 2018:

	November 2, 2019	November 3, 2018
Gross amount of recognized liabilities	$(2,828)	$(8,054)
Gross amounts of recognized assets offset in the consolidated balance sheets	2,828	904
Net liabilities presented in the consolidated balance sheets	$—	$(7,150)
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of the changes in interest rates. During fiscal 2019, the Company entered into an interest rate swap agreement which locked in the interest rate for up to $1 billion in future debt issuances. The interest rate swap was designated and qualified as a cash flow hedge. The fair value of this hedge was $138.8 million as of November 2, 2019 and is included within accrued liabilities in the Company's consolidated balance sheets.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of November 2, 2019 and November 3, 2018, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
The Company records the fair value of its derivative financial instruments in its consolidated financial statements in other current assets, other assets, accrued liabilities and other non-current liabilities, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of OCI. Changes in the fair value of cash flow hedges are recorded in OCI and reclassified into earnings in the same line item on the consolidated statements of income as the impact of the hedged transaction when the underlying contract matures. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the consolidated statements of income related to forward foreign currency exchange contracts, see Note 2o, Accumulated Other Comprehensive (Loss) Income of these Notes to Consolidated Financial Statements.
j.Fair Value
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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of November 2, 2019 and November 3, 2018. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of November 2, 2019 and November 3, 2018, the Company held $231.4 million and $217.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	November 2, 2019
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$416,890	$—	$416,890
Other assets:
Deferred compensation investments	48,302	—	48,302
Total assets measured at fair value	$465,192	$—	$465,192
Liabilities
Interest rate derivatives	—	138,798	138,798
Total liabilities measured at fair value	$—	$138,798	$138,798

	November 3, 2018
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$394,076	$—	$394,076
Corporate obligations (1)	—	204,886	204,886
Other assets:
Deferred compensation investments	41,001	—	41,001
Interest rate derivatives	—	1,436	1,436
Total assets measured at fair value	$435,077	$206,322	$641,399
Liabilities
Forward foreign currency exchange contracts (2)	—	7,150	7,150
Total liabilities measured at fair value	$—	$7,150	$7,150
 _______________________________________
(1)The amortized cost of the Company’s investments classified as available-for-sale as of November 3, 2018 was $205.0 million.
(2)The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, of these Notes to Consolidated Financial Statements for more information related to the Company's master netting arrangements.
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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The carrying amounts of the term loan approximates fair value. The term loan is classified as Level 2 measurements according to the fair value hierarchy. The fair values of the senior unsecured notes debt are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy. See Note 14, Debt, of these Notes to Consolidated Financial Statements for further discussion related to outstanding debt.

	November 2, 2019		November 3, 2018
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan, due March 2022	$925,000	$925,000	$—	$—
3-Year term loan, due March 2020	—	—	425,000	425,000
5-Year term loan, due March 2022	—	—	1,350,000	1,350,000
2020 Notes, due March 2020	300,000	300,872	300,000	298,147
2021 Notes, due January 2021	450,000	454,634	450,000	444,568
2021 Notes, due December 2021	400,000	402,591	400,000	386,375
2023 Notes, due June 2023	500,000	511,190	500,000	479,189
2023 Notes, due December 2023	550,000	567,159	550,000	529,120
2025 Notes, due December 2025	850,000	914,567	850,000	829,611
2026 Notes, due December 2026	900,000	940,192	900,000	848,027
2036 Notes, due December 2036	250,000	270,891	250,000	232,627
2045 Notes, due December 2045	400,000	491,439	400,000	407,984
Total Debt	$5,525,000	$5,778,535	$6,375,000	$6,230,648
k.Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets and identified intangible assets; allowances for doubtful accounts and customer returns; the net realizable value of inventory; potential reserves relating to litigation matters; accrued liabilities, including estimates of variable consideration related to distributor sales; accrued taxes; uncertain tax positions; deferred tax valuation allowances; assumptions pertaining to stock-based compensation payments and defined benefit plans; and fair value of acquired assets and liabilities, including inventory, property, plant and equipment, goodwill, and acquired intangibles; and other reserves. Actual results could differ from those estimates and such differences may be material to the financial statements.
l.Concentrations of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments and trade accounts receivable.
The Company maintains cash and cash equivalents with high credit quality counterparties, continuously monitors the amount of credit exposure to any one issuer and diversifies its investments in order to minimize its credit risk.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company sells its products to distributors and original equipment manufacturers (OEMs) involved in a variety of industries including industrial process automation, instrumentation, defense/aerospace, automotive, communications, computers and computer peripherals and consumer electronics. The Company has adopted credit policies and standards to accommodate growth in these markets. The Company performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, the Company may require letters of credit from customers in certain circumstances. The Company provides reserves for estimated amounts of accounts receivable that may not be collected.
Our largest customer (through distributors and direct sales to OEMs), accounted for approximately 30%, 28%, and 14% of net revenues in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Our next largest customer accounted for approximately 10% of net revenues in fiscal 2019, less than 10% of net revenues in fiscal 2018, and 12% of net revenues in fiscal 2017.
m.Concentration of Other Risks
The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. Additionally, a large portion of the Company’s purchases of external wafer and foundry services are from a limited number of suppliers, such as Taiwan Semiconductor Manufacturing Company (TSMC) and others. If these suppliers or any of the Company’s other key suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components, on the time schedule and of the quality that the Company requires, the Company may be forced to engage additional or replacement suppliers, which could result in significant expenses and disruptions or delays in manufacturing, product development and shipment of product to the Company’s customers. Although the Company has experienced shortages of components, materials and external foundry services from time to time, these items have generally been available to the Company as needed.
n.Revenue Recognition
Recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. As a result of the adoption of new revenue accounting rules in the first quarter of fiscal 2019, the Company revised its revenue recognition policy. The Company now recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Under this rule, the Company recognizes revenue when all of the following criteria are met: (1) the Company has entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of the Company's shipping terms permit the Company to recognize revenue at point of shipment or delivery. Certain shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, the Company defers the revenue recognized until title has passed. Shipping costs are charged to selling, marketing, general and administrative expense as incurred. Sales taxes are excluded from revenue.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected durations of less than one year. The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues.
Transaction Price: The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. Such consideration primarily includes credits issued to the distributor due to price protection and sales made to distributors under agreements that allow certain rights of return, referred to as stock rotation. Price protection represents price discounts granted to certain distributors to allow the distributor to earn an appropriate margin on sales negotiated with certain customers and in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Stock rotation allows distributors limited levels of returns in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. A liability for distributor credits covering variable consideration is made based on the Company's estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions the Company has made based on its historical estimates. For the years ended November 2, 2019 and November 3, 2018, sales to distributors were $3.4 billion in both periods, net of variable consideration for which the liability balances as of November 2, 2019 and November 3, 2018 were $227.0 million and $144.9 million, respectively.
Contract Balances: Accounts receivable represents the Company’s unconditional right to receive consideration from its customers. Payments are typically due within 30 to 45 days of invoicing and do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the consolidated balance sheets in any of the periods presented.
The Company generally warrants that products will meet their published specifications and that the Company will repair or replace defective products for twelve-months from the date title passes to the customer. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2019, fiscal 2018 and fiscal 2017 were not material.
o.Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (AOCI) includes certain transactions that have generally been reported in the consolidated statement of shareholders’ equity. The components of AOCI at November 2, 2019 and November 3, 2018 consisted of the following, net of tax:

	Foreign currency translation adjustment	Unrealized holding gains (losses) on available for sale securities	Unrealized holding gains (losses) on derivatives	Pension plans	Total
November 3, 2018	$(28,711)	$(10)	$(14,355)	$(15,364)	$(58,440)
Other comprehensive (loss) income before reclassifications	(1,365)	10	(140,728)	(31,082)	(173,165)
Amounts reclassified out of other comprehensive loss	—	—	9,185	1,004	10,189
Tax effects	—	—	27,883	5,734	33,617
Other comprehensive (loss) income	(1,365)	10	(103,660)	(24,344)	(129,359)
November 2, 2019	$(30,076)	$—	$(118,015)	$(39,708)	$(187,799)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amounts reclassified out of AOCI into the consolidated statements of income, with presentation location during each period were as follows:

Comprehensive Income Component	2019	2018	Location
Unrealized holding gains (losses) on derivatives
Currency forwards	$1,736	$396	Cost of sales
	2,956	(462)	Research and development
	3,056	(317)	Selling, marketing, general and administrative
Interest rate derivatives	1,437	(1,324)	Interest expense
	9,185	(1,707)	Total before tax
	(1,518)	94	Tax
	$7,667	$(1,613)	Net of tax

Amortization of pension components
Transition obligation	$—	$10	(1)
Prior service credit and curtailment recognition	—	1	(1)
Actuarial losses and settlement recognition	1,004	1,621	(1)
	1,004	1,632	Total before tax
	(248)	(395)	Tax
	$756	$1,237	Net of tax

Total amounts reclassified out of AOCI, net of tax	$8,423	$(376)
_______________________________________
(1)The amortization of pension components is included in the computation of net periodic pension cost. See Note 11, Retirement Plans, of these Notes to Consolidated Financial Statements for further information.
p.Income Taxes
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
q.Earnings Per Share of Common Stock
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of basic and diluted earnings per share:

	2019	2018 (1)	2017 (1)
Net income	$1,363,011	$1,506,980	$805,379
Less: income allocated to participating securities	3,229	5,909	2,243
Net income allocated to common shareholders	$1,359,782	$1,501,071	$803,136

Basic shares:
Weighted-average shares outstanding	369,133	370,430	346,371
Earnings per common share basic	$3.68	$4.05	$2.32

Diluted shares:
Weighted-average shares outstanding	369,133	370,430	346,371
Assumed exercise of common stock equivalents	3,738	4,508	4,113
Weighted-average common and common equivalent shares	372,871	374,938	350,484
Earnings per common share diluted	$3.65	$4.00	$2.29
Anti-dilutive shares related to:
Outstanding stock options	826	1,649	1,527
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.
r.Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest and is recognized as an expense on a straight-line basis over the vesting period, which is generally four years for stock options and restricted stock units, or in annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of grant. For grants issued prior to fiscal 2018, the vesting period was generally five years for stock options, or in annual installments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant and in one installment on the third anniversary of the date of grant for restricted stock units/awards. Determining the amount of stock-based compensation to be recorded for stock options requires the Company to develop estimates used in calculating the grant-date fair value of awards. The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards. The use of valuation models requires the Company to make estimates and assumptions, such as expected volatility, expected term, risk-free interest rate, expected dividend yield and forfeiture rates. The grant-date fair value of restricted stock units with only a service condition represents the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting. See Note 3, Stock-Based Compensation and Shareholders' Equity, of these Notes to Consolidated Financial Statements for additional information relating to stock-based compensation.
s.New Accounting Pronouncements
Standards Implemented
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB issued several amendments and updates to the new revenue standard, including guidance related to when an entity should recognize revenue gross as a principal or net as an agent and how an entity should identify performance obligations.  The Company adopted ASU 2014-09 in the first quarter of fiscal 2019 using the full retrospective method and restated prior periods. As a result of the adoption of ASU 2014-09 the Company changed its accounting policy for revenue recognition. See Note 2a, Principles of Consolidation, and Note 2n, Revenue Recognition, in these Notes to Consolidated Financial Statements for details of the impact of ASU 2014-09 on the Company's financial statements.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Other
The following standards were adopted during the first quarter of fiscal 2019 and did not have a material impact on the Company's financial position and results of operations:
•ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.
•ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
•ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.
•ASU 2017-07, Improving the Presentation of Net Period Pension Cost and Net Period Postretirement Benefit Cost.
•ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.
Standards to Be Implemented
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows for reclassification of stranded tax effects resulting from the Tax Legislation from AOCI to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2018-02 is effective for the Company in the first quarter of the fiscal year ending October 31, 2020 (fiscal 2020). The Company is currently evaluating the adoption date and the impact, if any, adoption will have on its financial position and results of operations.
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
ASU 2016-02, ASU 2018-01 and ASU 2018-11 are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-02 and ASU 2018-01 are effective for the Company in the first quarter of fiscal 2020. The Company is nearing completion in assessing all potential aspects of the standard on its Consolidated Financial Statements and related disclosures and expects that there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recognition of right-of-use assets and related lease liabilities, which the Company expects to be recorded using an incremental borrowing rate. The Company plans to adopt the standard using the transition method provided by ASC 2018-11, in which prior periods will not be adjusted, and also plans to apply the package of practical expedients permitted under the transition guidance to its lease portfolio. At November 2, 2019, the Company was contractually obligated to make future payments of approximately $0.4 billion under its operating lease obligations in existence as of that date, primarily related to long-term facility leases. The Company does not expect the adoption of ASU 2016-02, ASU 2018-01 and ASU 2018-11 to have a material impact on its results of operations. See Note 9, Lease

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Commitments, in these Notes to Consolidated Financial Statements for information regarding our leases under Accounting Standard Codification Topic 840, Leases.
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
While the Company may grant options to employees that become exercisable at different times or within different periods, the Company generally grants to employees options that vest over four years and become exercisable in annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of grant. For grants issued prior to fiscal 2018 the options granted to employees generally vested over five years and became exercisable in annual installments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant. The maximum contractual term of all options is ten years.
In addition, the Company grants to employees restricted stock units that generally vest over four years in annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of grant. For grants issued prior to fiscal 2018 restricted stock units generally vested in one installment on the third anniversary of the date of grant.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of November 2, 2019, a total of 10.2 million and 1.4 million common shares were available for future grant under the 2006 Plan and 2010 Plan, respectively, and 21.2 million common shares were reserved for issuance under the 2006 Plan, 2010 Plan and the Company's previous equity compensation plans.
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
Modification of Awards
The Company has, from time to time, modified the terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in fiscal 2019, fiscal 2018 and fiscal 2017 did not result in significant incremental compensation costs, either individually or in the aggregate.
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
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted in fiscal 2018, fiscal 2017 and fiscal 2016 is as follows:

Stock Options	2019	2018	2017
Options granted (in thousands)	454	603	1,480
Weighted-average exercise price	$107.11	$90.98	$82.99
Weighted-average grant-date fair value	$23.29	$20.82	$17.12
Assumptions:
Weighted-average expected volatility	26.4%	27.7%	26.4%
Weighted-average expected term (in years)	5.0	5.0	5.1
Weighted-average risk-free interest rate	2.4%	2.6%	2.1%
Weighted-average expected dividend yield	2.0%	2.1%	2.2%
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 5.0% to all unvested stock-based awards as of November 2, 2019. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
Total stock-based compensation expense recognized is as follows:

	2019	2018	2017
Cost of sales	$20,628	$18,733	$12,569
Research and development	75,305	81,444	51,258
Selling, marketing, general and administrative	51,829	50,988	40,361
Special charges	2,538	—	—
Total stock-based compensation expense	$150,300	$151,165	$104,188
As of November 2, 2019 and November 3, 2018, the Company capitalized $6.8 million and $7.1 million, respectively, of stock-based compensation in inventory.
Additional paid-in-capital (APIC) Pool
The Company adopted ASU 2016-09 during fiscal 2018. ASU 2016-09 eliminated the APIC pool and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. As a result of this adoption the Company recorded total excess tax benefits of $28.7 million and $26.2 million in fiscal 2019 and fiscal 2018, respectively, from its stock-based compensation payments within income tax expense in its consolidated statements of income.
For fiscal 2017, the APIC pool represented the excess tax benefits related to stock-based compensation that were available to absorb future tax deficiencies. If the amount of future tax deficiencies was greater than the available APIC pool, the Company recorded the excess as income tax expense in its consolidated statements of income. For fiscal 2017, the Company had a sufficient APIC pool to cover any tax deficiencies recorded and as a result, these deficiencies did not affect its results of operations.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of November 2, 2019 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at November 3, 2018	7,297	$58.42
Options granted	454	$107.11
Options exercised	(2,364)	$49.67
Options forfeited	(198)	$78.05
Options expired	(6)	$21.97
Options outstanding at November 2, 2019	5,183	$65.97	5.9	$224,945
Options exercisable at November 2, 2019	2,933	$55.23	4.7	$158,789
Options vested or expected to vest at November 2, 2019 (1)	5,046	$65.42	5.9	$221,766
_______________________________________
(1)In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2019, fiscal 2018 and fiscal 2017 was $132.3 million, $123.8 million and $144.6 million, respectively, and the total amount of proceeds received by the Company from exercise of these options during fiscal 2019, fiscal 2018 and fiscal 2017 was $116.5 million, $99.0 million and $133.3 million, respectively.
A summary of the Company’s restricted stock unit award activity as of November 2, 2019 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at November 3, 2018	5,289	$77.54
Units/Awards granted	1,317	$98.82
Restrictions lapsed	(1,896)	$69.38
Forfeited	(314)	$80.44
Restricted stock units/awards outstanding at November 2, 2019	4,396	$87.18
As of November 2, 2019, there was $318.3 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of shares that vested during fiscal 2019, fiscal 2018 and fiscal 2017 was approximately $150.6 million, $136.1 million and $114.8 million, respectively.
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
In connection with the Acquisition, the Company temporarily suspended the share repurchase program. On August 21, 2018, the Company reinstated the share repurchase program and, as of November 2, 2019, the Company had repurchased a total of approximately 154.4 million shares of its common stock for approximately $6.1 billion under this program. An additional $2.1 billion remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Revenue Trends by End Market
The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the "ship to" customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data and the Company's methodology evolves and improves, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within each end market.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2019		2018 (1)		2017 (1)
	Revenue	% of Total Revenue (2)	Revenue	% of Total Revenue (2)	Revenue	% of Total Revenue (2)
Industrial	$3,003,927	50%	$3,129,569	50%	$2,324,686	44%
Communications	1,284,087	21%	1,151,359	18%	908,594	17%
Automotive	933,143	16%	1,009,927	16%	758,115	14%
Consumer	769,908	13%	933,834	15%	1,254,959	24%
Total Revenue	$5,991,065	100%	$6,224,689	100%	$5,246,354	100%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.
(2)The sum of the individual percentages may not equal the total due to rounding.
Revenue by Sales Channel
The following tables summarize revenue by channel. The Company sells its products globally through a direct sales force, third party distributors, independent sales representatives and via its website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and some commercial customers.

	2019		2018 (1)		2017 (1)
	Revenue	% of Total Revenue (2)	Revenue	% of Total Revenue (2)	Revenue	% of Total Revenue (2)
Distributors	$3,409,161	57%	$3,424,145	55%	$2,749,335	52%
Direct customers	2,506,065	42%	2,721,885	44%	2,424,514	46%
Other	75,839	1%	78,659	1%	72,505	1%
Total Revenue	$5,991,065	100%	$6,224,689	100%	$5,246,354	100%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.
(2)The sum of the individual percentages may not equal the total due to rounding.
Geographic Information
Geographic revenue information for fiscal 2019, fiscal 2018 and fiscal 2017 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers. In all periods presented, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, and the Netherlands; and the predominant countries comprising “Rest of Asia” are Taiwan, Malaysia, South Korea and Singapore.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2019	2018	2017
Revenue (1)
United States	$2,020,886	$2,277,084	$2,110,545
Rest of North and South America	55,059	46,276	48,620
Europe	1,374,673	1,405,686	1,164,725
Japan	657,632	714,846	586,521
China	1,316,275	1,215,949	898,645
Rest of Asia	566,540	564,848	437,298
Subtotal all foreign countries	3,970,179	3,947,605	3,135,809
Total revenue	$5,991,065	$6,224,689	$5,246,354
Property, plant and equipment
United States	$592,591	$505,646	$504,968
Ireland	184,791	202,611	188,728
Philippines	247,823	260,355	228,629
Singapore	88,385	80,383	77,015
Malaysia	56,292	57,514	71,756
All other countries	50,107	47,819	36,208
Subtotal all foreign countries	627,398	648,682	602,336
Total property, plant and equipment	$1,219,989	$1,154,328	$1,107,304
_______________________________________
(1)Balances for fiscal 2018 and fiscal 2017 have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.

5. Special Charges
The Company monitors global macroeconomic conditions on an ongoing basis and continues to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various restructuring actions over the past several years. These actions are described below. The following table displays a roll-forward from October 29, 2016 to November 2, 2019 of the employee separation and exit cost accruals established related to these actions.

Accrued Restructuring	Closure of Manufacturing Facilities	Reduction of Operating Costs Action	Early Retirement Action	Repositioning Action
Balance at October 29, 2016	$—	$12,374	$—	$—
Fiscal 2017 special charges	—	8,126	41,337	—
Severance payments	—	(15,764)	(9,126)	—
Effect of foreign currency on accrual	—	401	—	—
Balance at October 28, 2017	$—	$5,137	$32,211	$—
Fiscal 2018 special charges	44,452	16,866	—	—
Severance payments	—	(16,785)	(22,314)	—
Effect of foreign currency on accrual	(1,478)	37	—	—
Balance at November 3, 2018	$42,974	$5,255	$9,897	$—
Fiscal 2019 special charges	7,556	—	—	88,103
Severance payments	—	(4,320)	(5,314)	(12,487)
Non-cash impairment charge	—	—	—	(14,167)
Non-cash accelerated stock based compensation	—	—	—	(2,538)
Effect of foreign currency on accrual	(129)	5	—	(16)
Balance at November 2, 2019	$50,401	$940	$4,583	$58,895
Current - accrued liabilities	$—	$940	$4,583	$58,895
Other non-current liabilities	$50,401	$—	$—	$—

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Closure of Manufacturing Facilities
The Company recorded special charges of $52.0 million on a cumulative basis through November 2, 2019 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear). Over the next one to three years, the Company plans to close its Hillview wafer fabrication facility located in Milpitas, California and its Singapore test facility. The Company intends to transfer Hillview wafer fabrication production to its other internal facilities and to external foundries. In addition, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, in addition to its outsourced assembly and test partners. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations and one-time termination benefits for approximately 1,100 manufacturing, engineering and SMG&A employees. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits. Employees included in this action must continue to be employed by the Company until their employment is terminated by the Company in order to receive the severance benefits.
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
Early Retirement Action
During fiscal 2017, the Company initiated an early retirement action. This resulted in a special charge of approximately $41.3 million for severance, related benefits and other costs in accordance with this program for 225 manufacturing, engineering and SMG&A employees. The Company terminated the employment of all employees associated with this action.
Repositioning Action
During fiscal 2019, the Company recorded special charges of $88.1 million, as a result of organizational initiatives to reposition the Company's global workforce skill set to align with the Company's long-term strategic plan. Approximately $73.9 million of the total charges were for severance and fringe benefit costs in accordance with either the Company's ongoing benefit plan or statutory requirements for 464 manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees. As of November 2, 2019, the Company still employed 307 of the 464 employees included in this action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefits. The remaining $14.2 million of the charges related to the write-off of acquired intellectual property due to the Company's decision to discontinue certain product development strategies.
6.  Acquisitions
Linear Technology Corporation
On the Acquisition Date, the Company completed its acquisition of all of the voting interests of Linear, an independent manufacturer of high performance analog integrated circuits. Under the terms of the agreement pursuant to which the Company acquired Linear (Merger Agreement), Linear stockholders received, for each outstanding share of Linear common stock, $46.00 in cash and 0.2321 of a share of the Company's common stock at the closing. The Company believes the combination creates the premier analog technology company with the industry’s most comprehensive suite of high-performance analog offerings. The results of operations of Linear from the Acquisition Date are included in the Company’s consolidated statements of income, consolidated balance sheets, consolidated statements of cash flows and shareholders’ equity for fiscal 2017. The amount of revenue attributable to Linear included in the Company's consolidated statements of income for fiscal 2017 was $913.2 million.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Acquisition Date fair value of the consideration transferred in the Acquisition consisted of the following:

Cash consideration (1)	$11,092,047
Issuance of common stock (2)	4,593,655
Fair value of replacement stock-based and cash awards (3)	70,954
Total estimated purchase consideration	$15,756,656
_______________________________________
(1)The cash consideration was funded utilizing cash on hand, the net proceeds from bridge credit and term loan facilities and the proceeds received from the Company's issuance of the Notes (as defined in Note 14, Debt, of these Notes to Consolidated Financial Statements). This reflects the cash portion of the purchase consideration paid to Linear stockholders of approximately $11.1 billion, as well as $16.3 million for the cash-settled portion of consideration paid to holders of restricted stock and restricted stock awards that automatically vested at the effective time of the Acquisition pursuant to pre-existing change-of-control agreements.
(2)The fair value is based on the issuance of approximately 55.9 million shares of the Company's common stock with a per-share value of $82.20 (the closing price of the Company's common stock on The Nasdaq Global Select Market on the acquisition Date).
(3)In connection with the Acquisition, the Company issued equity and cash awards to certain Linear employees to replace Linear equity awards. This amount represents the portion of the fair value of the replacement equity and cash awards associated with services rendered though the Acquisition Date and have been included as a component of the total estimated purchase consideration.
During fiscal 2018, the Company completed the acquisition accounting for the Acquisition. The following is a summary of the amounts recognized in accounting for the Acquisition:

Cash and cash equivalents	$1,466,445
Marketable securities	100,246
Accounts receivable (1)	143,542
Inventories	461,695
Prepaid expenses and other assets	14,782
Property, plant and equipment	462,285
Intangible assets (Note 2f)	5,157,300
Goodwill (Note 2f)	10,533,919
Total assets	18,340,214
Assumed liabilities	190,925
Deferred tax liabilities	2,392,633
Total estimated purchase consideration	$15,756,656
_______________________________________
(1)The fair value of accounts receivable was $143.5 million, with the gross contractual amount being $145.2 million, of which the Company estimates that $1.7 million is uncollectible.
The acquired intangible assets consisted of the following, which are being amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use.

	Fair Value	Weighted Average Useful Lives (in Years)
Technology-based	$1,046,100	8
Trade name	72,200	7
Customer relationships	4,039,000	12
Total amortizable intangible assets	$5,157,300	11
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following unaudited pro forma consolidated financial information combines the unaudited results of the Company for the year ended October 28, 2017 and the unaudited results of Linear for the year ended October 28, 2017 and assumes that the Acquisition, which closed on March 10, 2017, was completed on November 1, 2015 (the first day of fiscal 2016). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, transaction-related costs, a step-up in the value of acquired inventory and property, plant and equipment, compensation expense for ongoing stock-based compensation arrangements replaced and interest expense for the debt incurred to fund the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 1, 2015. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

Pro Forma Twelve Months Ended
October 28, 2017 (1)
Revenue	$5,832,412
Net income	$1,133,097
Basic net income per common share	$3.07
Diluted net income per common share	$3.03
_______________________________________
(1)Balances have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.
Other Acquisitions
The Company has not provided pro forma results of operations for any other acquisitions completed in fiscal 2019, fiscal 2018 or fiscal 2017 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its consolidated statements of income from the date of each acquisition.

7. Other Investments
Other investments consist of interests in venture capital funds and other long-term investments. Investments are accounted for using the equity method of accounting or cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Realized gains and losses are reflected in nonoperating (income) expense based upon the Company's ownership share of the investee's financial results.
The Company recognized other-than-temporary impairments of $6.6 million and $5.0 million in fiscal 2019 and fiscal 2017, respectively. These charges were recorded in the consolidated statements of income in other, net, within non-operating (income) expense. There were no other-than-temporary impairments recognized in fiscal 2018.
There were no material net realized or unrealized gains or losses from other investments during fiscal 2019, fiscal 2018 and fiscal 2017.

8. Accrued Liabilities
Accrued liabilities at November 2, 2019 and November 3, 2018 consisted of the following:

	2019	2018 (1)
Distributor price adjustments and other revenue reserves	$227,020	$144,887
Accrued compensation and benefits	168,471	254,932
Interest rate swap	138,798	—
Accrued interest	61,255	64,974
Accrued restructuring	64,418	15,152
Other	135,854	150,162
Total accrued liabilities	$795,816	$630,107
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Lease Commitments
The Company leases certain land, facilities, equipment and software under various operating leases that expire at various dates through 2057. The lease agreements frequently include renewal and escalation clauses and require the Company to pay taxes, insurance and maintenance costs. Total rental expense under operating leases was approximately $92.3 million in fiscal 2019, $84.9 million in fiscal 2018 and $58.8 million in fiscal 2017.
The following is a schedule of future minimum rental payments required under long-term operating leases at November 2, 2019:

Operating
Fiscal Years	Leases
2020	$79,789
2021	67,993
2022	40,338
2023	37,673
2024	32,757
Later Years	190,171
Total	$448,721

10. Commitments and Contingencies
From time to time, in the ordinary course of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, among other things, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage, employment or employment benefits. As to such claims and litigation, the Company can give no assurance that it will prevail. The Company does not believe that any current legal matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11. Retirement Plans
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees.
Defined Contribution Plans
The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plans for U.S. employees was $47.7 million in fiscal 2019, $41.4 million in fiscal 2018 and $35.8 million in fiscal 2017.
Non-Qualified Deferred Compensation Plan
The Deferred Compensation Plan (DCP) allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. The DCP was established to provide participants with the opportunity to defer receiving all or a portion of their compensation, which includes salary, bonus, commissions and director fees. Under the DCP, the Company provides all participants (other than non-employee directors) with Company contributions equal to 8% of eligible deferred contributions. The DCP is a non-qualified plan that is maintained in a rabbi trust. The fair value of the investments held in the rabbi trust are presented separately as deferred compensation plan investments, with the current portion of the investment included in prepaid expenses and other current assets in the consolidated balance sheets. See Note 2j, Fair Value, for further information on these investments. The deferred compensation obligation represents DCP participant accumulated deferrals and earnings thereon since the inception of the DCP net of withdrawals. The deferred compensation obligation is presented separately as deferred compensation plan liability, with the current portion of the obligation in accrued liabilities in the consolidated balance sheets. The Company’s liability under the DCP is an unsecured general obligation of the Company.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Defined Benefit Pension Plans
The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension, contribution and other retirement plans for certain non-U.S. employees was $35.8 million in fiscal 2019, $36.3 million in fiscal 2018 and $33.0 million in fiscal 2017.
The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The Company has elected to measure defined benefit plan assets and obligations as of October 31, which is the month-end that is closest to its fiscal year-ends, which were November 2, 2019 for fiscal 2019 and November 3, 2018 for fiscal 2018.
Components of Net Periodic Benefit Cost
Net annual periodic pension cost of non-U.S. plans for fiscal 2019, fiscal 2018 and fiscal 2017 is presented in the following table:

	2019	2018	2017
Service cost	$5,578	$6,891	$6,688
Interest cost	4,079	3,984	3,581
Expected return on plan assets	(5,279)	(4,559)	(4,086)
Amortization of prior service cost	3	1	(9)
Amortization of transition obligation	—	10	14
Recognized actuarial loss	1,000	1,621	1,865
Net periodic pension cost	$5,381	$7,948	$8,053

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company adopted ASU 2017-07 the first quarter of fiscal 2019. The service cost component of net periodic benefit cost above is recorded in Cost of sales, Research and development, Selling, marketing, general and administrate expenses within the consolidated statements of income, while the remaining components are recorded to Other, net. The prior year amounts have been reclassified to provide comparable presentation in line with the guidance in ASU 2017-07 based on amounts previously disclosed for the various components of net periodic pension cost.

Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s non-U.S. plans at November 2, 2019 and November 3, 2018 is presented in the following table:

	2019	2018
Change in Benefit Obligation
Benefit obligation at beginning of year	$123,538	$139,516
Service cost	5,578	6,891
Interest cost	4,079	3,984
Actuarial loss (gain)	38,210	(20,406)
Benefits paid	(3,053)	(4,301)
Exchange rate adjustment	1,296	(2,146)
Benefit obligation at end of year	$169,648	$123,538
Change in Plan Assets
Fair value of plan assets at beginning of year	$84,655	$79,616
Actual return on plan assets	12,389	(2,626)
Employer contributions	4,177	13,793
Benefits paid	(3,053)	(4,301)
Exchange rate adjustment	1,771	(1,827)
Fair value of plan assets at end of year	$99,939	$84,655
Reconciliation of Funded Status
Funded status	$(69,709)	$(38,883)
Amounts Recognized in the Balance Sheet
Non-current assets	$—	$6,569
Current liabilities	(846)	(767)
Non-current liabilities	(68,863)	(44,685)
Net amount recognized	$(69,709)	$(38,883)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2019	2018
Reconciliation of Amounts Recognized in the Statement of Financial Position
Prior service credit	(44)	(44)
Net loss	(50,878)	(20,800)
Accumulated other comprehensive loss	(50,922)	(20,844)
Accumulated contributions less than net periodic benefit cost	(18,787)	(18,039)
Net amount recognized	$(69,709)	$(38,883)
Changes Recognized in Other Comprehensive Income (Loss)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net loss (gain) arising during the year	$31,100	$(13,220)
Effect of exchange rates on amounts included in AOCI	(18)	(138)
Amounts recognized as a component of net periodic benefit cost
Amortization, settlement or curtailment recognition of net transition obligation	—	(10)
Amortization or curtailment recognition of prior service credit (cost)	—	(1)
Amortization or settlement recognition of net loss	(1,004)	(1,621)
Total recognized in other comprehensive loss	$30,078	$(14,990)
Total recognized in net periodic cost and other comprehensive loss	$35,459	$(7,042)
Estimated amounts that will be amortized from AOCI over the next fiscal year
Prior service credit	(2)	(2)
Net loss	(2,581)	(1,015)
Total	$(2,583)	$(1,017)
The accumulated benefit obligation for non-U.S. pension plans was $138.1 million and $105.8 million at November 2, 2019 and November 3, 2018, respectively.
Information relating to the Company’s non-U.S. plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at November 2, 2019 and November 3, 2018 is presented in the following table:

	2019	2018
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$169,648	$46,626
Fair value of plan assets	$99,939	$1,174
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$61,019	$46,626
Accumulated benefit obligation	$54,318	$41,701
Fair value of plan assets	$1,305	$1,174

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assumptions
The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries as well as the differences in the attributes of the participants.
The projected benefit obligation was determined using the following weighted-average assumptions:

	2019	2018
Discount rate	2.45%	3.53%
Rate of increase in compensation levels	3.38%	3.26%
Net annual periodic pension cost was determined using the following weighted average assumptions:

	2019	2018
Discount rate	3.53%	3.02%
Expected long-term return on plan assets	6.16%	5.54%
Rate of increase in compensation levels	3.26%	3.18%
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
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of November 2, 2019 and November 3, 2018 using the same three-level hierarchy described in Note 2j, Fair Value, of these Notes to Consolidated Financial Statements:

	November 2, 2019			November 3, 2018
	Fair Value Measurement at Reporting Date Using:			Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Unit trust funds(1)	$—	$4,736	$4,736	$—	$2,549	$2,549
Equities(1)	6,114	39,189	45,303	3,437	35,221	38,658
Fixed income securities(2)	—	48,274	48,274	—	42,312	42,312
Cash and cash equivalents	1,626	—	1,626	1,136	—	1,136
Total assets measured at fair value	$7,740	$92,199	$99,939	$4,573	$80,082	$84,655
_______________________________________
(1)The majority of the assets in these categories are invested in a mix of equities, including those from North America, Europe and Asia. The funds are valued using the net asset value method in which an average of the market prices for underlying investments is used to value the fund. Due to the nature of the underlying assets of these funds, changes in market conditions and the economic environment may significantly impact the net asset value of these investments and, consequently, the fair value of the investments. These investments are redeemable at net asset value to the extent provided in the documentation governing the investments. However, these redemption rights may be restricted in accordance with governing documents. Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded.
(2)The majority of the assets in this category are invested in funds primarily concentrated in non-U.S. debt instruments. The funds are valued using the net asset value method in which an average of the market prices for underlying investments is used to value the fund.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated future cash flows
Expected fiscal 2020 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2020	$7,565
Expected Benefit Payments
2021	$3,027
2022	$2,316
2023	$2,899
2024	$3,363
2024	$3,363
2025 through 2028	$25,159

12. Income Taxes
The Tax Cuts and Jobs Act of 2017 (Tax Legislation), enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. As a result, the Tax Legislation reduced the U.S. statutory tax rate from 35.0% to 21.0%, effective January 1, 2018, which results in a blended statutory income tax rate for the Company of 23.4% for fiscal 2018.
The Company's effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where the Company's income is earned. The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense for fiscal 2019, fiscal 2018 and fiscal 2017 is as follows:

	2019	2018 (1)	2017 (1)
U.S. federal statutory tax rate	21.0%	23.4%	35.0%
Income tax provision reconciliation:
Tax at statutory rate:	312,003	$387,343	$327,161
Net foreign income subject to lower tax rate	(242,893)	(420,756)	(395,800)
State income taxes, net of federal benefit	(31,265)	4,428	(7,239)
Valuation allowance	34,069	2,232	(7,778)
Federal research and development tax credits	(50,769)	(33,602)	(16,475)
Change in uncertain tax positions	7,233	(32,945)	(51,088)
Amortization of purchased intangibles	111,547	213,198	159,466
Acquisition and integration costs	—	—	109,040
Taxes attributable to the Tax Cuts and Jobs Act of 2017	(7,500)	56,608	—
U.S. effects of international operations	19,782	—	—
Windfalls (under ASU 2016-09)	(28,677)	(26,237)	—
Other, net	(813)	(1,935)	12,081
Total income tax provision	$122,717	$148,334	$129,368
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income before income taxes for fiscal 2019, fiscal 2018 and fiscal 2017 includes the following components:

	2019	2018 (1)	2017 (1)
Domestic	$484,876	$615,238	$161,248
Foreign	1,000,852	1,040,076	773,499
Income before income taxes	$1,485,728	$1,655,314	$934,747
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.
The components of the provision for income taxes for fiscal 2019, fiscal 2018 and fiscal 2017 are as follows:

	2019	2018 (1)	2017 (1)
Current:
Federal tax	$74,049	$824,848	$868,051
State	2	6,043	8,594
Foreign	139,919	47,819	63,121
Total current	$213,970	$878,710	$939,766
Deferred:
Federal	$(158,472)	$(738,163)	$(780,310)
State	(3,627)	1,092	(23,982)
Foreign	70,846	6,695	(6,106)
Total deferred	$(91,253)	$(730,376)	$(810,398)
Provision for income tax	$122,717	$148,334	$129,368
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.
In fiscal 2018, the Company recorded a $637.0 million tax benefit for the re-measurement of deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0%. In addition, in fiscal 2018, the Company recorded a provisional tax expense amount for the one-time transition tax of $691.0 million, which is comprised of the $755.0 million transition tax liability less a deferred tax liability of $64.0 million that was recorded in prior years. In the first quarter of fiscal 2019, the Company completed its accounting for the income tax effects of the Tax Legislation, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 and adjusted its provisional net charge by recording an additional tax benefit of $7.5 million for a change to its estimate for the transition tax due to the finalization of the aggregate foreign cash positions.
Additionally, the Tax Legislation subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI). Under U.S. GAAP, an accounting policy election can be made to either treat taxes due on the GILTI inclusion as a current period expense or to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years. The Company elected the deferral method and recorded the corresponding GILTI deferred tax assets and liabilities on its consolidated balance sheets.
The Company carries other outside basis differences in its subsidiaries, primarily arising from purchase accounting adjustments and undistributed earnings that are considered indefinitely reinvested. As of November 2, 2019, the Company has not recognized deferred income tax on $22.8 billion of outside basis differences because of its intent and ability to indefinitely reinvest these basis differences. These basis differences could be reversed through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events, none of which are considered probable at this time. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The significant components of the Company’s deferred tax assets and liabilities for fiscal 2019 and fiscal 2018 are as follows:

	2019	2018 (1)
Deferred tax assets:
Inventory reserves	$21,081	$22,184
Reserves for compensation and benefits	53,090	39,185
Tax credit carryovers	133,485	112,851
Stock-based compensation	63,589	53,105
Net operating losses	5,299	5,997
Intra-entity transfer of intangible assets	1,567,536	—
Other	70,974	36,898
Total gross deferred tax assets	1,915,054	270,220
Valuation allowance	(116,349)	(82,280)
Total deferred tax assets	1,798,705	187,940
Deferred tax liabilities:
Depreciation	(38,464)	(37,023)
Deferred GILTI tax liabilities	(1,254,029)	—
Acquisition-related intangible	(1,012,042)	(1,129,747)
Other	—	(1,914)
Total gross deferred tax liabilities	(2,304,535)	(1,168,684)
Net deferred tax liabilities	$(505,830)	$(980,744)
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements.
The valuation allowances of $116.3 million and $82.3 million at November 2, 2019 and November 3, 2018, respectively, are valuation allowances primarily for the Company’s state credit carryforwards. The Company believes that it is more-likely-than-not that these credit carryovers will not be realized and as a result has recorded a partial valuation allowance. The state credit carryover of $133.5 million will begin to expire in 2020.
As of November 2, 2019 and November 3, 2018, the Company had gross unrealized tax benefits of $34.3 million and $13.3 million, respectively, which if settled in the Company's favor, would lower the Company's effective tax rate in the period recorded. Liabilities for uncertain tax benefits are classified as non-current because the Company believes that the ultimate payment or settlement of these liabilities may not occur within the next twelve months. As of November 2, 2019 and November 3, 2018, the Company had a liability of approximately $4.7 million and $3.5 million, respectively, for interest and penalties, which is included within the provision for taxes in the consolidated statements of income. The consolidated statements of income for fiscal year 2019, fiscal 2018 and fiscal 2017 include $1.5 million, $7.3 million and $12.3 million, respectively, of interest and penalties related to these uncertain tax positions.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2017 through fiscal 2019:

Unrealized Tax Benefits
Balance, October 29, 2016	$68,535
Additions for tax positions related to current year	1,742
Additions for tax positions related to acquisition	12,332
Reductions for tax positions related to prior years	(43,186)
Reductions due to lapse of applicable statute of limitations	(1,566)
Balance, October 28, 2017	$37,857
Additions for tax positions related to current year	1,334
Reductions for tax positions related to prior years	(295)
Reductions due to lapse of applicable statute of limitations	(25,640)
Balance, November 3, 2018	$13,256
Additions for tax positions related to current year	3,398
Additions for tax positions related to prior years	18,613
Reductions due to lapse of applicable statute of limitations	(924)
Balance, November 2, 2019	$34,343
In fiscal 2017 the Company released a reserve of $50.5 million, which was comprised of the $41.7 million in accrued tax and $8.8 million of accrued net interest due to favorable settlement with the U.S. Tax Court. The settled issue pertained to Section 965 of the Internal Revenue Code related to the beneficial tax treatment of dividends paid from foreign owned companies under The American Jobs Creation Act.
In fiscal 2018, the Company released reserves of $18.1 million relating to certain international transfer pricing matters, $4.2 million relating to worthless stock deductions and $3.3 million relating to other releases in fiscal year 2013 due to the lapse of the statute of limitations. With accrued interest of $9.9 million, the released reserves totaled $35.5 million.
In fiscal 2019, the Company has reflected an unrealized tax benefit related to a refund claim of $11.4 million on a recently filed amended tax return that is currently being reviewed by the Joint Committee on Taxation.
The Company has numerous audits ongoing at any time throughout the world including: an Internal Revenue Service income tax audit for Linear’s pre-acquisition fiscal years 2015, 2016, and 2017; various U.S. state and local tax audits; and international audits, including the transfer pricing audit in Ireland discussed below.
Except for the Linear pre-acquisition audit years, the Company’s U.S. federal tax returns prior to fiscal year ended October 29, 2016 are no longer subject to examination.
The Company’s Ireland tax returns prior to fiscal year ended November 2, 2013 are no longer subject to examination. During the fourth quarter of fiscal 2018, the Company’s Irish tax resident subsidiary received an assessment for fiscal 2013 of approximately €43.0 million, or $48.0 million (as of November 2, 2019), from the Irish Revenue Commissioners (Irish Revenue). This assessment excludes any penalties and interest.  The assessment claims that the Company’s Irish entity failed to conform to 2010 OECD Transfer Pricing Guidelines. The Company strongly disagrees with the assessment and maintains that its transfer pricing is appropriate. Therefore, the Company has not recorded any additional tax liability related to fiscal 2013 or any other periods.  The Company intends to vigorously defend its originally filed tax return position and is currently preparing for an appeal with the Irish Tax Appeals Commission, which is the normal process for the resolution of differences between Irish Revenue and taxpayers.  If Irish Revenue were ultimately to prevail with respect to its assessment for fiscal 2013, such assessment and any potential impact related to years subsequent to 2013 could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods. During the first quarter of fiscal 2019, Irish Revenue commenced transfer pricing audits of the fiscal years ended November 1, 2014; October 31, 2015; October 29, 2016; and October 28, 2017. During the fourth quarter of fiscal 2019, the Company received confirmation from Irish Revenue that the audit relating to the period ended November 1, 2014 was complete and that no further tax assessment arose in respect of that period. The audits related to fiscal 2015, fiscal 2016 and fiscal 2017 are on-going.
The Company has a partial tax holiday in Malaysia whereby the local statutory rate is significantly reduced, if certain conditions are met. The tax holiday for Malaysia is effective through July 2025. A partial tax holiday in Singapore was terminated in September 2018 through negotiations with the Economic Development Board. The impact of the Singapore and

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Malaysia tax holidays increased net income by approximately $14.9 million, $27.7 million and $27.4 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, resulting in increases in basic and diluted net income per common share by $0.04, $0.07 and $0.08 in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

13. Revolving Credit Facility
On June 28, 2019, the Company entered into a second amended and restated revolving credit agreement with certain institutional lenders that expires on June 28, 2024. The agreement for such revolving credit facility (Revolving Credit Agreement), which further amended and restated our amended and restated revolving credit agreement dated as of September 23, 2016, provides for a five year unsecured revolving credit facility in an aggregate principal amount of up to $1.25 billion. As of November 2, 2019. the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Loans under the Revolving Credit Agreement can be Eurocurrency Rate Loans or Base Rate Loans at the Company's option. Each Eurocurrency Loan will bear interest at a rate per annum equal to the Eurocurrency Rate plus a margin based on the Company's debt ratings from time to time of between 0.690% and 1.375%. Each Base Rate Loan will bear interest at a rate per annum equal to the Base Rate plus a margin based on our debt ratings from time to time of between 0.000% and 0.375%. The Revolving Credit Agreement imposes restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) of not greater than 4.0 to 1.0. The debt covenant will be reduced over time to 3.5 to 1.0, beginning in fiscal 2020 depending on facts and circumstances. As of November 2, 2019, the Company was compliant with these covenants.

14. Debt
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of November 2, 2019, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The net proceeds of the offering were $1.2 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2025 Notes and 2045 Notes. The indenture governing the 2025 Notes and 2045 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of November 2, 2019, the Company was compliant with these covenants. The 2025 Notes and 2045 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
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

On September 23, 2016, the Company entered into a term loan facility consisting of a 3-year unsecured term loan facility in the principal amount of $2.5 billion and a 5-year unsecured term loan facility in the principal amount of $2.5 billion established pursuant to a credit agreement (2016 Term Loan Agreement). On the Acquisition Date, the Company borrowed under the 2016 Term Loan Agreement, consisting of a 3-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2020 and a 5-year unsecured term loan in the principal amount of $2.5 billion, due March 10, 2022. The 5-year term loan required repayment in quarterly installments on the last business day of each March, June, September and December with the first required payment due June 2017. Prepayments of principal on the term loans could be made at any time without penalty. The term loans bore interest at a rate per annum equal to the Eurodollar Rate plus a margin based on the Company’s debt ratings from time to time of between 0.75% and 1.63% in the case of the 3-year term loan, and a margin of between 0.88% and 1.75% in the case of the 5-year term loan. As a result of entering into the 2016 Term Loan Agreement and drawing on the available borrowings, the Company incurred fees of approximately $11.5 million. The Company recorded these costs as deferred financing costs and amortized them to expense pro-rata over the term of the instrument, accelerating proportionally with any prepayment. During fiscal 2017, fiscal 2018 and fiscal 2019, the Company made various payments on both the 3-year and 5- year term loans. During fiscal 2019, the Company repaid these 3-year and 5-year term loans in full.
On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes, and together with the 2021 Notes, the December 2023 Notes and the 2026 Notes, the Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The net proceeds of the offering were $2.1 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the Notes. The Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of November 2, 2019, the Company was compliant with these covenants. The Notes rank without preference or priority among themselves and equally in right of payment with all other existing and future senior unsecured debt and senior in right of payment to all of the Company's future subordinated debt. The issuance of the Notes replaced the remaining $2.5 billion of the 364-day Bridge Commitment.
On March 12, 2018, in an underwritten public offering, the Company issued $300.0 million aggregate principal amount of 2.850% senior unsecured notes due March 12, 2020 (the 2020 Notes) and $450.0 million aggregate principal amount of 2.950% senior unsecured notes due January 12, 2021 (the January 2021 Notes and, together with the 2020 Notes, the 2018 Note Offerings). Interest on the 2020 Notes is payable on March 12 and September 12 of each year, beginning on September 12, 2018. Interest on the January 2021 Notes is payable on January 12 and July 12 of each year, beginning on July 12, 2018. The net proceeds of the offering were $743.8 million, after discount and issuance costs, which were used to repay a portion of the Company’s outstanding 5-year term loan. Debt discount and issuance costs will be amortized through interest expense over the term of the 2018 Note Offerings. At any time prior to the applicable maturity date of the 2018 Note Offerings, the Company may, at its option, redeem some or all of the applicable series of the 2018 Note Offerings by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption. The 2018 Note Offerings are unsecured and rank equally in right of payment with all of the Company’s other unsecured senior indebtedness. The 2018 Note Offerings were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of November 2, 2019, the Company was in compliance with these covenants.
On June 28, 2019, the Company entered into a term loan credit agreement (Term Loan Agreement) with the Company as the borrower and JPMorgan Chase Bank, N.A. as administrative agent and the other banks identified therein as lenders, under which the Company borrowed unsecured term loans in the aggregate principal amount of $1.25 billion, maturing on March 10, 2022. Loans under the term loan credit agreement bear interest, at the Company’s option, at either a rate equal to (a) the Adjusted LIBO Rate (as defined in the Term Loan Agreement) plus a margin based on the Company’s debt rating or (b) the Base Rate (defined as the highest of (i) the prime rate, (ii) the NYFRB Rate (as defined in the Term Loan Agreement) plus 0.50%, and (iii) one month Adjusted LIBO Rate plus 1.00%) plus a margin based on the Company’s debt rating. The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. The events of default include, among others, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, cross-defaults to certain other indebtedness, insolvency or bankruptcy, customary ERISA defaults or the occurrence of a change of control. The negative covenants include limitations on

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liens, indebtedness of non-guarantor subsidiaries and mergers and other fundamental changes, among others. The Term Loan Agreement also requires the Company to maintain a consolidated leverage ratio of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) for a trailing twelve-month period of not greater than 4.0 to 1.0. The covenant will be reduced to 3.5 to 1.0 beginning in fiscal year 2020, assuming the Company does not undertake any significant acquisitions, mergers, and other fundamental changes. Should such a change occur, the Company may be authorized to increase the covenant back to 4.0 to 1.0.  As of November 2, 2019, the Company was compliant with these covenants. In fiscal 2019, the Company made principal payments on the term loans in the amount of $325.0 million. These amounts were not contractually due under the terms of the term loan credit agreement.
The Company’s debt consisted of the following as of November 2, 2019 and November 3, 2018:

	November 2, 2019		November 3, 2018
	Principal	Unamortized discount and debt issuance costs	Principal	Unamortized discount and debt issuance costs
3-Year term loan, due March 2022	$925,000	$—	$—	$—
3-Year term loan, due March 2020	—	—	358,000	318
5-Year term loan, due March 2022	—	—	1,350,000	1,503
2020 Notes, due March 2020	—	—	300,000	1,273
2021 Notes, due January 2021	450,000	1,819	450,000	3,344
2021 Notes, due December 2021	400,000	1,918	400,000	2,830
2023 Notes, due June 2023	500,000	2,200	500,000	2,813
2023 Notes, due December 2023	550,000	3,619	550,000	4,499
2025 Notes, due December 2025	850,000	5,382	850,000	6,262
2026 Notes, due December 2026	900,000	9,086	900,000	10,361
2036 Notes, due December 2036	250,000	3,576	250,000	3,778
2045 Notes, due December 2045	400,000	5,148	400,000	5,345
Total Long-Term Debt	$5,225,000	$32,748	$6,308,000	$42,326
2020 Notes, due March 2020	300,000	333	—	—
3-Year term loan, due March 2020, current	—	—	67,000	—
Total Current Debt	$300,000	$333	$67,000	$—
Total Debt	$5,525,000	$33,081	$6,375,000	$42,326

15. Subsequent Events
On November 25, 2019, the Board of Directors of the Company declared a cash dividend of $0.54 per outstanding share of common stock. The dividend will be paid on December 17, 2019 to all shareholders of record at the close of business on December 6, 2019.

ANALOG DEVICES, INC.
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited) (thousands, except per share amounts)
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2019 is a 52-week fiscal year. Fiscal 2018 was a 53-week fiscal year. The Company's interim periods operate on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, fiscal 2018 included an additional week of operations as compared to fiscal 2019.

	4Q19	3Q19	2Q19	1Q19	4Q18 (1)	3Q18 (1)	2Q18 (1)	1Q18 (1)
Revenue	$1,443,219	$1,480,143	$1,526,602	$1,541,101	$1,536,128	$1,558,189	$1,563,502	$1,566,870
Cost of sales	501,028	482,332	492,510	501,445	490,585	497,557	491,038	495,113
Gross margin	942,191	997,811	1,034,092	1,039,656	1,045,543	1,060,632	1,072,464	1,071,757
% of Revenue	65.3%	67.4%	67.7%	67.5%	68.1%	68.1%	68.6%	68.4%
Research and development	277,018	280,102	285,846	287,382	295,609	291,551	289,381	288,506
Selling, marketing, general and administrative	154,799	162,825	163,128	167,342	175,296	171,388	172,047	176,809
Special charges (2)	64,788	927	8,162	21,782	1,842	1,069	1,089	57,318
Amortization of intangibles	107,225	107,231	107,261	107,324	107,345	107,409	107,129	107,019
Total operating expenses	603,830	551,085	564,397	583,830	580,092	571,417	569,646	629,652
Operating income	338,361	446,726	469,695	455,826	465,451	489,215	502,818	442,105
% of Revenue	23%	30%	31%	30%	30%	31%	32%	28%
Nonoperating (income) expenses:
Interest expense	50,775	59,871	59,701	58,728	59,102	61,665	64,792	68,030
Interest income	(1,988)	(2,625)	(2,928)	(2,688)	(2,791)	(2,588)	(1,912)	(2,092)
Other, net	1,747	(78)	4,525	(160)	(196)	(368)	(187)	820
Total nonoperating (income) expense	50,534	57,168	61,298	55,880	56,115	58,709	62,693	66,758
Income before income taxes	287,827	389,558	408,397	399,946	409,336	430,506	440,125	375,347
% of Revenue	20%	26%	27%	26%	27%	28%	28%	24%
Provision for income taxes (3)	10,133	27,184	40,460	44,940	4,481	21,949	39,797	82,107
Net income	$277,694	$362,374	$367,937	$355,006	$404,855	$408,557	$400,328	$293,240
% of Revenue	19%	24%	24%	23%	26%	26%	26%	19%
Net income allocable to common shares (4)	$277,182	$361,562	$367,029	$353,969	$403,511	$407,031	$398,796	$291,997
Basic earnings per common share	$0.75	$0.98	$0.99	$0.96	$1.09	$1.10	$1.08	$0.79
Diluted earnings per common share	$0.74	$0.97	$0.98	$0.95	$1.08	$1.08	$1.06	$0.78
Shares used to compute earnings per share (in thousands):
Basic	369,051	369,533	369,246	368,703	371,074	371,315	370,384	369,093
Diluted	372,584	373,077	373,342	372,506	375,116	375,815	374,778	374,189
Dividends declared per share	$0.54	$0.54	$0.54	$0.48	$0.48	$0.48	$0.48	$0.45
_______________________________________
(1)Balances have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(2)Represents charges recorded for various restructuring actions. See Note 5, Special Charges, of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(3)See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(4)Under the two-class method, earnings per share is calculated using net earnings allocable to common shares, which is derived by reducing net income by the income allocable to participating securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of November 2, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 2, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Management’s Report on Internal Control Over Financial Reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of November 2, 2019. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of November 2, 2019, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting. This report appears below.

(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Analog Devices, Inc.’s internal control over financial reporting as of November 2, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Analog Devices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 2, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Analog Devices, Inc. as of November 2, 2019 and November 3, 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended November 2, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated November 26, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
November 26, 2019

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended November 2, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item relating to our directors and nominees is contained under the caption “Proposal 1 — Election of Directors” contained in our 2020 proxy statement to be filed with the U.S. Securities and Exchange Commission (the SEC) within 120 days after November 2, 2019 and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. Information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2020 proxy statement to be filed with the SEC within 120 days after November 2, 2019 and is incorporated herein by reference.
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
During fiscal 2019, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2019 proxy statement.
Information required by this item relating to the audit committee of our Board of Directors is contained under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” in our 2020 proxy statement to be filed with the SEC within 120 days after November 2, 2019 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is contained under the captions “Corporate Governance — Director Compensation” and “Information About Executive Compensation” in our 2020 proxy statement to be filed with the SEC within 120 days after November 2, 2019 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item relating to security ownership of certain beneficial owners and management is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2020 proxy statement to be filed with the SEC within 120 days after November 2, 2019 and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in our 2020 proxy statement to be filed with the SEC within 120 days after November 2, 2019 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item relating to transactions with related persons is contained under the caption “Corporate Governance — Certain Relationships and Related Transactions” in our 2020 proxy statement to be filed with the SEC within 120 days after November 2, 2019 and is incorporated herein by reference. Information required by this item relating to director independence is contained under the caption “Corporate Governance — Determination of Independence” in our 2020 proxy statement to be filed with the SEC within 120 days after November 2, 2019 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” in our 2020 proxy statement to be filed with the SEC within 120 days after November 2, 2019 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended November 2, 2019, November 3, 2018 and October 28, 2017

—	Consolidated Statements of Comprehensive Income for the years ended November 2, 2019, November 3, 2018 and October 28, 2017

—	Consolidated Balance Sheets as of November 2, 2019 and November 3, 2018

—	Consolidated Statements of Shareholders’ Equity for the years ended November 2, 2019, November 3, 2018 and October 28, 2017

—	Consolidated Statements of Cash Flows for the years ended November 2, 2019, November 3, 2018 and October 28, 2017

2. Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of July 26, 2016, by and among Analog Devices, Inc., Linear Technology Corporation and Agreement and Plan of Merger, dated as of July 26, 2016, by and among Analog Devices, Inc., Linear Technology Corporation and Tahoe Acquisition Corp. Acquisition Corp., filed as exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 29, 2016 and incorporated herein by reference.

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

†4.6	Description of Registrant's Securities.

Exhibit No.	Description
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

†*10.5	Fourth Amendment to the Analog Devices, Inc. Amended and Restated Deferred Compensation Plan.
*10.6
Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company, filed as exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.

*10.7
First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005, filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.

*10.8
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

*10.12
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 2, 2019 (File No. 1-7819) as filed with the Commission on February 20, 2019 and incorporated herein by reference.

*10.13
Form of Non-Qualified Stock Option Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2017 (File No. 1-7819) as filed with the Commission on February 15, 2017 and incorporated herein by reference.

*10.14
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 2, 2019 (File No. 1-7819) as filed with the Commission on February 20, 2019 and incorporated herein by reference.

*10.15
Form of Performance Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2018 (File No. 1-7819) as filed with the Commission on February 28, 2018 and incorporated herein by reference.

*10.16
Form of Relative TSR Performance Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2019 (File No. 1-7819) as filed with the Commission on May 22, 2019 and incorporated herein by reference.

*10.17
Form of Financial Key Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2019 (File No. 1-7819) as filed with the Commission on May 22, 2019 and incorporated herein by reference.

Exhibit No.	Description
*10.18
Form of Restricted Stock Unit Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 2, 2019 (File No. 1-7819) as filed with the Commission on February 20, 2019 and incorporated herein by reference.

*10.19
Form of Analog Devices, Inc. Equity Award Conversion Notice to Linear employees, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017 (File No. 1-7819) as filed with the Commission on May 31, 2017 and incorporated herein by reference.

*10.20
Form of Linear Integration Performance Restricted Stock Unit Agreement for Employees for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 11, 2017 and incorporated by reference herein.

*10.21
Amended and Restated 2019 Executive Performance Incentive Plan, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 2, 2019 (File No. 1-7819) as filed with the Commission on February 20, 2019 and incorporated herein by reference.

†*10.22	2020 Executive Performance Incentive Plan.
*10.22
Form of Employee Retention Agreement, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.23
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

*10.26
Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

*10.27
Credit Agreement, dated as of June 28, 2019, among Analog Devices, Inc., as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 1, 2019 and incorporated herein by reference.

*10.28
Second Amendment and Restated Agreement, dated as of June 28, 2019, among Analog Devices, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto, filed as exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 1, 2019 and incorporated herein by reference.

Exhibit No.	Description
†21	Subsidiaries of the Company.
†23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
†31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
†32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
†32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101. INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101. SCH	Inline XBRL Schema Document.**
101. CAL	Inline XBRL Calculation Linkbase Document.**
101. LAB	Inline XBRL Labels Linkbase Document.**
101. PRE	Inline XBRL Presentation Linkbase Document.**
101. DEF	Inline XBRL Definition Linkbase Document**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_______________________________________

†	Filed herewith.
*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended November 2, 2019, November 3, 2018 and October 28, 2017, (ii) Consolidated Balance Sheets as of November 2, 2019 and November 3, 2018, (iii) Consolidated Statements of Shareholders’ Equity for the years ended November 2, 2019, November 3, 2018 and October 28, 2017, (iv) Consolidated Statements of Comprehensive Income for the years ended November 2, 2019, November 3, 2018 and October 28, 2017, (v) Consolidated Statements of Cash Flows for the years ended November 2, 2019, November 3, 2018 and October 28, 2017, (vi) Notes to Consolidated Financial Statements for the years ended November 2, 2019, November 3, 2018 and October 28, 2017.

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED NOVEMBER 2, 2019
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended November 2, 2019, November 3, 2018 and October 28, 2017

(dollar amounts in thousands)

Description	Balance at Beginning of Period	Additions (Reductions) Charged to Income Statement	Other	Deductions	Balance at End of Period
Accounts Receivable Reserves and Allowances:
Year ended October 28, 2017	$5,117	$12,284	$—	$10,188	$7,213
Year ended November 3, 2018	$7,213	$2,313	$—	$7,242	$2,284
Year ended November 2, 2019	$2,284	$13,979	$—	$7,876	$8,387
Valuation Reserve for Deferred Tax Asset:
Year ended October 28, 2017	$67,094	$(7,778)	$—	$5,529	$53,787
Year ended November 3, 2018	$53,787	$30,254	$(1,761)	$—	$82,280
Year ended November 2, 2019	$82,280	$34,069	$—	$—	$116,349

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ Vincent Roche
Vincent Roche President and Chief Executive Officer (Principal Executive Officer)
Date: November 26, 2019

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata	Chairman of the Board	November 26, 2019
Ray Stata

/s/ Vincent Roche	President and Chief Executive Officer and Director (Principal Executive Officer)	November 26, 2019
Vincent Roche

/s/ Prashanth Mahendra-Rajah	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 26, 2019
Prashanth Mahendra-Rajah

/s/ Michael Sondel	Chief Accounting Officer (Principal Accounting Officer)	November 26, 2019
Michael Sondel

/s/ James A. Champy	Director	November 26, 2019
James A. Champy

/s/ Anantha P. Chandrakasan	Director	November 26, 2019
Anantha P. Chandrakasan

/s/ Bruce R. Evans	Director	November 26, 2019
Bruce R. Evans

/s/ Edward H. Frank	Director	November 26, 2019
Edward H. Frank

/s/ Karen Golz	Director	November 26, 2019
Karen Golz

/s/ Mark M. Little	Director	November 26, 2019
Mark M. Little

/s/ Neil Novich	Director	November 26, 2019
Neil Novich

/s/ Kenton J. Sicchitano	Director	November 26, 2019
Kenton J. Sicchitano

/s/ Lisa T. Su	Director	November 26, 2019
Lisa T. Su