Form 10-Q
period 2020-02-01
ANALOG DEVICES INC
filed 2020-02-19
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of February 1, 2020 there were 368,220,091 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	February 1, 2020	February 2, 2019
Revenue	$1,303,565	$1,541,101
Cost of sales	455,423	501,445
Gross margin	848,142	1,039,656
Operating expenses:
Research and development	257,073	287,382
Selling, marketing, general and administrative	199,280	167,342
Amortization of intangibles	107,225	107,324
Special charges	11,136	21,782
	574,714	583,830
Operating income	273,428	455,826
Nonoperating expense (income):
Interest expense	48,813	58,728
Interest income	(1,940)	(2,688)
Other, net	338	(160)
	47,211	55,880
Income before income taxes	226,217	399,946
Provision for income taxes	22,343	44,940
Net income	$203,874	$355,006

Shares used to compute earnings per common share – basic	368,241	368,703
Shares used to compute earnings per common share – diluted	372,264	372,506

Basic earnings per common share	$0.55	$0.96
Diluted earnings per common share	$0.55	$0.95

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	February 1, 2020	February 2, 2019
Net income	$203,874	$355,006
Foreign currency translation adjustments	(195)	3,315
Change in fair value of available-for-sale securities	—	11
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $5,459 and $6,381, respectively)	(12,028)	(22,938)
Changes in pension plans including transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $160 and $63, respectively)	254	31
Other comprehensive loss	(11,969)	(19,581)
Comprehensive income	$191,905	$335,425

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	February 1, 2020	November 2, 2019
ASSETS
Current Assets
Cash and cash equivalents	$654,408	$648,322
Accounts receivable	584,366	635,136
Inventories	588,503	609,886
Prepaid expenses and other current assets	83,902	91,782
Total current assets	1,911,179	1,985,126
Property, Plant and Equipment, at Cost
Land and buildings	981,131	956,099
Machinery and equipment	2,619,785	2,609,493
Office equipment	81,818	85,490
Leasehold improvements	159,908	160,175
	3,842,642	3,811,257
Less accumulated depreciation and amortization	2,635,873	2,591,268
Net property, plant and equipment	1,206,769	1,219,989
Other Assets
Deferred compensation plan investments	47,996	47,154
Other investments	30,232	30,170
Goodwill	12,257,064	12,256,880
Intangible assets, net	4,073,078	4,217,224
Deferred tax assets	1,567,521	1,582,382
Other assets	282,988	53,716
Total other assets	18,258,879	18,187,526
	$21,376,827	$21,392,641
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$211,670	$225,270
Income taxes payable	118,406	187,879
Debt, current	748,460	299,667
Accrued liabilities	692,006	795,816
Total current liabilities	1,770,542	1,508,632
Non-current liabilities
Long-term debt	4,745,302	5,192,252
Deferred income taxes	2,055,100	2,088,212
Deferred compensation plan liability	47,996	47,154
Income taxes payable	656,103	654,420
Other non-current liabilities	412,267	192,783
Total non-current liabilities	7,916,768	8,174,821
Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, 0.16 2/3 par value, 1,200,000,000 shares authorized, 368,220,091 shares outstanding (368,302,369 on November 2, 2019)	61,371	61,385
Capital in excess of par value	4,923,947	4,936,349
Retained earnings	6,906,346	6,899,253
Accumulated other comprehensive loss	(202,147)	(187,799)
Total shareholders’ equity	11,689,517	11,709,188
	$21,376,827	$21,392,641
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended February 1, 2020
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, NOVEMBER 2, 2019	368,302	$61,385	$4,936,349	$6,899,253	$(187,799)
Effect of Accounting Standards Update 2018-02				2,379	(2,379)
Net income				203,874
Dividends declared and paid - $0.54 per share				(199,160)
Issuance of stock as charitable contribution	336	56	39,944
Issuance of stock under stock plans and other	491	82	16,031
Stock-based compensation expense			37,501
Other comprehensive loss					(11,969)
Common stock repurchased	(909)	(152)	(105,878)
BALANCE, FEBRUARY 1, 2020	368,220	$61,371	$4,923,947	$6,906,346	$(202,147)

	Three Months Ended February 2, 2019
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, NOVEMBER 3, 2018 (1)	370,160	$61,694	$5,282,222	$5,982,697	$(58,440)
Effect of Accounting Standards Update 2016-16				331,026
Net income				355,006
Dividends declared and paid - $0.48 per share				(177,716)
Issuance of stock under stock plans and other	771	129	19,100
Stock-based compensation expense			36,393
Other comprehensive loss					(19,581)
Common stock repurchased	(2,617)	(436)	(226,657)
BALANCE, FEBRUARY 2, 2019	368,314	$61,387	$5,111,058	$6,491,013	$(78,021)
(1) Balances have been restated to reflect the full retrospective adoption of Accounting Standards Update ASU 2014-09, Revenue from Contracts with Customers, adopted by the Company in fiscal 2019.

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	February 1, 2020	February 2, 2019
Cash flows from operating activities:
Net income	$203,874	$355,006
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	59,863	58,293
Amortization of intangibles	144,069	142,292
Stock-based compensation expense	37,501	36,393
Non-cash portion of special charge	—	4,367
Deferred income taxes	(13,982)	15,652
Non-cash contribution to charitable foundation	40,000	—
Other non-cash activity	2,332	6,693
Changes in operating assets and liabilities	(124,009)	(246,929)
Total adjustments	145,774	16,761
Net cash provided by operating activities	349,648	371,767
Cash flows from investing activities:
Additions to property, plant and equipment	(54,839)	(90,993)
Changes in other assets	107	(5,222)
Net cash used for investing activities	(54,732)	(96,215)
Cash flows from financing activities:
Proceeds from revolver	—	75,000
Payments on revolver	—	(75,000)
Debt repayments	—	(100,000)
Dividend payments to shareholders	(199,160)	(177,716)
Repurchase of common stock	(106,030)	(227,093)
Proceeds from employee stock plans	16,113	19,229
Changes in other financing activities	(495)	(569)
Net cash used for financing activities	(289,572)	(486,149)
Effect of exchange rate changes on cash	742	(130)
Net increase (decrease) in cash and cash equivalents	6,086	(210,727)
Cash and cash equivalents at beginning of period	648,322	816,591
Cash and cash equivalents at end of period	$654,408	$605,864

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 1, 2020
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended November 2, 2019 (fiscal 2019) and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2020 (fiscal 2020) or any future period.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2020 presentation.
Note 2 – Leases
In the first quarter of fiscal 2020, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02) using the modified retrospective approach. Results for the first quarter of fiscal 2020 are presented under ASU 2016-02, while prior period consolidated financial statements have not been adjusted and continue to be presented under the accounting standard in effect at that time. See Note 12, New Accounting Pronouncements of these Notes to Condensed Consolidated Financial Statements for further detail on the adoption of this standard, including the initial adoption values.
The Company enters into operating leases which primarily relate to certain facilities. The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. Lease assets represent the Company's right to use underlying assets for the lease term, and lease liabilities represent the obligation to make lease payments over the lease term. At lease commencement, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. The Company has agreements with lease and non-lease components, which are accounted for as a single lease component. Non-lease components may include real estate taxes, insurance, maintenance, parking and other operating costs. If these costs are variable costs they are not included in the measurement of the right-of-use assets and lease liabilities, but are expensed when the event determining the amount of variable consideration to be paid occurs. The Company’s leases have remaining lease terms of less than one year to approximately ten years, some of which may include options to extend the initial term of the lease. These options are included in determining the initial lease term at lease commencement only if the Company is reasonably certain to exercise the option. Lease costs are recognized on a straight-line basis as lease expense over the lease term. For leases with terms of twelve months or less the Company recognizes the related lease payments as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable.
The following table presents supplemental balance sheet information related to our operating leases:

February 1, 2020
Assets
Operating lease right-of-use assets in Other assets	$229,279
Liabilities
Operating lease liabilities in Accrued liabilities	$34,433
Operating lease liabilities in Other non-current liabilities	$265,995

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Details of the Company's operating leases are as follows:

Three Months Ended
February 1, 2020
Lease expense	$10,692
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$11,399
Lease assets obtained in exchange for new lease liabilities	$4,835
Weighted average remaining lease term	9.4 years
Weighted average discount rate	3.3%
The following table presents the maturities of our operating lease liabilities as of February 1, 2020:

Fiscal year	Operating Leases
Remainder of 2020	$33,054
2021	40,485
2022	35,525
2023	32,728
2024	32,364
2025	31,103
Thereafter	146,645
Total future minimum operating lease payments	351,904
Less: imputed interest	(51,476)
Present value of operating lease liabilities	$300,428
As of February 1, 2020, we have additional leases for office space and equipment, which have not yet commenced, of approximately $16.6 million. These leases will commence during fiscal year 2020, with lease terms of 10 to 25 years.

Note 3 – Stock-Based Compensation and Shareholders' Equity
A summary of the Company’s stock option activity as of February 1, 2020 and changes during the three-month period then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at November 2, 2019	5,183	$65.97
Options exercised	(309)	$52.19
Options forfeited	(50)	$82.44
Options outstanding at February 1, 2020	4,824	$66.65	5.7	$207,946
Options exercisable at February 1, 2020	2,647	$55.65	4.6	$143,200
Options vested or expected to vest at February 1, 2020 (1)	4,719	$66.18	5.8	$205,625
(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
During the three-month periods ended February 1, 2020 and February 2, 2019, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $20.3 million and $27.1 million, respectively.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A summary of the Company’s restricted stock unit/award activity as of February 1, 2020 and changes during the three-month period then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at November 2, 2019	4,396	$87.18
Units/Awards granted	28	$111.25
Restrictions lapsed	(179)	$82.45
Forfeited	(117)	$87.20
Restricted stock units/awards outstanding at February 1, 2020	4,128	$89.44
As of February 1, 2020, there was $265.3 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units/awards. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair values of shares that vested during the three-month periods ended February 1, 2020 and February 2, 2019 were approximately $14.8 million and $19.6 million, respectively.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended
	February 1, 2020	February 2, 2019
Cost of sales	$4,564	$5,084
Research and development	17,605	18,925
Selling, marketing, general and administrative	15,332	12,384
Total stock-based compensation expense	$37,501	$36,393

As of February 1, 2020 and November 2, 2019, the Company capitalized $6.3 million and $6.8 million, respectively, of stock-based compensation in Inventories on the Condensed Consolidated Balance Sheets.
Common Stock Repurchases
As of February 1, 2020, the Company had repurchased a total of approximately 155.3 million shares of its common stock for approximately $6.2 billion under the Company's share repurchase program. As of February 1, 2020, an additional $2.0 billion remains available for repurchase of shares under the current authorized program.
Analog Devices Foundation
During the first three months of fiscal 2020, the Company contributed 335,654 shares of its common stock to the newly formed Analog Devices Foundation. As of the date of the charitable contribution the shares had a fair value of approximately $40.0 million. This expense was recorded in Selling, marketing, general and administrative expense in the Condensed Consolidated Statement of Income.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 4 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first three months of fiscal 2020.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
November 2, 2019	$(30,076)	$(118,015)	$(39,708)	$(187,799)
Other comprehensive loss before reclassifications	(195)	(18,781)	(234)	(19,210)
Amounts reclassified out of other comprehensive income (loss)	—	1,294	648	1,942
Tax effects	—	5,459	(160)	5,299
Other comprehensive (loss) income	(195)	(12,028)	254	(11,969)
Effect of Accounting Standards Update 2018-02	—	(2,379)	—	(2,379)
February 1, 2020	$(30,271)	$(132,422)	$(39,454)	$(202,147)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended
Comprehensive Income Component	February 1, 2020	February 2, 2019	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$(80)	$719	Cost of sales
	378	848	Research and development
	532	915	Selling, marketing, general and administrative
Interest rate derivatives	464	46	Interest expense
	1,294	2,528	Total before tax
	(370)	(508)	Tax
Effect of Accounting Standards Update 2018-02	(2,379)	—	Retained earnings
	$(1,455)	$2,020	Net of tax

Amortization of pension components included in the computation of net periodic pension cost
Actuarial losses	648	257
	(160)	(63)	Tax
	$488	$194	Net of tax

Total amounts reclassified out of AOCI, net of tax	$(967)	$2,214

The Company estimates that settlements of forward foreign currency derivative instruments included in AOCI that will be reclassified into earnings will be immaterial within the next twelve months.
Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating expense (income). There were no material net realized gains or losses from the sales of available-for-sale investments during any of the fiscal periods presented.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 5 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	February 1, 2020	February 2, 2019
Net Income	$203,874	$355,006
Basic shares:
Weighted-average shares outstanding	368,241	368,703
Earnings per common share basic:	$0.55	$0.96
Diluted shares:
Weighted-average shares outstanding	368,241	368,703
Assumed exercise of common stock equivalents	4,023	3,803
Weighted-average common and common equivalent shares	372,264	372,506
Earnings per common share diluted:	$0.55	$0.95
Anti-dilutive shares related to:
Outstanding stock-based awards	397	2,011

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
The following table is a quarterly roll-forward from November 2, 2019 to February 1, 2020 of the employee separation and exit cost accruals established related to these actions:

Accrued Restructuring	Closure of Manufacturing Facilities	Reduction of Operating Costs Action	Early Retirement Action	Repositioning Action
Balance at November 2, 2019	$50,401	$940	$4,583	$58,895
First quarter fiscal 2020 special charges	1,982	—	—	9,154
Severance and other payments	(908)	(282)	(189)	(29,597)
Effect of foreign currency on accrual	(30)	—	—	(21)
Balance at February 1, 2020	$51,445	$658	$4,394	$38,431
Current - accrued liabilities	$—	$658	$4,394	$38,431
Other non-current liabilities	$51,445	$—	$—	$—
Repositioning Action
The Company recorded special charges of $97.2 million on a cumulative basis through February 1, 2020, as a result of organizational initiatives to reposition the Company's global workforce skill set to align with the Company's long-term strategic plan. Approximately $83.0 million of the total charges was for severance and fringe benefit costs in accordance with either the Company's ongoing benefit plan or statutory requirements for 504 engineering and selling, marketing, general and administrative (SMG&A) employees. As of February 1, 2020, the Company still employed 109 of the 504 employees included in this action. These employees must continue to be employed by the Company until their employment is involuntarily terminated in order to receive the severance benefits. The remaining $14.2 million of the charges were recorded in fiscal 2019 and related to the write-off of acquired intellectual property due to the Company's decision to discontinue certain product development strategies.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Closure of Manufacturing Facilities
The Company recorded special charges of $54.0 million on a cumulative basis through February 1, 2020 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation. Over the next one to three years, the Company plans to close its Hillview wafer fabrication facility located in Milpitas, California and its Singapore test facility. The Company intends to transfer Hillview wafer fabrication production to its other internal facilities and to external foundries. In addition, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, in addition to its outsourced assembly and test partners. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations, and one-time termination benefits for 1,100 manufacturing, engineering and SMG&A employees. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits. Employees included in this action must continue to be employed by the Company until their employment is terminated by the Company in order to receive the severance benefits.
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

	Three Months Ended
	February 1, 2020			February 2, 2019
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$684,862	53%	(7)%	$733,432	48%
Communications	239,928	18%	(31)%	347,016	23%
Automotive	205,330	16%	(16)%	244,062	16%
Consumer	173,445	13%	(20)%	216,591	14%
Total revenue	$1,303,565	100%	(15)%	$1,541,101	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue by Sales Channel
The following table summarizes revenue by channel. The Company sells its products globally through a direct sales force, third party distributors, independent sales representatives and via its website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and some commercial customers.

	Three Months Ended
	February 1, 2020		February 2, 2019
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$747,561	57%	$829,243	54%
Direct customers	529,731	41%	695,489	45%
Other	26,273	2%	16,369	1%
Total revenue	$1,303,565	100%	$1,541,101	100%

* The sum of the individual percentages may not equal the total due to rounding.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of February 1, 2020 and November 2, 2019. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of February 1, 2020 and November 2, 2019, the Company held $256.1 million and $231.4 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	February 1, 2020
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$398,285	$—	$398,285
Other assets:
Deferred compensation investments	51,509	—	51,509
Total assets measured at fair value	$449,794	$—	$449,794
Liabilities
Forward foreign currency exchange contracts (1)	—	666	666
Interest rate derivatives	—	156,216	156,216
Total liabilities measured at fair value	$—	$156,882	$156,882
(1) The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	February 1, 2020		November 2, 2019
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan, due March 2022	$925,000	$925,000	$925,000	$925,000
2.85% Senior unsecured notes, due March 2020	300,000	300,279	300,000	300,872
2.95% Senior unsecured notes, due January 2021	450,000	454,611	450,000	454,634
2.50% Senior unsecured notes, due December 2021	400,000	405,176	400,000	402,591
2.875% Senior unsecured notes, due June 2023	500,000	515,306	500,000	511,190
3.125% Senior unsecured notes, due December 2023	550,000	576,275	550,000	567,159
3.90% Senior unsecured notes, due December 2025	850,000	932,764	850,000	914,567
3.50% Senior unsecured notes, due December 2026	900,000	969,376	900,000	940,192
4.50% Senior unsecured notes, due December 2036	250,000	279,974	250,000	270,891
5.30% Senior unsecured notes, due December 2045	400,000	515,583	400,000	491,439
Total debt	$5,525,000	$5,874,344	$5,525,000	$5,778,535

Note 9 – Derivatives
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the British Pound, Philippine Peso, the Japanese Yen. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are matched with the underlying exposures at inception and designated and documented as cash flow hedges. They are qualitatively evaluated for effectiveness on a quarterly basis. The gain or loss on the derivative is recorded as a component of AOCI in shareholders’ equity and is reclassified into earnings in the same line item on the Consolidated Statements of Income as the impact of the hedged transaction in the same period during which the hedged transaction affects earnings.
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of February 1, 2020 and November 2, 2019 were $196.9 million and $191.1 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of February 1, 2020 and November 2, 2019 were as follows:

		Fair Value At
	Balance Sheet Location	February 1, 2020	November 2, 2019
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$65
Forward foreign currency exchange contracts	Accrued liabilities	$634	$—
As of February 1, 2020 and November 2, 2019, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $56.8 million and $55.3 million, respectively. The fair values of these hedging instruments in the Company’s Condensed Consolidated Balance Sheets were immaterial as of February 1, 2020 and November 2, 2019.
All the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Condensed Consolidated Balance Sheets on a net basis. As of February 1, 2020 and November 2, 2019, none of the netting arrangements involved collateral.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the gross amounts of the Company's forward foreign currency exchange contract derivative assets and liabilities and the net amounts recorded in the Company's Condensed Consolidated Balance Sheets:

	February 1, 2020	November 2, 2019
Gross amount of recognized liabilities	$(2,300)	$(2,828)
Gross amounts of recognized assets offset in the Condensed Consolidated Balance Sheets	1,634	2,828
Net liabilities presented in the Condensed Consolidated Balance Sheets	$(666)	$—
As of February 1, 2020 and November 2, 2019, the fair values of the interest rate swap agreement designated as a cash flow hedge were $156.2 million and $138.8 million, respectively, and are included within Accrued liabilities in the Company's Condensed Consolidated Balance Sheets.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of February 1, 2020 and November 2, 2019, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 4, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 10 – Inventories
Inventories at February 1, 2020 and November 2, 2019 were as follows:

	February 1, 2020	November 2, 2019
Raw materials	$34,530	$35,447
Work in process	404,402	400,409
Finished goods	149,571	174,030
Total inventories	$588,503	$609,886

Note 11 – Income Taxes
The Company’s effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where the Company's income is earned.
The Company’s effective tax rates for the three-month periods ended February 1, 2020 and February 2, 2019 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income and as a result of the foreign derived intangible income deduction (FDII), partially offset by the global intangible low-tax income (GILTI) tax. The effective tax rate decreased in the three-month period ended February 1, 2020, as compared to the same period of the prior fiscal year, primarily as a result of a change in the mix of the foreign jurisdictions where income is earned. Additionally, the tax rate for the three-month period ended February 2, 2019 included the effects of recording deferred tax benefits relating to a one-time set up of the GILTI deferred method election of $5.1 million, along with the completion of the accounting for the income tax effects of the Tax Cuts and Jobs Act legislation, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 for the transition tax, which yielded a $7.5 million tax benefit.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company’s Ireland tax returns prior to the fiscal year ended November 2, 2013 are no longer subject to examination. During the fourth quarter of fiscal 2018, the Company’s Irish tax resident subsidiary received an assessment for fiscal 2013 of approximately €43.0 million, or $47.7 million (as of February 1, 2020), from the Irish Revenue Commissioners (Irish Revenue). This assessment excludes any penalties and interest. The assessment claims that the Company’s Irish entity failed to conform to 2010 OECD Transfer Pricing Guidelines. The Company strongly disagrees with the assessment and maintains that its transfer pricing is appropriate. Therefore, the Company has not recorded any additional tax liability related to fiscal 2013 or any other periods. The Company intends to vigorously defend its originally filed tax return position and is currently preparing for an appeal with the Irish Tax Appeals Commission, which is the normal process for the resolution of differences between Irish Revenue and taxpayers. If Irish Revenue were ultimately to prevail with respect to its assessment for fiscal 2013, such assessment and any potential impact related to years subsequent to fiscal 2013 could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods. During fiscal 2019, Irish Revenue commenced transfer pricing audits of the fiscal years ended November 1, 2014; October 31, 2015 (fiscal 2015); October 29, 2016 (fiscal 2016); and October 28, 2017 (fiscal 2017); however, the Company received confirmation from Irish Revenue that the audit relating to the period ended November 1, 2014 was complete and that no further tax assessment arose in respect of that period. The audits related to fiscal 2015, fiscal 2016 and fiscal 2017 are on-going.
In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows stranded tax effects resulting from changes to tax legislation to be reclassified from AOCI to retained earnings. The Company adopted this ASU during the first quarter of fiscal 2020 and therefore applied the ASU in the period of adoption using the specific identification approach. As a result, the Company reclassified approximately $2.4 million from AOCI into retained earnings.
Note 12 – New Accounting Pronouncements
Standards Implemented
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

ASU 2016-02, ASU 2018-01 and ASU 2018-11 are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted the standard in the first quarter of fiscal 2020 under the modified retrospective approach. As allowed by the new standard, the Company elected the package of transition practical expedients but elected to not apply the hindsight practical expedient to its leases at transition. As a result, the Company was not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases and (iii) the treatment of initial direct costs for any existing leases. The Company also elected not to separate lease and non-lease components for its leases. Instead, for all applicable classes of underlying assets, the Company accounts for each separate lease component and the non-lease components associated with that lease component, as a single lease component. Additionally, the Company has elected the short-term lease exception for all classes of assets, does not apply the recognition requirements for leases of twelve months or less, and recognizes lease payments for short-term leases as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable. These elections are applied consistently for all leases.
Upon adoption on November 3, 2019, the Company recorded operating lease liabilities of $301.4 million and operating lease assets for its leases of $233.2 million. The operating lease assets are net of liabilities of $68.2 million for deferred rent and unamortized landlord construction allowances that were previously recorded in Accrued liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. Operating lease right-of-use assets are presented within Other assets and corresponding liabilities are presented within Accrued liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. There was no material impact to the Condensed Consolidated Statements of Income or

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Condensed Consolidated Statements of Cash Flows. Please refer to Note 2, Leases for information regarding the Company's lease portfolio as of February 1, 2020.
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows stranded tax effects resulting from changes to tax legislation to be reclassified from accumulated other comprehensive income (AOCI) to retained earnings. The Company adopted this ASU during the first quarter of fiscal 2020 and therefore applied the ASU in the period of adoption using the specific identification approach. As a result, the Company reclassified approximately $2.4 million from AOCI into retained earnings. The Company does not expect to record any additional reclassification adjustments in subsequent periods barring further regulatory changes. Please refer to Note 11, Income Taxes for additional information regarding the Company's accounting policy for releasing stranded income tax effects from AOCI.
Other
The following standards were adopted during the first quarter of fiscal 2020 and did not have a material impact on the Company's financial position and results of operations:
•ASU 2017-11, Earnings Per Share (Topic 860), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception;
•ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities; and
•ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.
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
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (ASU 2019-05) and ASU 2019-11, Codification Improvements to Topic 326 (ASU 2019-11). ASU 2019-05 allows an entity to irrevocably elect the fair value option for certain financial instruments. Once elected, an entity would recognize the difference between the carrying amount and the fair value of the financial instrument as part of the cumulative effect adjustments associated with the adoption of ASU 2016-13. ASU 2019-11 allows entities to exclude the accrued interest component of amortized cost from various disclosures required by Accounting Standards Codification 326. These ASUs are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years; and therefore, are effective for the Company in the first quarter of fiscal 2021. The Company is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Income taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the adoption date and impact, if any, adoption will have on its financial position and results of operations.
Note 13 – Subsequent Events
On February 18, 2020, the Board of Directors of the Company declared a cash dividend of $0.62 per outstanding share of common stock. The dividend will be paid on March 10, 2020 to all shareholders of record at the close of business on February 28, 2020 and is expected to total approximately $228.3 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 2, 2019 (fiscal 2019).
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

Results of Operations
(all tabular amounts in thousands except per share amounts and percentages)
Overview

	Three Months Ended
	February 1, 2020	February 2, 2019	$ Change	% Change
Revenue	$1,303,565	$1,541,101	$(237,536)	(15)%
Gross margin %	65.1%	67.5%
Net income	$203,874	$355,006	$(151,132)	(43)%
Net income as a % of revenue	15.6%	23.0%
Diluted EPS	$0.55	$0.95	$(0.40)	(42)%
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

	Three Months Ended
	February 1, 2020			February 2, 2019
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$684,862	53%	(7)%	$733,432	48%
Communications	239,928	18%	(31)%	347,016	23%
Automotive	205,330	16%	(16)%	244,062	16%
Consumer	173,445	13%	(20)%	216,591	14%
Total revenue	$1,303,565	100%	(15)%	$1,541,101	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue decreased across all end markets in the three-month period ended February 1, 2020, as compared to the same period of the prior fiscal year, primarily as a result of a broad-based decrease in demand for our products, which was partially offset by an increase in demand for products sold into the aerospace and defense sector of the Industrial end market.
Revenue by Sales Channel
The following table summarizes revenue by channel. We sell our products globally through a direct sales force, third party distributors, independent sales representatives and via our website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and some commercial customers.

	Three Months Ended
	February 1, 2020		February 2, 2019
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$747,561	57%	$829,243	54%
Direct customers	529,731	41%	695,489	45%
Other	26,273	2%	16,369	1%
Total revenue	$1,303,565	100%	$1,541,101	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented.
Gross Margin

	Three Months Ended
	February 1, 2020	February 2, 2019	$ Change	% Change
Gross margin	$848,142	$1,039,656	$(191,514)	(18)%
Gross margin %	65.1%	67.5%
Gross margin percentage decreased by 240 basis points in the three-month periods ended February 1, 2020, as compared to the same period of the prior fiscal year, primarily as a result of lower utilization of our factories.

Research and Development (R&D)

	Three Months Ended
	February 1, 2020	February 2, 2019	$ Change	% Change
R&D expenses	$257,073	$287,382	$(30,309)	(11)%
R&D expenses as a % of revenue	19.7%	18.6%
R&D expenses decreased in the three-month period ended February 1, 2020, as compared to the same period of the prior fiscal year, primarily as a result of lower variable compensation expense.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	February 1, 2020	February 2, 2019	$ Change	% Change
SMG&A expenses	$199,280	$167,342	$31,938	19%
SMG&A expenses as a % of revenue	15.3%	10.9%
SMG&A expenses increased in the three-month period ended February 1, 2020, as compared to the same period of the prior fiscal year, primarily as a result of a $40.0 million charitable contribution to the newly formed Analog Devices Foundation made in the first quarter of fiscal 2020, partially offset by lower variable compensation expense.
Special Charges
We monitor global macroeconomic conditions on an ongoing basis and continue to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years.
Repositioning Action: We recorded special charges of approximately $97.2 million on a cumulative basis through February 1, 2020 as a result of organizational initiatives to reposition our global workforce skill set to align with our long-term strategic plan, of which $9.2 million was recorded in the first quarter of fiscal 2020. Once fully implemented, the repositioning actions are expected to result in net annualized cash savings of approximately $48.0 million.
Closure of Manufacturing Facilities: We recorded special charges of $54.0 million on a cumulative basis through February 1, 2020 as a result of our decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear), of which $2.0 million was recorded in the first quarter of fiscal 2020. Once fully implemented, we expect that this action will result in estimated annual salary, variable compensation and employee benefit savings of approximately $60.0 million.
See Note 6, Special Charges, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q for further information.
Operating Income

	Three Months Ended
	February 1, 2020	February 2, 2019	$ Change	% Change
Operating income	$273,428	$455,826	$(182,398)	(40)%
Operating income as a % of revenue	21.0%	29.6%
The year-over-year decrease in operating income in the three-month period ended February 1, 2020 was primarily the result of a $191.5 million decrease in gross margin and a $31.9 million increase in SMG&A expenses, partially offset by a $30.3 million decrease in R&D expenses, as described above under the headings Gross Margin, Selling, Marketing, General and Administrative (SMG&A) and Research and Development (R&D).

Nonoperating Expense (Income)

	Three Months Ended
	February 1, 2020	February 2, 2019	$ Change
Interest expense	$48,813	$58,728	$(9,915)
Interest income	(1,940)	(2,688)	748
Other, net	338	(160)	498
Total nonoperating expense (income)	$47,211	$55,880	$(8,669)
The year-over-year decrease in nonoperating expense in the three-month period ended February 1, 2020 was primarily the result of a decrease in interest expense, partially offset by lower interest income and increased other, net expenses.
Provision for Income Taxes

	Three Months Ended
	February 1, 2020	February 2, 2019	$ Change
Provision for income taxes	$22,343	$44,940	$(22,597)
Effective income tax rate	9.9%	11.2%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The effective tax rates for the three-month periods ended February 1, 2020 and February 2, 2019 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income and as a result of the foreign derived intangible income deduction (FDII), partially offset by the global intangible low-tax income (GILTI) tax. The effective tax rate decreased in the three-month period ended February 1, 2020, as compared to the same period of the prior fiscal year, primarily as a result of a change in the mix of the foreign jurisdictions where we earn income. Additionally, the tax rate for the three-month period ended February 2, 2019 included the effects of recording deferred tax benefits relating to a one-time set up of our GILTI deferred method election of $5.1 million along with the completion of our accounting for the income tax effects of the Tax Cuts and Jobs Act legislation, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 for the transition tax which yielded a $7.5 million tax benefit.
Non-U.S. jurisdictions accounted for a significant portion of our total revenues for the three-month periods ended February 1, 2020 and February 2, 2019. This revenue generated outside of the U.S. results in a material portion of our pretax income being taxed outside the U.S. For the three-month period ended February 1, 2020, this pretax income was primarily generated in Ireland at a tax rate of 12.5%. For the three-month period ended February 2, 2019, this pretax income was primarily generated in Ireland and Singapore, at tax rates ranging from 12.5% to 17% in these jurisdictions.
See Note 11, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended
	February 1, 2020	February 2, 2019	$ Change	% Change
Net Income	$203,874	$355,006	$(151,132)	(43)%
Net Income as a % of revenue	15.6%	23.0%
Diluted EPS	$0.55	$0.95
Net income decreased in the three-month period ended February 1, 2020, as compared to the same period of the prior fiscal year, as a result of a $182.4 million decrease in operating income, partially offset by a $22.6 million decrease in provision for income taxes and an $8.7 million decrease in nonoperating expense.
Liquidity and Capital Resources
At February 1, 2020, our principal source of liquidity was $654.4 million of cash and cash equivalents, of which approximately $280.8 million was held in the United States. The balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States may not be available for repatriation as dividends to the United States in the future. If such funds are needed for U.S. operations, we would be required to accrue and pay foreign withholding and U.S. state income taxes to the extent not already subject to taxation. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Three Months Ended
	February 1, 2020	February 2, 2019
Net cash provided by operating activities	$349,648	$371,767
Net cash provided by operations as a % of revenue	26.8%	24.1%
Net cash used for investing activities	$(54,732)	$(96,215)
Net cash used for financing activities	$(289,572)	$(486,149)
At February 1, 2020, cash and cash equivalents totaled $654.4 million. The following changes contributed to the net change in cash and cash equivalents in the three-month period ended February 1, 2020 as compared to the same period in fiscal 2019.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The decrease in cash provided by operating activities during the three-month period ended February 1, 2020, as compared to the same period of the prior fiscal year, was primarily the result of lower net income adjusted for non-cash items, including a $40.0 million non-cash charitable contribution to the newly formed Analog Devices Foundation made in the first quarter of fiscal 2020, partially offset by an increase from changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The decrease in cash used for investing activities during the three-month period ended February 1, 2020, as compared to the same period of the prior fiscal year, was primarily the result of a decrease in cash used for capital expenditures.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The decrease in cash used related to financing activities during the three-month period ended February 1, 2020, as compared to the same period of the prior fiscal year, was primarily due to decreases in stock repurchases and debt repayments, partially offset by increased dividend payments.
Working Capital

	February 1, 2020	November 2, 2019	$ Change	% Change
Accounts receivable	$584,366	$635,136	$(50,770)	(8)%
Days sales outstanding*	43	39
Inventory	$588,503	$609,886	$(21,383)	(4)%
Days cost of sales in inventory*	120	110
* We use the average of the current quarter and prior quarter ending accounts receivable and ending inventory balances in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The decrease in accounts receivable in dollars was primarily the result of normal variations in the timing of collections and billings.
Inventory in dollars decreased, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities increased to $1.8 billion at February 1, 2020 from $1.5 billion at the end of fiscal 2019. The increase was primarily due to an increase in the current portion of our debt, partially offset by decreases in income taxes payable, accrued liabilities, and accounts payable.

Debt
As of February 1, 2020, our debt obligations consisted of the following:

Principal Amount Outstanding
3-Year term loan, due March 2022	$925,000
2.85% Senior unsecured notes, due March 2020	300,000
2.95% Senior unsecured notes, due January 2021	450,000
2.50% Senior unsecured notes, due December 2021	400,000
2.875% Senior unsecured notes, due June 2023	500,000
3.125% Senior unsecured notes, due December 2023	550,000
3.90% Senior unsecured notes, due December 2025	850,000
3.50% Senior unsecured notes, due December 2026	900,000
4.50% Senior unsecured notes, due December 2036	250,000
5.30% Senior unsecured notes, due December 2045	400,000
Total debt	$5,525,000
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of February 1, 2020, we were in compliance with these covenants.
Revolving Credit Facility
Our Second Amended and Restated Revolving Credit Agreement, dated as of June 28, 2019, with Bank of America N.A. as administrative agent and other banks identified therein as lenders (Revolving Credit Agreement) provides for a five-year unsecured revolving credit facility in an aggregate principal amount of up to $1.25 billion, expiring on June 28, 2024. As of February 1, 2020, we do not have any amounts outstanding under this revolving credit facility. We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 4.0 to 1.0. The debt covenant will be reduced over time to 3.5 to 1.0, beginning in fiscal 2020 depending upon facts and circumstances. As of February 1, 2020, we were in compliance with these covenants.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. In the aggregate, our Board of Directors has authorized us to repurchase $8.2 billion of our common stock under the program. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of February 1, 2020, we had repurchased a total of approximately 155.3 million shares of our common stock for approximately $6.2 billion under this program. As of February 1, 2020, an additional $2.0 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also, from time to time, repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options.

Capital Expenditures
Net additions to property, plant and equipment were $54.8 million in the first three months of fiscal 2020 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2020 to be slightly below 4% of fiscal 2020 revenue. We expect these capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Analog Devices Foundation
During the first three months of fiscal 2020, we contributed 335,654 shares of our common stock to the newly formed Analog Devices Foundation. As of the date of the contribution, the shares had a fair value of approximately $40.0 million. This expense was recorded in SMG&A in the Condensed Consolidated Statement of Income.
Dividends
On February 18, 2020, our Board of Directors declared a cash dividend of $0.62 per outstanding share of common stock. The dividend will be paid on March 10, 2020 to all shareholders of record at the close of business on February 28, 2020 and is expected to total approximately $228.3 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board and will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Board.
Contractual Obligations
There have not been any material changes during the three-month period ended February 1, 2020 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2019.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 12, New Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our historical financial condition and results of operations.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The FASB has issued amendments and updates to the new standard, including practical expedients to be used during adoption.  The Company adopted the standard in the first quarter of fiscal 2020 under the modified retrospective approach. As a result of the adoption of ASU 2016-02, we changed our accounting policy for leases. See Note 2, Leases and Note 12, New Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details of the impact of this ASU on our financial statements.
Critical Accounting Policies and Estimates
Except for the accounting policies for leases and income taxes that were updated as a result of adopting ASU 2016-02 and ASU 2018-02, respectively, there were no other material changes in the three-month period ended February 1, 2020 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended November 2, 2019. See Note 2, Leases and Note 11, Income Taxes of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q for further information.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the three-month period ended February 1, 2020 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended November 2, 2019.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 1, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 1, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended February 1, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 2, 2019.
Political and economic uncertainty as well as disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.
Continuing political and global macroeconomic uncertainty, including trade disputes between the United States and China, the United Kingdom's withdrawal from the European Union, and uncertainty regarding the stability of global credit and financial markets may lead consumers and businesses to postpone or reduce spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Financial difficulties experienced by our customers could result in nonpayment or payment delays for previously purchased products, thereby increasing our credit risk exposure. Uncertainty regarding the macroeconomic conditions as well as the future stability of the global credit and financial markets could cause the value of the currency in the affected markets to deteriorate, thus reducing the purchasing power of those customers. Significant disruption to global credit and financial markets may also adversely affect our ability to access external financing sources on acceptable terms. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland, the Philippines, Singapore and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Risks associated with our international business operations include the following:
•political, legal and economic changes, crises or instability and civil unrest in markets in which we do business, including potential macroeconomic weakness related to trade disputes between the United States and China, the United Kingdom's withdrawal from the European Union and the implementation of the United States-Mexico-Canada Agreement;
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
•natural disasters or public health emergencies, such as the current coronavirus outbreak;
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
Many of these risks are present within our business operations in China. For example, changes in U.S.-China relations, the political environment or international trade policies and relations could result in further revisions to laws or regulations or their interpretation and enforcement, increased taxation, trade sanctions, the imposition of import or export duties and tariffs, restrictions on imports or exports, currency revaluations, or retaliatory actions, which has had and may continue to have an adverse effect on our business plans and operating results. In addition, our success in the Chinese markets may be adversely affected by China's continuously evolving policies, laws and regulations, including those relating to antitrust, cybersecurity and data protection, the environment, indigenous innovation and the promotion of a domestic semiconductor industry, and intellectual property rights and enforcement and protection of those rights.
At February 1, 2020, our principal source of liquidity was $654.4 million of cash and cash equivalents, of which approximately $280.8 million was held in the United States and the remaining balance was held outside the United States. As we intend to reinvest substantially all of our foreign earnings indefinitely, certain cash held outside the United States may not be available for repatriation as dividends to the United States in the future. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first three months of the fiscal year ending October 31, 2020 was below our U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide, including our current transfer pricing appeal in Ireland; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
Compliance with the Tax Cuts and Jobs Act of 2017 (Tax Legislation) may require the collection of information not regularly produced within the Company, and therefore necessitate the use of estimates in our Condensed Consolidated Financial Statements and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to the Tax Legislation, and as more information is gathered and analyzed, our results may differ from previous estimates and may materially affect our Condensed Consolidated Financial Statements.
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
In connection with our United States government business, we are also subject to government audits and to review and approval of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws, such as the Cybersecurity Maturity Model Certification. In certain circumstances, if we do not comply with the terms of a contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment or other sanction could have an adverse effect on our business.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 3, 2019 through November 30, 2019	172,693	$112.36	169,169	$2,051,923,846
December 1, 2019 through December 28, 2019	250,220	$116.99	247,892	$2,022,928,480
December 29, 2019 through February 1, 2020	486,457	$117.90	432,021	$1,972,048,542
Total	909,370	$116.60	849,082	$1,972,048,542

(a)Includes 60,288 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
(b)The average price paid for shares in connection with vesting of restricted stock units/awards are averages of the closing stock price at the vesting date which is used to calculate the number of shares to be withheld.
(c)Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions in an aggregate amount of up to $8.2 billion. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1†#	Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan.
10.2†#	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan.
10.3†#	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan.
10.4†#	Form of Restricted Stock Unit Agreement for Directors for usage under the Company's 2020 Equity Incentive Plan.
10.5†#	Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Schema Document.**
101.CAL	Inline XBRL Calculation Linkbase Document.**
101.LAB	Inline XBRL Labels Linkbase Document.**
101.PRE	Inline XBRL Presentation Linkbase Document.**
101.DEF	Inline XBRL Definition Linkbase Document.**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed or furnished herewith.
#	Indicates management contract or compensatory plan, contract or agreement.
*	The certification furnished in each of Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates each by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended February 1, 2020 and February 2, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 1, 2020 and February 2, 2019, (iii) Condensed Consolidated Balance Sheets at February 1, 2020 and November 2, 2019, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three months ended February 1, 2020 and February 2, 2019, (v) Condensed Consolidated Statements of Cash Flows for the three months ended February 1, 2020 and February 2, 2019 and (vi) Notes to Condensed Consolidated Financial Statements for the three months ended February 1, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: February 19, 2020	By:	/s/ Vincent Roche
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2020	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)