Form 10-Q
period 2020-05-02
ANALOG DEVICES INC
filed 2020-05-20
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of May 2, 2020 there were 368,424,615 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
Revenue	$1,317,060	$1,526,602	$2,620,625	$3,067,703
Cost of sales	470,386	492,510	925,809	993,955
Gross margin	846,674	1,034,092	1,694,816	2,073,748
Operating expenses:
Research and development	252,413	285,846	509,486	573,228
Selling, marketing, general and administrative	141,775	163,128	341,055	330,470
Amortization of intangibles	107,146	107,261	214,371	214,585
Special charges	1,320	8,162	12,456	29,944
	502,654	564,397	1,077,368	1,148,227
Operating income	344,020	469,695	617,448	925,521
Nonoperating expense (income):
Interest expense	49,985	59,701	98,798	118,429
Interest income	(1,334)	(2,928)	(3,274)	(5,616)
Other, net	308	4,525	646	4,365
	48,959	61,298	96,170	117,178
Income before income taxes	295,061	408,397	521,278	808,343
Provision for income taxes	27,365	40,460	49,708	85,400
Net income	$267,696	$367,937	$471,570	$722,943

Shares used to compute earnings per common share – basic	368,217	369,246	368,229	368,974
Shares used to compute earnings per common share – diluted	371,305	373,342	371,784	372,912

Basic earnings per common share	$0.73	$0.99	$1.28	$1.95
Diluted earnings per common share	$0.72	$0.98	$1.27	$1.93

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
Net income	$267,696	$367,937	$471,570	$722,943
Foreign currency translation adjustments	(6,862)	(3,428)	(7,060)	(112)
Change in fair value of available-for-sale securities	—	5	—	15
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $19,604, $3,802, $25,066 and $10,183, respectively)	(69,386)	(14,912)	(81,411)	(37,850)
Changes in pension plans including transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $157, $63, $317 and $126, respectively)	1,393	335	1,647	366
Other comprehensive loss	(74,855)	(18,000)	(86,824)	(37,581)
Comprehensive income	$192,841	$349,937	$384,746	$685,362

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	May 2, 2020	November 2, 2019
ASSETS
Current Assets
Cash and cash equivalents	$784,937	$648,322
Accounts receivable	588,244	635,136
Inventories	590,268	609,886
Prepaid expenses and other current assets	87,844	91,782
Total current assets	2,051,293	1,985,126
Property, Plant and Equipment, at Cost
Land and buildings	999,063	956,099
Machinery and equipment	2,633,237	2,609,493
Office equipment	84,625	85,490
Leasehold improvements	161,207	160,175
	3,878,132	3,811,257
Less accumulated depreciation and amortization	2,688,800	2,591,268
Net property, plant and equipment	1,189,332	1,219,989
Other Assets
Other investments	76,025	77,324
Goodwill	12,253,670	12,256,880
Intangible assets, net	3,928,902	4,217,224
Deferred tax assets	1,553,902	1,582,382
Other assets	297,814	53,716
Total other assets	18,110,313	18,187,526
	$21,350,938	$21,392,641
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$194,211	$225,270
Income taxes payable	151,691	187,879
Debt, current	448,945	299,667
Accrued liabilities	787,155	795,816
Total current liabilities	1,582,002	1,508,632
Non-current liabilities
Long-term debt	5,142,223	5,192,252
Deferred income taxes	2,000,644	2,088,212
Income taxes payable	597,166	654,420
Other non-current liabilities	438,045	239,937
Total non-current liabilities	8,178,078	8,174,821
Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, 0.16 2/3 par value, 1,200,000,000 shares authorized, 368,424,615 shares outstanding (368,302,369 on November 2, 2019)	61,405	61,385
Capital in excess of par value	4,861,013	4,936,349
Retained earnings	6,945,442	6,899,253
Accumulated other comprehensive loss	(277,002)	(187,799)
Total shareholders’ equity	11,590,858	11,709,188
	$21,350,938	$21,392,641
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended May 2, 2020
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, FEBRUARY 1, 2020	368,220	$61,371	$4,923,947	$6,906,346	$(202,147)
Net income				267,696
Dividends declared and paid - $0.62 per share				(228,600)
Issuance of stock under stock plans and other	1,347	224	14,560
Stock-based compensation expense			35,900
Other comprehensive loss					(74,855)
Common stock repurchased	(1,142)	(190)	(113,394)
BALANCE, MAY 2, 2020	368,425	$61,405	$4,861,013	$6,945,442	$(277,002)

	Six Months Ended May 2, 2020
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, NOVEMBER 2, 2019	368,302	$61,385	$4,936,349	$6,899,253	$(187,799)
Effect of Accounting Standards Update 2018-02				2,379	(2,379)
Net income				471,570
Dividends declared and paid - $1.16 per share				(427,760)
Issuance of stock as charitable contribution	336	56	39,944
Issuance of stock under stock plans and other	1,838	306	30,591
Stock-based compensation expense			73,401
Other comprehensive loss					(86,824)
Common stock repurchased	(2,051)	(342)	(219,272)
BALANCE, MAY 2, 2020	368,425	$61,405	$4,861,013	$6,945,442	$(277,002)

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

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities:
Net income	$471,570	$722,943
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	119,124	117,435
Amortization of intangibles	288,120	284,525
Stock-based compensation expense	73,401	76,622
Non-cash portion of special charge	—	4,367
Deferred income taxes	(35,390)	(21,843)
Non-cash contribution to charitable foundation	40,000	—
Other non-cash activity	3,801	18,429
Changes in operating assets and liabilities	(181,937)	(159,829)
Total adjustments	307,119	319,706
Net cash provided by operating activities	778,689	1,042,649
Cash flows from investing activities:
Additions to property, plant and equipment	(115,000)	(166,202)
Changes in other assets	(1,284)	(4,585)
Net cash used for investing activities	(116,284)	(170,787)
Cash flows from financing activities:
Proceeds from debt	395,646	—
Proceeds from revolver	350,000	75,000
Payments on revolver	(350,000)	(75,000)
Debt repayments	(300,000)	(350,000)
Dividend payments to shareholders	(427,760)	(377,217)
Repurchase of common stock	(219,614)	(328,615)
Proceeds from employee stock plans	30,897	86,907
Changes in other financing activities	(4,451)	(6,144)
Net cash used for financing activities	(525,282)	(975,069)
Effect of exchange rate changes on cash	(508)	217
Net increase (decrease) in cash and cash equivalents	136,615	(102,990)
Cash and cash equivalents at beginning of period	648,322	816,591
Cash and cash equivalents at end of period	$784,937	$713,601

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 2, 2020
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
Note 2 – Leases
In the first quarter of fiscal 2020, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02) using the modified retrospective approach. Results for fiscal 2020 are presented under ASU 2016-02, while prior period consolidated financial statements have not been adjusted and continue to be presented under the accounting standard in effect at that time. See Note 13, New Accounting Pronouncements of these Notes to Condensed Consolidated Financial Statements for further detail on the adoption of this standard, including the initial adoption values.
The Company enters into operating leases which primarily relate to certain facilities. The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. Lease assets represent the Company's right to use underlying assets for the lease term, and lease liabilities represent the obligation to make lease payments over the lease term. At lease commencement, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. The Company has agreements with lease and non-lease components, which are accounted for as a single lease component. Non-lease components may include real estate taxes, insurance, maintenance, parking and other operating costs. If these costs are variable costs they are not included in the measurement of the right-of-use assets and lease liabilities, but are expensed when the event determining the amount of variable consideration to be paid occurs. The Company’s leases have remaining lease terms of less than one year to approximately twenty years, some of which may include options to extend the initial term of the lease. These options are included in determining the initial lease term at lease commencement only if the Company is reasonably certain to exercise the option. Lease costs are recognized on a straight-line basis as lease expense over the lease term. For leases with terms of twelve months or less the Company recognizes the related lease payments as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable.
The following table presents supplemental balance sheet information related to our operating leases:

May 2, 2020
Assets
Operating lease right-of-use assets in Other assets	$243,695
Liabilities
Operating lease liabilities in Accrued liabilities	$36,660
Operating lease liabilities in Other non-current liabilities	$279,566

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Details of the Company's operating leases are as follows:

	Three Months Ended	Six Months Ended
	May 2, 2020	May 2, 2020
Lease expense	$11,445	$22,136
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$11,536	$22,935
Lease assets obtained in exchange for new lease liabilities	$20,895	$25,730
Weighted average remaining lease term	9.3 years	9.3 years
Weighted average discount rate	3.3%	3.3%
The following table presents the maturities of our operating lease liabilities as of May 2, 2020:

Fiscal year	Operating Leases
Remainder of 2020	$23,306
2021	44,536
2022	39,086
2023	35,726
2024	35,124
2025	33,038
Thereafter	158,091
Total future minimum operating lease payments	368,907
Less: imputed interest	(52,681)
Present value of operating lease liabilities	$316,226
As of May 2, 2020, the Company has additional leases for office space and equipment, which have not yet commenced, of approximately $16.6 million. These leases will commence during fiscal 2020, with lease terms of 10 to 25 years.

Note 3 – Stock-Based Compensation and Shareholders' Equity
A summary of the Company’s stock option activity as of May 2, 2020 and changes during the six-month period then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at November 2, 2019	5,183	$65.97
Options granted	359	$94.41
Options exercised	(583)	$52.97
Options forfeited	(63)	$81.86
Options outstanding at May 2, 2020	4,896	$69.37	5.9	$169,549
Options exercisable at May 2, 2020	3,272	$60.59	4.9	$141,272
Options vested or expected to vest at May 2, 2020 (1)	4,770	$68.80	5.8	$167,821
(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
During the six-month periods ended May 2, 2020 and May 4, 2019, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $35.3 million and $99.7 million, respectively.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A summary of the Company’s restricted stock unit/award activity as of May 2, 2020 and changes during the six-month period then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at November 2, 2019	4,396	$87.18
Units/Awards granted	1,375	$86.69
Restrictions lapsed	(1,248)	$85.86
Forfeited	(155)	$87.17
Restricted stock units/awards outstanding at May 2, 2020	4,368	$87.56
As of May 2, 2020, there was $349.4 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units/awards. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair values of awards that vested during the six-month periods ended May 2, 2020 and May 4, 2019 were approximately $113.4 million and $106.4 million, respectively.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Six Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
Cost of sales	$4,356	$5,389	$8,920	$10,473
Research and development	18,400	19,567	36,005	38,492
Selling, marketing, general and administrative	13,144	15,273	28,476	27,657
Total stock-based compensation expense	$35,900	$40,229	$73,401	$76,622

As of May 2, 2020 and November 2, 2019, the Company capitalized $5.9 million and $6.8 million, respectively, of stock-based compensation in Inventories on the Condensed Consolidated Balance Sheets.
Common Stock Repurchases
As of May 2, 2020, the Company had repurchased a total of approximately 156.1 million shares of its common stock for approximately $6.3 billion under the Company's share repurchase program. As of May 2, 2020, an additional $1.9 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Given the current macroeconomic environment, the Company has temporarily suspended common stock repurchases under the authorized program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Company.

Analog Devices Foundation
During the first quarter of fiscal 2020, the Company contributed 335,654 shares of its common stock to the Analog Devices Foundation. As of the date of the charitable contribution the shares had a fair value of approximately $40.0 million. This expense was recorded in Selling, marketing, general and administrative expense in the Condensed Consolidated Statement of Income.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 4 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first six months of fiscal 2020.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
November 2, 2019	$(30,076)	$(118,015)	$(39,708)	$(187,799)
Other comprehensive loss before reclassifications	(7,060)	(109,435)	682	(115,813)
Amounts reclassified out of other comprehensive income (loss)	—	2,958	1,282	4,240
Tax effects	—	25,066	(317)	24,749
Other comprehensive (loss) income	(7,060)	(81,411)	1,647	(86,824)
Effect of Accounting Standards Update 2018-02	—	(2,379)	—	(2,379)
May 2, 2020	$(37,136)	$(201,805)	$(38,061)	$(277,002)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended		Six Months Ended
Comprehensive Income Component	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$160	$478	$80	$1,197	Cost of sales
	488	770	866	1,618	Research and development
	552	956	1,084	1,871	Selling, marketing, general and administrative
Interest rate derivatives	464	464	928	510	Interest expense
	1,664	2,668	2,958	5,196	Total before tax
	(197)	(393)	(567)	(803)	Tax
Effect of Accounting Standards Update 2018-02	—	—	(2,379)	—	Retained earnings
	$1,467	$2,275	$12	$4,393	Net of tax

Amortization of pension components included in the computation of net periodic pension cost
Actuarial losses	634	254	1,282	511
	(157)	(63)	(317)	(126)	Tax
	$477	$191	$965	$385	Net of tax

Total amounts reclassified out of AOCI, net of tax	$1,944	$2,466	$977	$4,778

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

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 5 – Earnings Per Share
The Company utilized the two-class method for calculating earnings per share because certain restricted stock awards granted were participating securities containing non-forfeitable rights to receive dividend equivalents. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of earnings per share allocated to common stock. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
Net Income	$267,696	$367,937	$471,570	$722,943
Less: income allocated to participating securities*	—	908	—	1,932
Net income allocated to common stockholders	$267,696	$367,029	$471,570	$721,011

Basic shares:
Weighted-average shares outstanding	368,217	369,246	368,229	368,974
Earnings per common share basic:	$0.73	$0.99	$1.28	$1.95
Diluted shares:
Weighted-average shares outstanding	368,217	369,246	368,229	368,974
Assumed exercise of common stock equivalents	3,088	4,096	3,555	3,938
Weighted-average common and common equivalent shares	371,305	373,342	371,784	372,912
Earnings per common share diluted:	$0.72	$0.98	$1.27	$1.93
Anti-dilutive shares related to:
Outstanding stock-based awards	681	432	539	1,222
*The amounts in the three-month and six-month periods ended May 2, 2020 are not material.

Note 6 – Special Charges
The following table is a quarterly roll-forward from November 2, 2019 to May 2, 2020 of the employee separation and exit cost accruals established related to existing restructuring actions:

Accrued Restructuring	Closure of Manufacturing Facilities	Reduction of Operating Costs Action	Early Retirement Action	Repositioning Action
Balance at November 2, 2019	$50,401	$940	$4,583	$58,895
First quarter fiscal 2020 special charges	1,982	—	—	9,154
Severance and other payments	(908)	(282)	(189)	(29,597)
Effect of foreign currency on accrual	(30)	—	—	(21)
Balance at February 1, 2020	$51,445	$658	$4,394	$38,431
Second quarter fiscal 2020 special charges	1,320	—	—	—
Severance and other payments	(2,564)	(148)	(179)	(15,025)
Effect of foreign currency on accrual	(17)	—	—	(127)
Balance at May 2, 2020	$50,184	$510	$4,215	$23,279
Current - accrued liabilities	$27,633	$510	$4,215	$23,279
Other non-current liabilities	$22,551	$—	$—	$—
Repositioning Action
The Company recorded special charges of $97.2 million on a cumulative basis through May 2, 2020, as a result of organizational initiatives to reposition the Company's global workforce skill set to align with the Company's long-term strategic plan. Approximately $83.0 million of the total charges was for severance and fringe benefit costs in accordance with either the Company's ongoing benefit plan or statutory requirements for the impacted engineering and selling, marketing, general and administrative (SMG&A) employees. The remaining $14.2 million of the charges were recorded in fiscal 2019 and related to the write-off of acquired intellectual property due to the Company's decision to discontinue certain product development strategies.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Closure of Manufacturing Facilities
The Company recorded special charges of $55.3 million on a cumulative basis through May 2, 2020 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear). The Company plans to close its Hillview wafer fabrication facility located in Milpitas, California and its Singapore test facility in the fiscal year ending October 30, 2021. The Company intends to transfer Hillview wafer fabrication production to its other internal facilities and to external foundries. In addition, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, in addition to its outsourced assembly and test partners. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations, one-time termination benefits for the impacted manufacturing, engineering and SMG&A employees and other exit costs. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits.
Note 7 – Segment Information
The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Company operates and tracks its results in one reportable segment based on the aggregation of nine operating segments, one of which was added in the three-months ended May 2, 2020 as a result of a continued refinement of the Company's organizational structure. Due to the current macroeconomic environment, in the second quarter of fiscal 2020, the Company elected to perform a quantitative goodwill impairment analysis for one of its reporting units. As a result of this analysis, management concluded that the reporting unit’s fair value exceeded its carrying amount as of the May 2, 2020 assessment date and no risk of impairment existed.
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

	Three Months Ended
	May 2, 2020			May 4, 2019
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$710,760	54%	(8)%	$771,359	51%
Communications	276,420	21%	(24)%	363,457	24%
Automotive	182,383	14%	(23)%	236,011	15%
Consumer	147,497	11%	(5)%	155,775	10%
Total revenue	$1,317,060	100%	(14)%	$1,526,602	100%

	Six Months Ended
	May 2, 2020			May 4, 2019
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,395,113	53%	(7)%	$1,503,331	49%
Communications	517,253	20%	(27)%	712,014	23%
Automotive	388,630	15%	(19)%	480,268	16%
Consumer	319,629	12%	(14)%	372,090	12%
Total revenue	$2,620,625	100%	(15)%	$3,067,703	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue by Sales Channel
The following table summarizes revenue by channel. The Company sells its products globally through a direct sales force, third party distributors, independent sales representatives and via its website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and certain commercial customers for which revenue is recorded over time.

	Three Months Ended
	May 2, 2020		May 4, 2019
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$750,388	57%	$871,510	57%
Direct customers	546,051	41%	634,834	42%
Other	20,621	2%	20,258	1%
Total revenue	$1,317,060	100%	$1,526,602	100%

	Six Months Ended
	May 2, 2020		May 4, 2019
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,497,949	57%	$1,700,753	55%
Direct customers	1,077,382	41%	1,330,323	43%
Other	45,294	2%	36,627	1%
Total revenue	$2,620,625	100%	$3,067,703	100%

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of May 2, 2020 and November 2, 2019. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of May 2, 2020 and November 2, 2019, the Company held $193.9 million and $231.4 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	May 2, 2020
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$591,014	$—	$591,014
Other assets:
Deferred compensation investments	47,857	—	47,857
Total assets measured at fair value	$638,871	$—	$638,871
Liabilities
Forward foreign currency exchange contracts (1)	$—	$1,614	$1,614
Interest rate derivatives	—	245,135	245,135
Total liabilities measured at fair value	$—	$246,749	$246,749
(1) The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.

	November 2, 2019
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$416,890	$—	$416,890
Other assets:
Deferred compensation investments	48,302	—	48,302
Total assets measured at fair value	$465,192	$—	$465,192
Liabilities
Interest rate derivatives	$—	$138,798	$138,798
Total liabilities measured at fair value	$—	$138,798	$138,798

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

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The carrying amounts of the term loan approximates fair value. The term loan is classified as a Level 2 measurement according to the fair value hierarchy. The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	May 2, 2020		November 2, 2019
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan, due March 2022	$925,000	$925,000	$925,000	$925,000
2.85% Senior unsecured notes, due March 2020	—	—	300,000	300,872
2.95% Senior unsecured notes, due January 2021	450,000	455,318	450,000	454,634
2.50% Senior unsecured notes, due December 2021	400,000	407,509	400,000	402,591
2.875% Senior unsecured notes, due June 2023	500,000	522,327	500,000	511,190
3.125% Senior unsecured notes, due December 2023	550,000	579,374	550,000	567,159
2.95% Senior unsecured notes, due April 2025	400,000	415,563	—	—
3.90% Senior unsecured notes, due December 2025	850,000	927,760	850,000	914,567
3.50% Senior unsecured notes, due December 2026	900,000	973,598	900,000	940,192
4.50% Senior unsecured notes, due December 2036	250,000	292,461	250,000	270,891
5.30% Senior unsecured notes, due December 2045	400,000	535,502	400,000	491,439
Total debt	$5,625,000	$6,034,412	$5,525,000	$5,778,535

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of May 2, 2020 and November 2, 2019 were $195.1 million and $191.1 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of May 2, 2020 and November 2, 2019 were as follows:

		Fair Value At
	Balance Sheet Location	May 2, 2020	November 2, 2019
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$65
Forward foreign currency exchange contracts	Accrued liabilities	$1,176	$—
As of May 2, 2020 and November 2, 2019, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $14.9 million and $55.3 million, respectively. The fair values of these hedging instruments in the Company’s Condensed Consolidated Balance Sheets were immaterial as of May 2, 2020 and November 2, 2019.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
All the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Condensed Consolidated Balance Sheets on a net basis. As of May 2, 2020 and November 2, 2019, none of the netting arrangements involved collateral.
The following table presents the gross amounts of the Company's forward foreign currency exchange contract derivative assets and liabilities and the net amounts recorded in the Company's Condensed Consolidated Balance Sheets:

	May 2, 2020	November 2, 2019
Gross amount of recognized liabilities	$(3,185)	$(2,828)
Gross amounts of recognized assets offset in the Condensed Consolidated Balance Sheets	1,571	2,828
Net liabilities presented in the Condensed Consolidated Balance Sheets	$(1,614)	$—
As of May 2, 2020 and November 2, 2019, the fair values of the interest rate swap agreement designated as a cash flow hedge were $245.1 million and $138.8 million, respectively, and are included within Accrued liabilities in the Company's Condensed Consolidated Balance Sheets.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of May 2, 2020 and November 2, 2019, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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
The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. The events of default include, among others, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, cross-defaults to certain other indebtedness, insolvency or bankruptcy, customary ERISA defaults or the occurrence of a change of control. The negative covenants include limitations on liens, indebtedness of non-guarantor subsidiaries and mergers and other fundamental changes, among others. The Term Loan Agreement also requires the Company to maintain a consolidated leverage ratio of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) for a trailing twelve-month period of not greater than 3.5 to 1.0, assuming the Company does not undertake any significant acquisitions, mergers, and other fundamental changes. Should such a change occur, the Company may be authorized to increase the covenant back to 4.0 to 1.0.  As of May 2, 2020, the Company was compliant with these covenants.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Senior Notes
On April 8, 2020, in an underwritten public offering, the Company issued its first green bond consisting of $400.0 million aggregate principal amount of 2.95% senior unsecured notes due April 1, 2025 (the 2025 Notes). Interest on the 2025 Notes is payable on April 1 and October 1 of each year, beginning on October 1, 2020. The Company intends to use the net proceeds of $395.6 million from the green bond offering to finance or refinance, in whole or in part, one or more new or existing eligible projects involving renewable energy, energy efficiency, green buildings, sustainable water and wastewater management, pollution prevention and control, clean transportation or eco-efficient and/or circular economy adapted products, production technologies and processes. Debt discount and underwriting fees will be amortized over the life of the debt. At any time prior to March 1, 2025, the Company may, at its option, redeem some or all of the 2025 Notes at a redemption price equal to the greater of 100% of the principal amount of the 2025 Notes being redeemed and the make-whole premium, plus accrued and unpaid interest on the 2025 Notes being redeemed, if any, to but excluding the date of redemption. The 2025 Notes are unsecured and rank equally in right of payment with all of the Company's other existing and future unsecured senior indebtedness. The 2025 Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of May 2, 2020, the Company was in compliance with these covenants.
On March 12, 2020, the Company repaid $300.0 million of principal on its 2.85% senior unsecured notes that were contractually due in March 2020. This obligation has been paid in full and is no longer outstanding.
Revolving Credit Agreement
On June 28, 2019, the Company entered into a second amended and restated revolving credit agreement (Revolving Credit Agreement) with the Company as borrower and Bank of America, N.A. as administrative agent and the other banks identified therein as lenders, which further amended and restated its amended and restated revolving credit agreement dated as of September 23, 2016. The Revolving Credit Agreement provides for a five year unsecured revolving credit facility in an aggregate principal amount of up to $1.25 billion, expiring on June 28, 2024. In March 2020, the Company borrowed $350.0 million under this revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. The Company repaid the $350.0 million plus interest of $0.6 million in April 2020.
The Revolving Credit Agreement contains the customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of May 2, 2020, the Company was in compliance with these covenants.
Note 11 – Inventories
Inventories at May 2, 2020 and November 2, 2019 were as follows:

	May 2, 2020	November 2, 2019
Raw materials	$34,264	$35,447
Work in process	441,580	400,409
Finished goods	114,424	174,030
Total inventories	$590,268	$609,886

Note 12 – Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended May 2, 2020 and May 4, 2019 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income.
The Company has numerous audits ongoing throughout the world including: an Internal Revenue Service income tax audit for Linear’s pre-acquisition fiscal years 2015, 2016 and 2017; various U.S. state and local tax audits; and international audits, including the transfer pricing audit in Ireland discussed below. The Company was also notified by the Internal Revenue Service that the Company was selected for audit of the fiscal year ended November 3, 2018 (fiscal 2018).

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company’s Ireland tax returns prior to the fiscal year ended November 2, 2013 are no longer subject to examination. During the fourth quarter of fiscal 2018, the Company’s Irish tax resident subsidiary received an assessment for the fiscal year ended November 2, 2013 (fiscal 2013) of approximately €43.0 million, or $47.3 million (as of May 2, 2020), from the Irish Revenue Commissioners (Irish Revenue). This assessment excludes any penalties and interest. The assessment claims that the Company’s Irish entity failed to conform to 2010 OECD Transfer Pricing Guidelines. The Company strongly disagrees with the assessment and maintains that its transfer pricing is appropriate. Therefore, the Company has not recorded any additional tax liability related to fiscal 2013 or any other periods. The Company intends to vigorously defend its originally filed tax return position and is currently preparing for an appeal with the Irish Tax Appeals Commission, which is the normal process for the resolution of differences between Irish Revenue and taxpayers. If Irish Revenue were ultimately to prevail with respect to its assessment for fiscal 2013, such assessment and any potential impact related to years subsequent to fiscal 2013 could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods. During fiscal 2019, Irish Revenue commenced transfer pricing audits of the fiscal years ended November 1, 2014; October 31, 2015 (fiscal 2015); October 29, 2016 (fiscal 2016); and October 28, 2017 (fiscal 2017); however, the Company received confirmation from Irish Revenue that the audit relating to the period ended November 1, 2014 was complete and that no further tax assessment arose in respect of that period. The audits related to fiscal 2015, fiscal 2016 and fiscal 2017 are on-going.
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
Note 13 – New Accounting Pronouncements
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
Upon adoption on November 3, 2019, the Company recorded operating lease liabilities of $301.4 million and operating lease assets for its leases of $233.2 million. The operating lease assets are net of liabilities of $68.2 million for deferred rent and unamortized landlord construction allowances that were previously recorded in Accrued liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. Operating lease right-of-use assets are presented within Other assets and corresponding liabilities are presented within Accrued liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. There was no material impact to the Condensed Consolidated Statements of Income or

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Condensed Consolidated Statements of Cash Flows. Please refer to Note 2, Leases for information regarding the Company's lease portfolio as of May 2, 2020.
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows stranded tax effects resulting from changes to tax legislation to be reclassified from accumulated other comprehensive income (AOCI) to retained earnings. The Company adopted this ASU during the first quarter of fiscal 2020 and therefore applied the ASU in the period of adoption using the specific identification approach. As a result, the Company reclassified approximately $2.4 million from AOCI into retained earnings. The Company does not expect to record any additional reclassification adjustments in subsequent periods barring further regulatory changes. Please refer to Note 12, Income Taxes for additional information regarding the Company's accounting policy for releasing stranded income tax effects from AOCI.
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
Note 14 – Subsequent Events
On May 19, 2020, the Board of Directors of the Company declared a cash dividend of $0.62 per outstanding share of common stock. The dividend will be paid on June 9, 2020 to all shareholders of record at the close of business on May 29, 2020 and is expected to total approximately $228.4 million.

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
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future liquidity, capital needs and capital expenditures; the impact of the COVID-19 pandemic on our business, financial condition and results of operations; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of changes in or the application of new or revised tax laws; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are inherently subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Impact of COVID-19 on our Business
The pandemic caused by the novel strain of the coronavirus (“COVID-19”) has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and likely will continue to impact our workforce and operations, the operations of our customers and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States, the Philippines, Ireland, Singapore, Malaysia, China and India. Each of these countries has been affected by the outbreak and taken measures to try to contain it, resulting in disruptions at some of our manufacturing operations and facilities. In recent weeks, our manufacturing operations and supply chain have generally stabilized at normal levels, but that could change in the future given that the COVID-19 situation remains dynamic.
The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, modifying employee work locations and cancelling physical participation in meetings, events and conferences) and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and shareholders.
While we are confident that our strategy and long-term contingency planning have positioned us well to weather the current uncertainty, we cannot at this time fully quantify or forecast the impact of COVID-19 on our business. The degree to which COVID-19 impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain, and we cannot provide assurance as to the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.

Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change
Revenue	$1,317,060	$1,526,602	$(209,542)	(14)%
Gross margin %	64.3%	67.7%
Net income	$267,696	$367,937	$(100,241)	(27)%
Net income as a % of revenue	20.3%	24.1%
Diluted EPS	$0.72	$0.98	$(0.26)	(27)%

	Six Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change
Revenue	$2,620,625	$3,067,703	$(447,078)	(15)%
Gross margin %	64.7%	67.6%
Net income	$471,570	$722,943	$(251,373)	(35)%
Net income as a % of revenue	18.0%	23.6%
Diluted EPS	$1.27	$1.93	$(0.66)	(34)%
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

	Three Months Ended
	May 2, 2020			May 4, 2019
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$710,760	54%	(8)%	$771,359	51%
Communications	276,420	21%	(24)%	363,457	24%
Automotive	182,383	14%	(23)%	236,011	15%
Consumer	147,497	11%	(5)%	155,775	10%
Total revenue	$1,317,060	100%	(14)%	$1,526,602	100%

	Six Months Ended
	May 2, 2020			May 4, 2019
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,395,113	53%	(7)%	$1,503,331	49%
Communications	517,253	20%	(27)%	712,014	23%
Automotive	388,630	15%	(19)%	480,268	16%
Consumer	319,629	12%	(14)%	372,090	12%
Total revenue	$2,620,625	100%	(15)%	$3,067,703	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue decreased across all end markets in the three- and six- month periods ended May 2, 2020, as compared to the same periods of the prior fiscal year, primarily as a result of a broad-based decrease in demand for our products and by supply constraints attributable to COVID-19 related slowdowns in March and April. The revenue decreases in the Automotive end market were more pronounced as this market was impacted by lower vehicle sales and a global slowdown in production as many of our customers were required to suspend their operations in response to shelter in place orders from governments around the world. The revenue decreases in the Communications end market were also more pronounced as the revenue in this end market in our prior year periods benefited from a significant ramp up as this market moved through infrastructure deployment cycles. The percentage decline in our Industrial end market was less than the overall percentage decline as the broad-based weakness across many applications was offset by growth in the memory test and energy portions of this market.
Revenue by Sales Channel
The following table summarizes revenue by sales channel. We sell our products globally through a direct sales force, third party distributors, independent sales representatives and via our website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and certain commercial customers for which revenue is recorded over time.

	Three Months Ended
	May 2, 2020		May 4, 2019
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$750,388	57%	$871,510	57%
Direct customers	546,051	41%	634,834	42%
Other	20,621	2%	20,258	1%
Total revenue	$1,317,060	100%	$1,526,602	100%

	Six Months Ended
	May 2, 2020		May 4, 2019
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	1,497,949	57%	1,700,753	55%
Direct customers	1,077,382	41%	1,330,323	43%
Other	45,294	2%	36,627	1%
Total revenue	$2,620,625	100%	$3,067,703	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented.
Gross Margin

	Three Months Ended				Six Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change	May 2, 2020	May 4, 2019	$ Change	% Change
Gross margin	$846,674	$1,034,092	$(187,418)	(18)%	$1,694,816	$2,073,748	$(378,932)	(18)%
Gross margin %	64.3%	67.7%			64.7%	67.6%
Gross margin percentage decreased by 340 and 290 basis points in the three- and six-month periods ended May 2, 2020, respectively, as compared to the same periods of the prior fiscal year, primarily as a result of lower utilization of our factories due to decreased customer demand as well as temporary shutdowns at some of our manufacturing locations in response to the COVID-19 pandemic.
Research and Development (R&D)

	Three Months Ended				Six Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change	May 2, 2020	May 4, 2019	$ Change	% Change
R&D expenses	$252,413	$285,846	$(33,433)	(12)%	$509,486	$573,228	$(63,742)	(11)%
R&D expenses as a % of revenue	19.2%	18.7%			19.4%	18.7%

R&D expenses decreased in the three- and six-month periods ended May 2, 2020, as compared to the same periods of the prior fiscal year, primarily as a result of lower variable compensation expense, lower discretionary spending partially in response to uncertainty associated with the COVID-19 pandemic and lower R&D employee-related salary and benefit expenses.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change	May 2, 2020	May 4, 2019	$ Change	% Change
SMG&A expenses	$141,775	$163,128	$(21,353)	(13)%	$341,055	$330,470	$10,585	3%
SMG&A expenses as a % of revenue	10.8%	10.7%			13.0%	10.8%
SMG&A expenses decreased in the three-month period ended May 2, 2020, as compared to the same period of the prior fiscal year, primarily as a result of lower variable compensation expense, lower discretionary spending in response to uncertainty associated with the COVID-19 pandemic and lower SMG&A employee-related salary and benefit expenses.
SMG&A expenses increased in the six-month period ended May 2, 2020, as compared to the same period of the prior fiscal year, primarily as a result of a $40.0 million charitable contribution to the Analog Devices Foundation made in the first quarter of fiscal 2020, partially offset by lower variable compensation expense, lower discretionary spending in response to uncertainty associated with the COVID-19 pandemic and lower SMG&A employee-related salary and benefit expenses.
Special Charges
We monitor global macroeconomic conditions on an ongoing basis and continue to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years.
Repositioning Action: We recorded special charges of approximately $97.2 million on a cumulative basis through May 2, 2020 as a result of organizational initiatives to reposition our global workforce skill set to align with our long-term strategic plan, of which $9.2 million was recorded in the first quarter of fiscal 2020. Once fully implemented, the repositioning actions are expected to result in net annualized cash savings of approximately $48.0 million.
Closure of Manufacturing Facilities: We recorded special charges of $55.3 million on a cumulative basis through May 2, 2020 as a result of our decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear), of which $2.0 million was recorded in the first quarter of fiscal 2020 and $1.3 million was recorded in the second quarter of fiscal 2020. Once fully implemented, we expect that these actions will result in estimated annual salary, variable compensation and employee benefit savings of approximately $60.0 million.
See Note 6, Special Charges, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q for further information.
Operating Income

	Three Months Ended				Six Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change	May 2, 2020	May 4, 2019	$ Change	% Change
Operating income	$344,020	$469,695	$(125,675)	(27)%	$617,448	$925,521	$(308,073)	(33)%
Operating income as a % of revenue	26.1%	30.8%			23.6%	30.2%
The year-over-year decrease in operating income in the three-month period ended May 2, 2020 was primarily the result of a $187.4 million decrease in gross margin, partially offset by a $33.4 million decrease in R&D expenses, a $21.4 million decrease in SMG&A expenses and a $6.8 million decrease in special charges, as described above under the headings Gross Margin, Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A) and Special Charges.

The year-over-year decrease in operating income in the six-month period ended May 2, 2020 was primarily the result of a $378.9 million decrease in gross margin and a $10.6 million increase in SMG&A expenses, partially offset by a $63.7 million decrease in R&D expenses and a $17.5 million decrease in special charges, as described above under the headings Gross Margin, Research and Development (R&D), Special Charges and Selling, Marketing, General and Administrative (SMG&A).
Nonoperating Expense (Income)

	Three Months Ended			Six Months Ended
	May 2, 2020	May 4, 2019	$ Change	May 2, 2020	May 4, 2019	$ Change
Total nonoperating expense (income)	$48,959	$61,298	$(12,339)	$96,170	$117,178	$(21,008)
The year-over-year decrease in nonoperating expense in the three- and six-month periods ended May 2, 2020 was primarily the result of a decrease in interest expense and other, net expenses.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 2, 2020	May 4, 2019	$ Change	May 2, 2020	May 4, 2019	$ Change
Provision for income taxes	$27,365	$40,460	$(13,095)	$49,708	$85,400	$(35,692)
Effective income tax rate	9.3%	9.9%		9.5%	10.6%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The effective tax rates for the three- and six-month periods ended May 2, 2020 and May 4, 2019 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income and as a result of the foreign derived intangible income deduction (FDII), partially offset by the global intangible low-tax income (GILTI) tax. The effective tax rate decreased in the three- and six-month periods ended May 2, 2020, as compared to the same period of the prior fiscal year, primarily as a result of a change in the mix of the foreign jurisdictions where we earn income. Additionally, the tax rate for the six-month period ended May 4, 2019 included the effects of recording deferred tax benefits relating to a one-time set up of our GILTI deferred method election of $5.1 million along with the completion of our accounting for the income tax effects of the Tax Cuts and Jobs Act legislation, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 for the transition tax which yielded a $7.5 million tax benefit.
Non-U.S. jurisdictions accounted for a significant portion of our total revenue and pre-tax income for the three- and six-month periods ended May 2, 2020 and May 4, 2019. For the three- and six-month periods ended May 2, 2020, this pretax income was primarily generated in Ireland at a tax rate of 12.5%. For the three- and six-month periods ended May 4, 2019, this pretax income was primarily generated in Ireland and Singapore, at tax rates ranging from 12.5% to 17% in these jurisdictions.
See Note 12, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended				Six Months Ended
	May 2, 2020	May 4, 2019	$ Change	% Change	May 2, 2020	May 4, 2019	$ Change	% Change
Net Income	$267,696	$367,937	$(100,241)	(27)%	$471,570	$722,943	$(251,373)	(35%)
Net Income as a % of revenue	20.3%	24.1%			18.0%	23.6%
Diluted EPS	$0.72	$0.98			$1.27	$1.93
Net income decreased in the three-month period ended May 2, 2020, as compared to the same period of the prior fiscal year, as a result of a $125.7 million decrease in operating income, partially offset by a $13.1 million decrease in provision for income taxes and a $12.3 million decrease in nonoperating expense.
Net income decreased in the six-month period ended May 2, 2020, as compared to the same period of the prior fiscal year, as a result of a $308.1 million decrease in operating income, partially offset by a $35.7 million decrease in provision for income taxes and a $21.0 million decrease in nonoperating expense.

Liquidity and Capital Resources
At May 2, 2020, our principal source of liquidity was $784.9 million of cash and cash equivalents, of which approximately $76.1 million was held in the United States. The balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or the results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Six Months Ended
	May 2, 2020	May 4, 2019
Net cash provided by operating activities	$778,689	$1,042,649
Net cash provided by operations as a % of revenue	29.7%	34.0%
Net cash used for investing activities	$(116,284)	$(170,787)
Net cash used for financing activities	$(525,282)	$(975,069)
The following changes contributed to the net change in cash and cash equivalents in the six-month period ended May 2, 2020 as compared to the same period in fiscal 2019.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The decrease in cash provided by operating activities during the six-month period ended May 2, 2020, as compared to the same period of the prior fiscal year, was primarily the result of lower net income adjusted for non-cash items, including a $40.0 million non-cash charitable contribution to the Analog Devices Foundation made in the first quarter of fiscal 2020 and a decrease from changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The decrease in cash used for investing activities during the six-month period ended May 2, 2020, as compared to the same period of the prior fiscal year, was primarily the result of a decrease in cash used for capital expenditures.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The decrease in cash used related to financing activities during the six-month period ended May 2, 2020, as compared to the same period of the prior fiscal year, was primarily the result of a $350.0 million debt repayment in the six-month period ended May 4, 2019 and a $109.0 million decrease in common stock repurchases in the six-month period ended May 2, 2020 as compared to the same period of the prior fiscal year. We also had a net increase of $95.6 million of debt in the six-month period ended May 2, 2020 as compared to the same period in fiscal 2019,
Working Capital

	May 2, 2020	November 2, 2019	$ Change	% Change
Accounts receivable	$588,244	$635,136	$(46,892)	(7)%
Days sales outstanding*	41	39
Inventory	$590,268	$609,886	$(19,618)	(3)%
Days cost of sales in inventory*	114	110
* We use the average of the current quarter and prior quarter ending accounts receivable and ending inventory balances in our calculation of days sales outstanding and days cost of sales in inventory, respectively.

The decrease in accounts receivable in dollars was primarily the result of the decrease in revenue in the three-month period ended May 2, 2020 as compared to the three-month period ended November 2, 2019 and normal variations in the timing of collections and billings.
Inventory in dollars decreased, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities increased to approximately $1.6 billion at May 2, 2020 from approximately $1.5 billion at the end of fiscal 2019. The increase was primarily due to an increase in the current portion of our debt, partially offset by decreases in income taxes payable and accounts payable.
Debt
As of May 2, 2020, our debt obligations consisted of the following:

Principal Amount Outstanding
3-Year term loan, due March 2022	$925,000
2.95% Senior unsecured notes, due January 2021	450,000
2.50% Senior unsecured notes, due December 2021	400,000
2.875% Senior unsecured notes, due June 2023	500,000
3.125% Senior unsecured notes, due December 2023	550,000
2.95% Senior unsecured notes, due April 2025	400,000
3.90% Senior unsecured notes, due December 2025	850,000
3.50% Senior unsecured notes, due December 2026	900,000
4.50% Senior unsecured notes, due December 2036	250,000
5.30% Senior unsecured notes, due December 2045	400,000
Total debt	$5,625,000
In March 2020, we repaid the 2.85% senior unsecured notes that were due March 2020 and in April 2020, we issued the 2.95% senior unsecured notes due April 2025. The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of May 2, 2020, we were in compliance with these covenants.
Revolving Credit Facility
Our Second Amended and Restated Revolving Credit Agreement, dated as of June 28, 2019, with Bank of America N.A. as administrative agent and other banks identified therein as lenders (Revolving Credit Agreement) provides for a five-year unsecured revolving credit facility in an aggregate principal amount of up to $1.25 billion, expiring on June 28, 2024. In March 2020, we borrowed $350.0 million under this revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. We repaid the $350.0 million plus interest of $0.6 million in April 2020. We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of May 2, 2020, we were in compliance with these covenants.
Stock Repurchase Program
In the aggregate, our Board of Directors has authorized us to repurchase $8.2 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of May 2, 2020, an additional $1.9 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Given the current macroeconomic environment, we have temporarily suspended common stock repurchases under our authorized program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.

Capital Expenditures
Net additions to property, plant and equipment were $115.0 million in the first six months of fiscal 2020 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2020 to be below 4% of fiscal 2020 revenue. We expect these capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Analog Devices Foundation
During the first quarter of fiscal 2020, we contributed 335,654 shares of our common stock to the Analog Devices Foundation. As of the date of the contribution, the shares had a fair value of approximately $40.0 million. This expense was recorded in SMG&A in the Condensed Consolidated Statement of Income.
Dividends
On May 19, 2020, our Board of Directors declared a cash dividend of $0.62 per outstanding share of common stock. The dividend will be paid on June 9, 2020 to all shareholders of record at the close of business on May 29, 2020 and is expected to total approximately $228.4 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board and will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Board.
Contractual Obligations
In the second quarter of fiscal 2020, we issued a green bond consisting of $400.0 million aggregate principal amount of 2.95% senior unsecured notes due April 1, 2025 with semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing October 1, 2020. In addition, during the same period, we repaid $300.0 million of principal on our 3-year 2.85% senior unsecured notes that were contractually due in March 2020. For additional information, see Note 10, Debt, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There have not been any other material changes during the six-month period ended May 2, 2020 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2019.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 13, New Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our historical financial condition and results of operations.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The FASB has issued amendments and updates to the new standard, including practical expedients to be used during adoption.  The Company adopted the standard in the first quarter of fiscal 2020 under the modified retrospective approach. As a result of the adoption of ASU 2016-02, we changed our accounting policy for leases. See Note 2, Leases and Note 13, New Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details of the impact of this ASU on our financial statements.
Critical Accounting Policies and Estimates
Except for the accounting policies for leases and income taxes that were updated as a result of adopting ASU 2016-02 and ASU 2018-02, respectively, there were no other material changes in the six-month period ended May 2, 2020 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended November 2, 2019. See Note 2, Leases and Note 12, Income Taxes of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q for further information.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the six-month period ended May 2, 2020 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended November 2, 2019.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 2, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 2, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 2, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The extent to which the novel strain of the coronavirus (COVID-19) pandemic will adversely affect our business, financial condition and results of operations is uncertain.
The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have adversely impacted and is expected to further adversely impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States, the Philippines, Ireland, Singapore, Malaysia, China, and India, and each of these countries has been affected by the outbreak and taken measures to try to contain it, resulting in disruptions at some of our manufacturing operations and facilities. There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers. Increased restrictions on or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, would limit our capacity to meet customer demand and have a material adverse effect on our business, financial condition and results of operations.
The spread of COVID-19 has caused us to modify our business practices, including restricting employee travel, modifying employee work locations, and canceling physical participation in meetings, events and conferences, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. For example, many of our employees are temporarily working remotely, which may impact our business operations or customer relationships. Such actions may result in further disruptions to our supply chain, manufacturing operations and facilities, and workforce. We cannot provide assurance that such measures will be sufficient to mitigate the risks posed by COVID-19, and our ability to perform critical functions could be harmed.
The COVID-19 outbreak has significantly increased economic and demand uncertainty and has caused an economic slowdown that is likely to continue and result in a global recession. The spread of COVID-19 has led to disruption and volatility in the global capital markets, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could cause further disruption in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition and results of operations.
We cannot at this time fully quantify or forecast the impact of COVID-19 on our business. The degree to which COVID-19 impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain, including the scope and duration of the outbreak, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.
Political and economic uncertainty as well as disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.
Continuing political and global macroeconomic uncertainty, including related to the COVID-19 pandemic, trade disputes between the United States and China, and the United Kingdom's withdrawal from the European Union, and uncertainty regarding the stability of global credit and financial markets may lead consumers and businesses to postpone or reduce spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Financial difficulties experienced by our customers could result in nonpayment or payment delays for previously purchased products, thereby increasing our credit risk exposure. Uncertainty regarding the macroeconomic conditions as well as the future stability of the global credit and financial markets could cause the value of the currency in the affected markets to deteriorate, thus reducing the purchasing power of those customers. Significant disruption to global credit and financial markets may also adversely affect our ability to access external financing sources on acceptable terms. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
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
•natural disasters or public health emergencies, such as the current COVID-19 outbreak;
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
The Company carries outside basis differences in certain of its subsidiaries, primarily arising from acquisition accounting adjustments and undistributed earnings that are considered indefinitely reinvested. We intend to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate these earnings to fund our U.S. cash requirements. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may materially fluctuate.
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may be materially affected by a number of factors, including:
•the extent of the impact and the duration of the COVID-19 pandemic;
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first three and six months of the fiscal year ending October 31, 2020 was below our U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide, including our current transfer pricing appeal in Ireland; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as Internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, employee malfeasance, user errors, catastrophes or other unforeseen events. Due to the COVID-19 outbreak, many of our employees are temporarily working remotely, which may pose additional data security risks. We also rely upon external cloud providers for certain infrastructure activities. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. We may also be subject to security breaches of our information technology systems and certain of our products caused by viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties or our employees or contractors. Our security measures or those of our third party service providers may not detect or prevent security breaches, defects, bugs or errors. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases where doing so is necessary to conduct our business. While we employ confidentiality agreements to protect such information, those third parties may nonetheless also be subject to security breaches or otherwise compromise the protection of such information. Security breaches of our information technology systems or those of our partners could result in the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us or to our employees, partners, customers, suppliers, or other third parties which could result in our suffering significant financial or reputational damage.
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
In addition to leveraging an outsourcing model for manufacturing operations, we also rely on our internal manufacturing operations located in the United States, Ireland, the Philippines, Singapore and Malaysia. A prolonged disruption at, or inability to utilize, one or more of our manufacturing facilities, loss of raw materials or damage to our manufacturing equipment for any reason, including due to the COVID-19 pandemic, natural or man-made disasters, civil unrest or other events outside of our control, such as widespread outbreaks of illness or the failure to maintain our labor force at one or more of these facilities, may disrupt our operations, delay production, shipments and revenue and result in us being unable to timely satisfy customer demand. As a result, we could forgo revenue opportunities, potentially lose market share and damage our customer relationships, all of which could materially and adversely affect our business, financial condition and results of operations.
If we are unable to generate sufficient cash flow, we may not be able to service our debt obligations, including making payments on our outstanding indebtedness.
Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. For example, the disruption to economic activity resulting from the COVID-19 outbreak has had, and is likely to continue to have, adverse effects on our supply chain, manufacturing operations and facilities, and workforce. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:
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
•the extent of the impact and the duration of the COVID-19 outbreak;
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2, 2020 through February 29, 2020	212,956	$115.34	208,151	$1,948,052,802
March 1, 2020 through March 28, 2020	811,508	$96.14	575,327	$1,893,079,550
March 29, 2020 through May 2, 2020	117,943	$93.27	—	$1,893,079,550
Total	1,142,407	$99.43	783,478	$1,893,079,550

(a)Includes 358,929 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
4.1
Supplemental Indenture, dated April 8, 2020, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-07819) as filed with the Commission on April 8, 2020 and incorporated herein by reference.

10.1
Analog Devices, Inc. 2020 Equity Incentive Plan, included as Appendix B to the Company's definitive proxy statement on Schedule 14A (File No. 001-07819) as filed with the Commission on January 24, 2020 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended May 2, 2020 and May 4, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 2, 2020 and May 4, 2019, (iii) Condensed Consolidated Balance Sheets at May 2, 2020 and November 2, 2019, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended May 2, 2020 and May 4, 2019, (v) Condensed Consolidated Statements of Cash Flows for the six months ended May 2, 2020 and May 4, 2019 and (vi) Notes to Condensed Consolidated Financial Statements for the three and six months ended May 2, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: May 20, 2020	By:	/s/ Vincent Roche
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2020	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)