Form 10-Q
period 2020-08-01
ANALOG DEVICES INC
filed 2020-08-19
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of August 1, 2020 there were 369,166,257 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Revenue	$1,456,136	$1,480,143	$4,076,761	$4,547,846
Cost of sales	483,558	482,332	1,409,367	1,476,287
Gross margin	972,578	997,811	2,667,394	3,071,559
Operating expenses:
Research and development	260,794	280,102	770,280	853,330
Selling, marketing, general and administrative	153,753	162,825	494,808	493,295
Amortization of intangibles	107,077	107,231	321,448	321,816
Special charges	31,830	927	44,286	30,871
	553,454	551,085	1,630,822	1,699,312
Operating income	419,124	446,726	1,036,572	1,372,247
Nonoperating expense (income):
Interest expense	45,914	59,871	144,712	178,300
Interest income	(504)	(2,625)	(3,778)	(8,241)
Other, net	685	(78)	1,331	4,287
	46,095	57,168	142,265	174,346
Income before income taxes	373,029	389,558	894,307	1,197,901
Provision for income taxes	10,364	27,184	60,072	112,584
Net income	$362,665	$362,374	$834,235	$1,085,317

Shares used to compute earnings per common share – basic	368,791	369,533	368,417	369,160
Shares used to compute earnings per common share – diluted	372,003	373,077	371,857	372,967

Basic earnings per common share	$0.98	$0.98	$2.26	$2.93
Diluted earnings per common share	$0.97	$0.97	$2.24	$2.90

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income	$362,665	$362,374	$834,235	$1,085,317
Foreign currency translation adjustments	7,257	(4,021)	197	(4,133)
Change in fair value of available-for-sale securities	—	(5)	—	10
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $1,437, $14,574, $26,503 and $24,757, respectively)	(1,605)	(54,811)	(83,016)	(92,661)
Changes in pension plans including transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $168, $60, $485 and $186, respectively)	(1,579)	1,185	68	1,551
Other comprehensive income (loss)	4,073	(57,652)	(82,751)	(95,233)
Comprehensive income	$366,738	$304,722	$751,484	$990,084

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	August 1, 2020	November 2, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,090,264	$648,322
Accounts receivable	681,728	635,136
Inventories	612,646	609,886
Prepaid expenses and other current assets	100,599	91,782
Total current assets	2,485,237	1,985,126
Property, Plant and Equipment, at Cost
Land and buildings	968,527	956,099
Machinery and equipment	2,642,254	2,609,493
Office equipment	84,887	85,490
Leasehold improvements	157,196	160,175
	3,852,864	3,811,257
Less accumulated depreciation and amortization	2,718,628	2,591,268
Net property, plant and equipment	1,134,236	1,219,989
Other Assets
Other investments	82,953	77,324
Goodwill	12,273,799	12,256,880
Intangible assets, net	3,796,932	4,217,224
Deferred tax assets	1,522,772	1,582,382
Other assets	303,639	53,716
Total other assets	17,980,095	18,187,526
	$21,599,568	$21,392,641
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$215,894	$225,270
Income taxes payable	149,376	187,879
Debt, current	449,324	299,667
Accrued liabilities	873,182	795,816
Total current liabilities	1,687,776	1,508,632
Non-current liabilities
Long-term debt	5,143,653	5,192,252
Deferred income taxes	1,961,009	2,088,212
Income taxes payable	591,509	654,420
Other non-current liabilities	438,061	239,937
Total non-current liabilities	8,134,232	8,174,821
Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, 0.16 2/3 par value, 1,200,000,000 shares authorized, 369,166,257 shares outstanding (368,302,369 on November 2, 2019)	61,529	61,385
Capital in excess of par value	4,909,651	4,936,349
Retained earnings	7,079,309	6,899,253
Accumulated other comprehensive loss	(272,929)	(187,799)
Total shareholders’ equity	11,777,560	11,709,188
	$21,599,568	$21,392,641
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended August 1, 2020
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, MAY 2, 2020	368,425	$61,405	$4,861,013	$6,945,442	$(277,002)
Net income				362,665
Dividends declared and paid - $0.62 per share				(228,798)
Issuance of stock under stock plans and other	892	149	26,704
Stock-based compensation expense			39,560
Other comprehensive income					4,073
Common stock repurchased	(151)	(25)	(17,626)
BALANCE, AUGUST 1, 2020	369,166	$61,529	$4,909,651	$7,079,309	$(272,929)

	Nine Months Ended August 1, 2020
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, NOVEMBER 2, 2019	368,302	$61,385	$4,936,349	$6,899,253	$(187,799)
Effect of Accounting Standards Update 2018-02				2,379	(2,379)
Net income				834,235
Dividends declared and paid - $1.78 per share				(656,558)
Issuance of stock as charitable contribution	336	56	39,944
Issuance of stock under stock plans and other	2,730	455	57,295
Stock-based compensation expense			112,961
Other comprehensive loss					(82,751)
Common stock repurchased	(2,202)	(367)	(236,898)
BALANCE, AUGUST 1, 2020	369,166	$61,529	$4,909,651	$7,079,309	$(272,929)

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

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	August 1, 2020	August 3, 2019
Cash flows from operating activities:
Net income	$834,235	$1,085,317
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	176,722	179,041
Amortization of intangibles	431,985	427,046
Stock-based compensation expense	112,961	112,720
Non-cash portion of special charge	—	4,367
Deferred income taxes	(42,802)	(55,444)
Non-cash contribution to charitable foundation	40,000	—
Other non-cash activity	5,675	26,701
Changes in operating assets and liabilities	(222,887)	(184,552)
Total adjustments	501,654	509,879
Net cash provided by operating activities	1,335,889	1,595,196
Cash flows from investing activities:
Additions to property, plant and equipment	(135,804)	(224,297)
Payments for acquisitions, net of cash acquired	(12,763)	—
Changes in other assets	(1,214)	(5,132)
Net cash used for investing activities	(149,781)	(229,429)
Cash flows from financing activities:
Proceeds from debt	395,646	1,250,000
Early termination of debt	—	(1,250,000)
Proceeds from revolver	350,000	75,000
Payments on revolver	(350,000)	(75,000)
Debt repayments	(300,000)	(650,000)
Dividend payments to shareholders	(656,558)	(577,285)
Repurchase of common stock	(237,265)	(440,616)
Proceeds from employee stock plans	57,750	106,135
Changes in other financing activities	(4,015)	(7,918)
Net cash used for financing activities	(744,442)	(1,569,684)
Effect of exchange rate changes on cash	276	(510)
Net increase (decrease) in cash and cash equivalents	441,942	(204,427)
Cash and cash equivalents at beginning of period	648,322	816,591
Cash and cash equivalents at end of period	$1,090,264	$612,164

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 1, 2020
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
Proposed acquisition of Maxim Integrated Products, Inc.
On July 12, 2020, the Company entered into a definitive agreement (the Merger Agreement) to acquire Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. See Note 15, Acquisitions, for additional information.
Note 2 – Leases
In the first quarter of fiscal 2020, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02) using the modified retrospective approach. Results for fiscal 2020 are presented under ASU 2016-02, while prior period consolidated financial statements have not been adjusted and continue to be presented under the accounting standard in effect at that time. See Note 14, New Accounting Pronouncements of these Notes to Condensed Consolidated Financial Statements for further detail on the adoption of this standard, including the initial adoption values.
The Company enters into operating leases which primarily relate to certain facilities. The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. Lease assets represent the Company's right to use underlying assets for the lease term, and lease liabilities represent the obligation to make lease payments over the lease term. At lease commencement, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. The Company has agreements with lease and non-lease components, which are accounted for as a single lease component. Non-lease components may include real estate taxes, insurance, maintenance, parking and other operating costs. If these costs are variable costs they are not included in the measurement of the right-of-use assets and lease liabilities, but are expensed when the event determining the amount of variable consideration to be paid occurs. The Company’s leases have remaining lease terms of less than one year to approximately twenty-five years, some of which may include options to extend the initial term of the lease. These options are included in determining the initial lease term at lease commencement only if the Company is reasonably certain to exercise the option. Lease costs are recognized on a straight-line basis as lease expense over the lease term. For leases with terms of twelve months or less the Company recognizes the related lease payments as expense either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable.
The following table presents supplemental balance sheet information related to the Company's operating leases:

August 1, 2020
Assets
Operating lease right-of-use assets in Other assets	$247,352
Liabilities
Operating lease liabilities in Accrued liabilities	$37,386
Operating lease liabilities in Other non-current liabilities	$282,143

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Details of the Company's operating leases are as follows:

	Three Months Ended	Nine Months Ended
	August 1, 2020	August 1, 2020
Lease expense	$11,728	$33,864
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$12,159	$35,094
Lease assets obtained in exchange for new lease liabilities	$11,158	$36,888
Weighted average remaining lease term	9.4 years	9.4 years
Weighted average discount rate	3.2%	3.2%
The following table presents the maturities of the Company's operating lease liabilities as of August 1, 2020:

Fiscal year	Operating Leases
Remainder of 2020	$11,778
2021	46,347
2022	40,463
2023	37,053
2024	36,429
2025	34,148
Thereafter	166,800
Total future minimum operating lease payments	373,018
Less: imputed interest	(53,489)
Present value of operating lease liabilities	$319,529
As of August 1, 2020, the Company has an additional lease for office space, which has not yet commenced, of approximately $9.1 million. This lease will commence in fiscal 2020, with a lease term of 10 years.

Note 3 – Stock-Based Compensation and Shareholders' Equity
A summary of the Company’s stock option activity as of August 1, 2020 and changes during the nine-month period then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at November 2, 2019	5,183	$65.97
Options granted	359	$94.41
Options exercised	(1,032)	$55.96
Options forfeited	(97)	$84.27
Options outstanding at August 1, 2020	4,413	$70.18	5.73	$197,106
Options exercisable at August 1, 2020	2,845	$60.81	4.66	$153,749
Options vested or expected to vest at August 1, 2020 (1)	4,309	$69.67	5.67	$194,685
(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
During the nine-month periods ended August 1, 2020 and August 3, 2019, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $61.7 million and $120.7 million, respectively.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A summary of the Company’s restricted stock unit/award activity as of August 1, 2020 and changes during the nine-month period then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at November 2, 2019	4,396	$87.18
Units/Awards granted	1,390	$92.00
Restrictions lapsed	(1,691)	$86.51
Forfeited	(196)	$88.86
Restricted stock units/awards outstanding at August 1, 2020	3,899	$89.65
As of August 1, 2020, there was $316.0 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units/awards. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair values of awards that vested during the nine-month periods ended August 1, 2020 and August 3, 2019 were approximately $157.9 million and $131.0 million, respectively.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Nine Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Cost of sales	$4,508	$5,247	$13,428	$15,720
Research and development	19,158	18,802	55,163	57,294
Selling, marketing, general and administrative	14,951	12,049	43,427	39,706
Special charges	943	—	943	—
Total stock-based compensation expense	$39,560	$36,098	$112,961	$112,720

As of August 1, 2020 and November 2, 2019, the Company capitalized $5.9 million and $6.8 million, respectively, of stock-based compensation in Inventories on the Condensed Consolidated Balance Sheets.
Common Stock Repurchases
As of August 1, 2020, the Company had repurchased a total of approximately 156.1 million shares of its common stock for approximately $6.3 billion under the Company's share repurchase program. As of August 1, 2020, an additional $1.9 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Given the planned acquisition of Maxim (see Note 15, Acquisitions), the Company has continued its temporary suspension of the common stock repurchase program, which was previously suspended in March 2020 as a result of the global macroeconomic environment. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Company.
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

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Note 4 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first nine months of fiscal 2020.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
November 2, 2019	$(30,076)	$(118,015)	$(39,708)	$(187,799)
Other comprehensive loss before reclassifications	197	(111,684)	(1,401)	(112,888)
Amounts reclassified out of other comprehensive income (loss)	—	2,165	1,954	4,119
Tax effects	—	26,503	(485)	26,018
Other comprehensive (loss) income	197	(83,016)	68	(82,751)
Effect of Accounting Standards Update 2018-02	—	(2,379)	—	(2,379)
August 1, 2020	$(29,879)	$(203,410)	$(39,640)	$(272,929)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended		Nine Months Ended
Comprehensive Income Component	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$(842)	$185	$(762)	$1,382	Cost of sales
	(226)	652	640	2,270	Research and development
	(189)	617	895	2,488	Selling, marketing, general and administrative
Interest rate derivatives	464	464	1,392	974	Interest expense
	(793)	1,918	2,165	7,114	Total before tax
	79	(384)	(488)	(1,187)	Tax
Effect of Accounting Standards Update 2018-02	—	—	(2,379)	—	Retained earnings
	$(714)	$1,534	$(702)	$5,927	Net of tax

Amortization of pension components included in the computation of net periodic pension cost
Actuarial losses	672	243	1,954	754
	(168)	(60)	(485)	(186)	Tax
	$504	$183	$1,469	$568	Net of tax

Total amounts reclassified out of AOCI, net of tax	$(210)	$1,717	$767	$6,495

The Company estimates $7.2 million, net of tax, of gains on forward foreign currency derivative instruments included in AOCI will be reclassified into earnings within the next twelve months.
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

	Three Months Ended		Nine Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net Income	$362,665	$362,374	$834,235	$1,085,317
Less: income allocated to participating securities*	—	812	—	2,750
Net income allocated to common stockholders	$362,665	$361,562	$834,235	$1,082,567

Basic shares:
Weighted-average shares outstanding	368,791	369,533	368,417	369,160
Earnings per common share basic:	$0.98	$0.98	$2.26	$2.93
Diluted shares:
Weighted-average shares outstanding	368,791	369,533	368,417	369,160
Assumed exercise of common stock equivalents	3,212	3,544	3,440	3,807
Weighted-average common and common equivalent shares	372,003	373,077	371,857	372,967
Earnings per common share diluted:	$0.97	$0.97	$2.24	$2.90
Anti-dilutive shares related to:
Outstanding stock-based awards	384	446	487	963
*The amounts in the three-month and nine-month periods ended August 1, 2020 are not material.

Note 6 – Special Charges
The following table is a quarterly roll-forward from November 2, 2019 to August 1, 2020 of the employee separation and exit cost accruals established related to existing restructuring actions:

Accrued Restructuring	Closure of Manufacturing Facilities	Repositioning Action	Other Actions
Balance at November 2, 2019	$50,401	$58,895	$5,523
First quarter fiscal 2020 special charges, net	1,982	9,154	—
Severance and other payments	(908)	(29,597)	(471)
Effect of foreign currency on accrual	(30)	(21)	—
Balance at February 1, 2020	$51,445	$38,431	$5,052
Second quarter fiscal 2020 special charges, net	1,320	—	—
Severance and other payments	(2,564)	(15,025)	(327)
Effect of foreign currency on accrual	(17)	(127)	—
Balance at May 2, 2020	$50,184	$23,279	$4,725
Third quarter fiscal 2020 special charges, net	(1,402)	33,232	—
Severance and other payments	(1,360)	(12,824)	(198)
Effect of foreign currency on accrual	17	172	—
Balance at August 1, 2020	$47,439	$43,859	$4,527
Accrued liabilities	$47,439	$43,859	$4,527

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Repositioning Action
The Company recorded special charges of $130.5 million on a cumulative basis through August 1, 2020, as a result of organizational initiatives to better align the global workforce with the Company's long-term strategic plan. Approximately $116.3 million of the total charges was for severance and fringe benefit costs in accordance with either the Company's ongoing benefit plan or statutory requirements for the impacted manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees. The remaining $14.2 million of the charges were recorded in fiscal 2019 and related to the write-off of acquired intellectual property due to the Company's decision to discontinue certain product development strategies.
Closure of Manufacturing Facilities
The Company recorded special charges of $53.9 million on a cumulative basis through August 1, 2020 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear). The Company plans to close its Hillview wafer fabrication facility located in Milpitas, California and its Singapore test facility in the fiscal year ending October 30, 2021. The Company intends to transfer Hillview wafer fabrication production to its other internal facilities and to external foundries. In addition, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, in addition to its outsourced assembly and test partners. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations, one-time termination benefits for the impacted manufacturing, engineering and SMG&A employees and other exit costs. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits.
Note 7 – Property, Plant and Equipment
Property, plant and equipment (PP&E) is identified as held for sale when it meets the held for sale criteria of Accounting Standards Codification Topic 360, Property, Plant, and Equipment (ASC 360). Depreciation is not recorded for assets that are classified as held for sale. When an asset meets the held for sale criteria, its carrying value is reclassified from the relevant PP&E line items and into current assets on the balance sheet, where it remains until either it is sold or it no longer meets the held for sale criteria. The fair value of assets held for sale is considered to be a Level 3 fair value measurement, and is determined based on the use of appraisals and input from market participants.
As discussed in Note 6, Special Charges, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, in addition to its outsourced assembly and test partners. Accordingly, management has entered into an agreement to sell the facility in Singapore in May 2021 and has determined that this facility and certain equipment therein have met the held for sale criteria as specified in ASC 360. No write-down to fair value was required upon this designation, as the fair value of the asset group, less costs to sell, was greater than its carrying value. As shown below, this carrying value was reclassified from PP&E to Prepaid expenses and other current assets as of August 1, 2020.

August 1, 2020
Land and buildings	$36,451
Machinery and equipment	1,468
Office equipment	197
Leasehold improvements	5,744
43,860
Less accumulated depreciation and amortization	(21,706)
Net property, plant and equipment reclassified to Prepaid expenses and other current assets	$22,154

Note 8 – Segment Information
The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Company operates and tracks its results in one reportable segment based on the aggregation of eight operating segments, which reflects the consolidation of one operating segment into the existing operating segments in the three-months ended August 1, 2020 as a result of a continued refinement of the Company's organizational structure. Due to the current macroeconomic environment, in the second quarter of fiscal 2020, the Company elected to perform a quantitative goodwill impairment analysis for one of its reporting units. As a result of this analysis, management concluded that the reporting unit’s fair value exceeded its carrying amount as of the May 2, 2020 assessment date and no risk of impairment existed.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

	Three Months Ended
	August 1, 2020			August 3, 2019
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$774,353	53%	3%	$753,118	51%
Communications	363,613	25%	14%	319,250	22%
Automotive	162,480	11%	(29)%	228,235	15%
Consumer	155,690	11%	(13)%	179,540	12%
Total revenue	$1,456,136	100%	(2)%	$1,480,143	100%

	Nine Months Ended
	August 1, 2020			August 3, 2019
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$2,174,183	53%	(4)%	$2,262,597	50%
Communications	880,921	22%	(14)%	1,030,283	23%
Automotive	551,395	14%	(22)%	708,711	16%
Consumer	470,262	12%	(14)%	546,255	12%
Total revenue	$4,076,761	100%	(10)%	$4,547,846	100%

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

	Three Months Ended
	August 1, 2020		August 3, 2019
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$819,472	56%	$863,055	58%
Direct customers	614,770	42%	600,609	41%
Other	21,894	2%	16,479	1%
Total revenue	$1,456,136	100%	$1,480,143	100%

	Nine Months Ended
	August 1, 2020		August 3, 2019
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$2,317,421	57%	$2,563,807	56%
Direct customers	1,692,152	42%	1,930,935	42%
Other	67,188	2%	53,104	1%
Total revenue	$4,076,761	100%	$4,547,846	100%

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of August 1, 2020 and November 2, 2019. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of August 1, 2020 and November 2, 2019, the Company held $144.8 million and $231.4 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	August 1, 2020
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$945,471	$—	$945,471
Other assets:
Deferred compensation investments	52,956	—	52,956
Forward foreign currency exchange contracts (1)	—	8,400	8,400
Total assets measured at fair value	$998,427	$8,400	$1,006,827
Liabilities
Interest rate derivatives	$—	$258,071	$258,071
Total liabilities measured at fair value	$—	$258,071	$258,071
(1) The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 10, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Held for sale assets — The fair value of assets held for sale is considered to be a Level 3 fair value measurement, and is determined based on the use of appraisals and input from market participants.
Debt — The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The carrying amounts of the term loan approximates fair value. The term loan is classified as a Level 2 measurement according to the fair value hierarchy. The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	August 1, 2020		November 2, 2019
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan, due March 2022	$925,000	$925,000	$925,000	$925,000
2.85% Senior unsecured notes, due March 2020	—	—	300,000	300,872
2.95% Senior unsecured notes, due January 2021	450,000	455,085	450,000	454,634
2.50% Senior unsecured notes, due December 2021	400,000	410,100	400,000	402,591
2.875% Senior unsecured notes, due June 2023	500,000	528,773	500,000	511,190
3.125% Senior unsecured notes, due December 2023	550,000	594,446	550,000	567,159
2.95% Senior unsecured notes, due April 2025	400,000	439,468	—	—
3.90% Senior unsecured notes, due December 2025	850,000	980,777	850,000	914,567
3.50% Senior unsecured notes, due December 2026	900,000	1,026,081	900,000	940,192
4.50% Senior unsecured notes, due December 2036	250,000	310,681	250,000	270,891
5.30% Senior unsecured notes, due December 2045	400,000	576,504	400,000	491,439
Total debt	$5,625,000	$6,246,915	$5,525,000	$5,778,535

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of August 1, 2020 and November 2, 2019 were $202.8 million and $191.1 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of August 1, 2020 and November 2, 2019 were as follows:

		Fair Value At
	Balance Sheet Location	August 1, 2020	November 2, 2019
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$9,811	$65
As of August 1, 2020 and November 2, 2019, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $32.3 million and $55.3 million, respectively. The fair values of these hedging instruments in the Company’s Condensed Consolidated Balance Sheets were immaterial as of August 1, 2020 and November 2, 2019.
All the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Condensed Consolidated Balance Sheets on a net basis. As of August 1, 2020 and November 2, 2019, none of the netting arrangements involved collateral.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following table presents the gross amounts of the Company's forward foreign currency exchange contract derivative assets and liabilities and the net amounts recorded in the Company's Condensed Consolidated Balance Sheets:

	August 1, 2020	November 2, 2019
Gross amount of recognized assets	$10,059	$2,828
Gross amounts of recognized liabilities offset in the Condensed Consolidated Balance Sheets	(1,659)	(2,828)
Net assets presented in the Condensed Consolidated Balance Sheets	$8,400	$—
As of August 1, 2020 and November 2, 2019, the fair value of the interest rate swap agreement designated as a cash flow hedge was $258.1 million and $138.8 million, respectively, and is included within Accrued liabilities in the Company's Condensed Consolidated Balance Sheets.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of August 1, 2020 and November 2, 2019, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 4, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 11 – Debt
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
The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. The events of default include, among others, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, cross-defaults to certain other indebtedness, insolvency or bankruptcy, customary ERISA defaults or the occurrence of a change of control. The negative covenants include limitations on liens, indebtedness of non-guarantor subsidiaries and mergers and other fundamental changes, among others. The Term Loan Agreement also requires the Company to maintain a consolidated leverage ratio of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) for a trailing twelve-month period of not greater than 3.5 to 1.0, assuming the Company does not undertake any significant acquisitions, mergers, and other fundamental changes. Should such a change occur, the Company may be authorized to increase the covenant back to 4.0 to 1.0.  As of August 1, 2020, the Company was compliant with these covenants.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Senior Notes
On April 8, 2020, in an underwritten public offering, the Company issued its first green bond consisting of $400.0 million aggregate principal amount of 2.95% senior unsecured notes due April 1, 2025 (the 2025 Notes). Interest on the 2025 Notes is payable on April 1 and October 1 of each year, beginning on October 1, 2020. The Company intends to use the net proceeds of $395.6 million from the green bond offering to finance or refinance, in whole or in part, one or more new or existing eligible projects involving renewable energy, energy efficiency, green buildings, sustainable water and wastewater management, pollution prevention and control, clean transportation or eco-efficient and/or circular economy adapted products, production technologies and processes. Debt discount and underwriting fees will be amortized over the life of the debt. At any time prior to March 1, 2025, the Company may, at its option, redeem some or all of the 2025 Notes at a redemption price equal to the greater of 100% of the principal amount of the 2025 Notes being redeemed and the make-whole premium, plus accrued and unpaid interest on the 2025 Notes being redeemed, if any, to but excluding the date of redemption. The 2025 Notes are unsecured and rank equally in right of payment with all of the Company's other existing and future unsecured senior indebtedness. The 2025 Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of August 1, 2020, the Company was in compliance with these covenants.
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
The Revolving Credit Agreement contains the customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of August 1, 2020, the Company was in compliance with these covenants.
Note 12 – Inventories
Inventories at August 1, 2020 and November 2, 2019 were as follows:

	August 1, 2020	November 2, 2019
Raw materials	$33,234	$35,447
Work in process	446,136	400,409
Finished goods	133,276	174,030
Total inventories	$612,646	$609,886

Note 13 – Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended August 1, 2020 and August 3, 2019 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income.
The tax rates for the three- and nine-month periods ended August 1, 2020 were also impacted by discrete income tax benefits of $33.7 million recorded in the third quarter of fiscal 2020, comprised primarily of $25.9 million of income tax benefits resulting from the resolution of the Internal Revenue Service (IRS) audit of Linear’s pre-acquisition federal income tax returns for Linear's fiscal years 2015 through 2017 and other income tax benefits recorded upon filing of the Company's federal income tax return for fiscal 2019.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal year ended November 3, 2018 (fiscal 2018); various U.S. state and local tax audits; and international audits, including the transfer pricing audit in Ireland discussed below.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company’s Ireland tax returns prior to the fiscal year ended November 2, 2013 are no longer subject to examination. During the fourth quarter of fiscal 2018, the Company’s Irish tax resident subsidiary received an assessment for the fiscal year ended November 2, 2013 (fiscal 2013) of approximately €43.0 million, or $50.9 million (as of August 1, 2020), from the Irish Revenue Commissioners (Irish Revenue). This assessment excludes any penalties and interest. The assessment claims that the Company’s Irish entity failed to conform to 2010 OECD Transfer Pricing Guidelines. The Company strongly disagrees with the assessment and maintains that its transfer pricing is appropriate. Therefore, the Company has not recorded any additional tax liability related to fiscal 2013 or any other periods. The Company intends to vigorously defend its originally filed tax return position and is currently preparing for an appeal with the Irish Tax Appeals Commission, which is the normal process for the resolution of differences between Irish Revenue and taxpayers. If Irish Revenue were ultimately to prevail with respect to its assessment for fiscal 2013, such assessment and any potential impact related to years subsequent to fiscal 2013 could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods. During fiscal 2019, Irish Revenue commenced transfer pricing audits of the fiscal years ended November 1, 2014; October 31, 2015 (fiscal 2015); October 29, 2016 (fiscal 2016); and October 28, 2017 (fiscal 2017); however, the Company received confirmation from Irish Revenue that the audit relating to the period ended November 1, 2014 was complete and that no further tax assessment arose in respect of that period. The audits related to fiscal 2015, fiscal 2016 and fiscal 2017 are on-going.
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
Note 14 – New Accounting Pronouncements
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
Upon adoption on November 3, 2019, the Company recorded operating lease liabilities of $301.4 million and operating lease assets for its leases of $233.2 million. The operating lease assets are net of liabilities of $68.2 million for deferred rent and unamortized landlord construction allowances that were previously recorded in Accrued liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. Operating lease right-of-use assets are presented within Other assets and corresponding liabilities are presented within Accrued liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. There was no material impact to the Condensed Consolidated Statements of Income or

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Condensed Consolidated Statements of Cash Flows. Please refer to Note 2, Leases for information regarding the Company's lease portfolio as of August 1, 2020.
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows stranded tax effects resulting from changes to tax legislation to be reclassified from AOCI to retained earnings. The Company adopted this ASU during the first quarter of fiscal 2020 and therefore applied the ASU in the period of adoption using the specific identification approach. As a result, the Company reclassified approximately $2.4 million from AOCI into retained earnings. The Company does not expect to record any additional reclassification adjustments in subsequent periods barring further regulatory changes. Please refer to Note 13, Income Taxes for additional information regarding the Company's accounting policy for releasing stranded income tax effects from AOCI.
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
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (ASU 2019-05) and ASU 2019-11, Codification Improvements to Topic 326 (ASU 2019-11). ASU 2019-05 allows an entity to irrevocably elect the fair value option for certain financial instruments. Once elected, an entity would recognize the difference between the carrying amount and the fair value of the financial instrument as part of the cumulative effect adjustments associated with the adoption of ASU 2016-13. ASU 2019-11 allows entities to exclude the accrued interest component of amortized cost from various disclosures required by ASC 326. These ASUs are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years; and therefore, are effective for the Company in the first quarter of fiscal 2021. The Company is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.

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
Note 15 – Acquisitions
Proposed acquisition of Maxim Integrated Products, Inc.
On July 12, 2020, the Company entered into a definitive agreement (the Merger Agreement) to acquire Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies. Under the terms of the Merger Agreement, Maxim stockholders will receive, for each outstanding share of Maxim common stock, 0.630 of a share of the Company’s common stock at the closing. The estimated merger consideration is approximately $20.0 billion based on the closing price of the Company's common stock on August 14, 2020. The value of the merger consideration will fluctuate based upon changes in the price of the Company's common stock and the number of shares of Maxim common stock, restricted stock awards and restricted stock unit awards outstanding on the closing date.
The transaction is subject to customary closing conditions, including antitrust regulatory clearances, approval by Maxim stockholders, and approval by the Company's shareholders of the issuance of shares of the Company's common stock. The Merger Agreement includes termination rights for both the Company and Maxim. Maxim and the Company have each agreed to pay a termination fee of $725.0 million in cash to the other party if the Merger Agreement is terminated in certain circumstances involving an acquisition proposal, a change of recommendation or a breach of the other party’s non-solicitation obligations under the Merger Agreement. In addition, the Company may be required to pay Maxim a regulatory termination fee of $830.0 million in cash if the Merger Agreement is terminated in certain circumstances involving the failure to obtain required regulatory approvals.
In the third quarter of fiscal 2020, the Company incurred $9.1 million of transaction-related costs recorded within Selling, marketing, general and administrative expenses in the Company's Condensed Consolidated Statement of Income.
Note 16 – Subsequent Events
On August 18, 2020, the Board of Directors of the Company declared a cash dividend of $0.62 per outstanding share of common stock. The dividend will be paid on September 9, 2020 to all shareholders of record at the close of business on August 28, 2020 and is expected to total approximately $228.9 million.

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
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; the proposed acquisition of Maxim Integrated Products, Inc.; our anticipated growth and trends in our businesses; our future liquidity, capital needs and capital expenditures; the impact of the COVID-19 pandemic on our business, financial condition and results of operations; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of changes in or the application of new or revised tax laws; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are inherently subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Impact of COVID-19 on our Business
The pandemic caused by the novel strain of the coronavirus (COVID-19) has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and likely will continue to impact our workforce and operations, the operations of our customers and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States, the Philippines, Ireland, Singapore, Malaysia, China and India. Each of these countries has been affected by the pandemic and taken measures to try to contain it, resulting in disruptions at some of our manufacturing operations and facilities. Since the beginning of the third quarter of fiscal 2020, our manufacturing operations and supply chain generally stabilized at normal levels, but that could change in the future given that the COVID-19 situation remains dynamic.
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
While we are confident that our strategy and long-term contingency planning have positioned us well to weather the current uncertainty, we cannot at this time fully quantify or forecast the impact of COVID-19 on our business. The degree to which COVID-19 impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain, and we cannot provide assurance as to the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.
Proposed Acquisition of Maxim Integrated Products, Inc.
On July 12, 2020, we entered into a definitive agreement (the Merger Agreement) to acquire Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. Under the terms of the Merger Agreement, Maxim stockholders will receive, for each outstanding share of Maxim common stock, 0.630 of a share of our common stock. The estimated merger consideration is approximately $20.0 billion based on the closing price of our common stock on August 14, 2020. The acquisition is subject to the approval of Maxim stockholders, the satisfaction of customary closing conditions, including applicable regulatory approvals and approval by our shareholders of the issuance of our common stock. See Note 15, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	August 1, 2020	August 3, 2019	$ Change	% Change
Revenue	$1,456,136	$1,480,143	$(24,007)	(2)%
Gross margin %	66.8%	67.4%
Net income	$362,665	$362,374	$291	—%
Net income as a % of revenue	24.9%	24.5%
Diluted EPS	$0.97	$0.97	$—	—%

	Nine Months Ended
	August 1, 2020	August 3, 2019	$ Change	% Change
Revenue	$4,076,761	$4,547,846	$(471,085)	(10)%
Gross margin %	65.4%	67.5%
Net income	$834,235	$1,085,317	$(251,082)	(23)%
Net income as a % of revenue	20.5%	23.9%
Diluted EPS	$2.24	$2.90	$(0.66)	(23)%
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

	Three Months Ended
	August 1, 2020			August 3, 2019
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$774,353	53%	3%	$753,118	51%
Communications	363,613	25%	14%	319,250	22%
Automotive	162,480	11%	(29)%	228,235	15%
Consumer	155,690	11%	(13)%	179,540	12%
Total revenue	$1,456,136	100%	(2)%	$1,480,143	100%

	Nine Months Ended
	August 1, 2020			August 3, 2019
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$2,174,183	53%	(4)%	$2,262,597	50%
Communications	880,921	22%	(14)%	1,030,283	23%
Automotive	551,395	14%	(22)%	708,711	16%
Consumer	470,262	12%	(14)%	546,255	12%
Total revenue	$4,076,761	100%	(10)%	$4,547,846	100%

* The sum of the individual percentages may not equal the total due to rounding.

In aggregate, revenue decreased in the three-month period ended August 1, 2020, as compared to the same period of the prior fiscal year, primarily as a result of a global slowdown in production in the Automotive end market and lower demand for products used in the broad market portion of our Consumer end market related to the COVID-19 pandemic. These decreases were partially offset by increases in the Industrial and Communications end markets which were as a result of higher demand for products sold into the instrumentation test and healthcare sectors of the Industrial end market and both the wireline and wireless sectors of the Communications end market.
Revenue decreased across all end markets in the nine-month period ended August 1, 2020, as compared to the same period of the prior fiscal year, primarily as a result of a broad-based decrease in demand for our products and due to supply constraints attributable to COVID-19 related slowdowns. The revenue decreases in the Automotive end market were more pronounced as this market was impacted by lower vehicle sales and a global slowdown in production as many of our customers were required to suspend their operations in response to shelter in place orders from governments around the world. While COVID-19 related slowdowns also impacted the Communications end market, the declines noted in this market primarily resulted from prior year periods that benefited from a significant ramp up in certain regions as this market moved through infrastructure deployment cycles. The percentage decline in our Industrial end market was less than the overall percentage decline as the broad-based weakness across many applications was offset by growth in the instrumentation test, energy and healthcare sectors of this end market. The revenue decreases in the Consumer end market resulted from a broad-based decrease in demand for our products in this end market, including lower demand for products used in portable consumer applications.
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

	Three Months Ended
	August 1, 2020		August 3, 2019
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$819,472	56%	$863,055	58%
Direct customers	614,770	42%	600,609	41%
Other	21,894	2%	16,479	1%
Total revenue	$1,456,136	100%	$1,480,143	100%

	Nine Months Ended
	August 1, 2020		August 3, 2019
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	2,317,421	57%	2,563,807	56%
Direct customers	1,692,152	42%	1,930,935	42%
Other	67,188	2%	53,104	1%
Total revenue	$4,076,761	100%	$4,547,846	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented.
Gross Margin

	Three Months Ended				Nine Months Ended
	August 1, 2020	August 3, 2019	$ Change	% Change	August 1, 2020	August 3, 2019	$ Change	% Change
Gross margin	$972,578	$997,811	$(25,233)	(3)%	$2,667,394	$3,071,559	$(404,165)	(13)%
Gross margin %	66.8%	67.4%			65.4%	67.5%

Gross margin percentage decreased by 60 and 210 basis points in the three- and nine-month periods ended August 1, 2020, respectively, as compared to the same periods of the prior fiscal year, primarily as a result of lower utilization of our factories due to decreased customer demand. The percentage decrease noted in the nine-month period ended August 1, 2020, as compared to the same period of the prior fiscal year, was also partially due to temporary shutdowns at some of our manufacturing locations in response to the COVID-19 pandemic.
Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	August 1, 2020	August 3, 2019	$ Change	% Change	August 1, 2020	August 3, 2019	$ Change	% Change
R&D expenses	$260,794	$280,102	$(19,308)	(7)%	$770,280	$853,330	$(83,050)	(10)%
R&D expenses as a % of revenue	17.9%	18.9%			18.9%	18.8%
R&D expenses decreased in the three-month period ended August 1, 2020, as compared to the same period of the prior fiscal year, primarily as a result of lower R&D employee-related salary and benefit expenses and lower discretionary spending partially in response to uncertainty associated with the COVID-19 pandemic.
R&D expenses decreased in the nine-month period ended August 1, 2020, as compared to the same period of the prior fiscal year, primarily as a result of lower variable compensation expense, lower R&D employee-related salary and benefit expenses and lower discretionary spending partially in response to uncertainty associated with the COVID-19 pandemic.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	August 1, 2020	August 3, 2019	$ Change	% Change	August 1, 2020	August 3, 2019	$ Change	% Change
SMG&A expenses	$153,753	$162,825	$(9,072)	(6)%	$494,808	$493,295	$1,513	—%
SMG&A expenses as a % of revenue	10.6%	11.0%			12.1%	10.8%
SMG&A expenses decreased in the three-month period ended August 1, 2020, as compared to the same period of the prior fiscal year, primarily as a result of lower discretionary spending in response to uncertainty associated with the COVID-19 pandemic, partially offset by $9.1 million in the three-month period ended August 1, 2020 of acquisition-related transaction costs in connection with the proposed acquisition of Maxim.
SMG&A expenses increased slightly in the nine-month period ended August 1, 2020, as compared to the same period of the prior fiscal year, primarily as a result of a $40.0 million charitable contribution to the Analog Devices Foundation made in the first quarter of fiscal 2020 and $9.1 million in acquisition-related transaction costs in connection with the proposed acquisition of Maxim, partially offset by lower variable compensation expense, lower discretionary spending in response to uncertainty associated with the COVID-19 pandemic and lower SMG&A employee-related salary and benefit expenses.
Special Charges
We monitor global macroeconomic conditions on an ongoing basis and continue to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years.
Repositioning Action: As a result of organizational initiatives to better align the global workforce with our long-term strategic plan, we recorded special charges of approximately $130.5 million on a cumulative basis through August 1, 2020, including $33.2 million and $42.4 million, in the three- and nine-month periods ended August 1, 2020, respectively. Once fully implemented, the repositioning actions prior to the third quarter of fiscal 2020 are expected to result in net annualized cash savings of approximately $48.0 million. The repositioning action related to the third quarter of fiscal 2020, once fully implemented, is not expected to result in any net annualized savings as the reduction in salary and benefits from workforce reductions will be redeployed to other areas of the business as part of the reorganizational initiative.

Closure of Manufacturing Facilities: As a result of our decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear), we recorded special charges of $53.9 million on a cumulative basis through August 1, 2020, including a reversal of $1.4 million in the three-month period ended August 1, 2020 and a net charge of $1.9 million in the nine-month period ended August 1, 2020. Once fully implemented, we expect that these actions will result in estimated annual salary, variable compensation and employee benefit savings of approximately $60.0 million.
See Note 6, Special Charges, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q for further information.
Operating Income

	Three Months Ended				Nine Months Ended
	August 1, 2020	August 3, 2019	$ Change	% Change	August 1, 2020	August 3, 2019	$ Change	% Change
Operating income	$419,124	$446,726	$(27,602)	(6)%	$1,036,572	$1,372,247	$(335,675)	(24)%
Operating income as a % of revenue	28.8%	30.2%			25.4%	30.2%
The year-over-year decrease in operating income in the three-month period ended August 1, 2020 was primarily the result of a $30.9 million increase in special charges and a $25.2 million decrease in gross margin, partially offset by a $19.3 million decrease in R&D expenses and a $9.1 million decrease in SMG&A expenses, as described above under the headings Special Charges, Gross Margin, Research and Development (R&D) and Selling, Marketing, General and Administrative (SMG&A).
The year-over-year decrease in operating income in the nine-month period ended August 1, 2020 was primarily the result of a $404.2 million decrease in gross margin and a $13.4 million increase in special charges, partially offset by a $83.1 million decrease in R&D expenses, as described above under the headings Gross Margin, Special Charges and Research and Development (R&D).
Nonoperating Expense (Income)

	Three Months Ended			Nine Months Ended
	August 1, 2020	August 3, 2019	$ Change	August 1, 2020	August 3, 2019	$ Change
Total nonoperating expense (income)	$46,095	$57,168	$(11,073)	$142,265	$174,346	$(32,081)
The year-over-year decrease in nonoperating expense in the three- and nine-month periods ended August 1, 2020 was primarily the result of a decrease in interest expense.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 1, 2020	August 3, 2019	$ Change	August 1, 2020	August 3, 2019	$ Change
Provision for income taxes	$10,364	$27,184	$(16,820)	$60,072	$112,584	$(52,512)
Effective income tax rate	2.8%	7.0%		6.7%	9.4%
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned.
The effective tax rates for the three- and nine-month periods ended August 1, 2020 and August 3, 2019 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income.
The tax rates for the three and nine-month periods ended August 1, 2020 were also impacted by discrete income tax benefits of $33.7 million recorded in the third quarter of fiscal 2020, comprised primarily of $25.9 million of income tax benefits resulting from the resolution of the Internal Revenue Service (IRS) audit of Linear’s pre-acquisition federal income tax returns for fiscal 2015 through fiscal 2017 and other income tax benefits recorded upon filing of our federal income tax return for fiscal 2019. Additionally, the tax rate for the nine-month period ended August 3, 2019 included the effects of recording deferred tax benefits relating to a one-time set up of our global intangible low tax income (GILTI) deferred method election of $5.1 million along with the completion of our accounting for the income tax effects of the Tax Cuts and Jobs Act of 2017, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 for the transition tax which yielded a $7.5 million tax benefit.

Non-U.S. jurisdictions accounted for a significant portion of our total revenue and pre-tax income for the three- and nine-month periods ended August 1, 2020 and August 3, 2019. For the three- and nine-month periods ended August 1, 2020, this pretax income was primarily generated in Ireland at a tax rate of 12.5%. For the three- and nine-month periods ended August 3, 2019, this pretax income was primarily generated in Ireland and Singapore, at tax rates ranging from 12.5% to 17% in these jurisdictions.
See Note 13, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended				Nine Months Ended
	August 1, 2020	August 3, 2019	$ Change	% Change	August 1, 2020	August 3, 2019	$ Change	% Change
Net Income	$362,665	$362,374	$291	—%	$834,235	$1,085,317	$(251,082)	(23%)
Net Income as a % of revenue	24.9%	24.5%			20.5%	23.9%
Diluted EPS	$0.97	$0.97			$2.24	$2.90
Net income was relatively flat in the three-month period ended August 1, 2020, as compared to the same period of the prior fiscal year, as a result of a $27.6 million decrease in operating income, partially offset by a $16.8 million decrease in provision for income taxes and an $11.1 million decrease in nonoperating expense.
Net income decreased in the nine-month period ended August 1, 2020, as compared to the same period of the prior fiscal year, as a result of a $335.7 million decrease in operating income, partially offset by a $52.5 million decrease in provision for income taxes and a $32.1 million decrease in nonoperating expense.
Liquidity and Capital Resources
At August 1, 2020, our principal source of liquidity was $1,090.3 million of cash and cash equivalents, of which approximately $423.5 million was held in the United States. The balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or the results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, transaction costs associated with our proposed merger with Maxim and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Nine Months Ended
	August 1, 2020	August 3, 2019
Net cash provided by operating activities	$1,335,889	$1,595,196
Net cash provided by operations as a % of revenue	32.8%	35.1%
Net cash used for investing activities	$(149,781)	$(229,429)
Net cash used for financing activities	$(744,442)	$(1,569,684)
The following changes contributed to the net change in cash and cash equivalents in the nine-month period ended August 1, 2020 as compared to the same period in fiscal 2019.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The decrease in cash provided by operating activities during the nine-month period ended August 1, 2020, as compared to the same period of the prior fiscal year, was primarily the result of lower net income adjusted for non-cash items, including a $40.0 million non-cash charitable contribution to the Analog Devices Foundation made in the first quarter of fiscal 2020, and a decrease from changes in working capital.

Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The decrease in cash used for investing activities during the nine-month period ended August 1, 2020, as compared to the same period of the prior fiscal year, was primarily the result of a decrease in cash used for capital expenditures, partially offset by payments for acquisitions.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The decrease in cash used related to financing activities during the nine-month period ended August 1, 2020, as compared to the same period of the prior fiscal year, was primarily the result of our bond issuance of $395.6 million, a $350.0 million decrease in debt repayments and a $203.4 million decrease in common stock repurchases, partially offset by an increase of $79.3 million in dividend payments and a decrease of $48.4 million in proceeds from employee stock plans, in the nine-month period ended August 1, 2020 as compared to the same period of the prior fiscal year.
Working Capital

	August 1, 2020	November 2, 2019	$ Change	% Change
Accounts receivable	$681,728	$635,136	$46,592	7%
Days sales outstanding*	40	39
Inventory	$612,646	$609,886	$2,760	—%
Days cost of sales in inventory*	113	110
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
Current liabilities increased to approximately $1,687.8 million at August 1, 2020 from approximately $1,508.6 million at the end of fiscal 2019. The increase was primarily due to an increase in the current portion of our debt and accrued liabilities, partially offset by decreases in income taxes payable and accounts payable.
Debt
As of August 1, 2020, our debt obligations consisted of the following:

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
In March 2020, we repaid the 2.85% senior unsecured notes that were due March 2020 and in April 2020, we issued the 2.95% senior unsecured notes due April 2025. The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of August 1, 2020, we were in compliance with these covenants.
Revolving Credit Facility
Our Second Amended and Restated Revolving Credit Agreement, dated as of June 28, 2019, with Bank of America N.A. as administrative agent and other banks identified therein as lenders (Revolving Credit Agreement) provides for a five-year unsecured revolving credit facility in an aggregate principal amount of up to $1.25 billion, expiring on June 28, 2024. In March 2020, we borrowed $350.0 million under this revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. We repaid the $350.0 million plus interest of $0.6 million in April 2020. We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of August 1, 2020, we were in compliance with these covenants.
Stock Repurchase Program
In the aggregate, our Board of Directors has authorized us to repurchase $8.2 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of August 1, 2020, an additional $1.9 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Given the planned acquisition of Maxim, we have continued the temporary suspension our share repurchase program, which was previously suspended in March 2020 as a result of the global macroeconomic environment. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $135.8 million in the first nine months of fiscal 2020 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2020 to be below 4% of fiscal 2020 revenue. We expect these capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Analog Devices Foundation
During the first quarter of fiscal 2020, we contributed 335,654 shares of our common stock to the Analog Devices Foundation. As of the date of the contribution, the shares had a fair value of approximately $40.0 million. This expense was recorded in SMG&A in the Condensed Consolidated Statement of Income.
Dividends
On August 18, 2020, our Board of Directors declared a cash dividend of $0.62 per outstanding share of common stock. The dividend will be paid on September 9, 2020 to all shareholders of record at the close of business on August 28, 2020 and is expected to total approximately $228.9 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board and will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Board.
Contractual Obligations
In the second quarter of fiscal 2020, we issued a green bond consisting of $400.0 million aggregate principal amount of 2.95% senior unsecured notes due April 1, 2025 with semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing October 1, 2020. In addition, during the same period, we repaid $300.0 million of principal on our 3-year 2.85% senior unsecured notes that were contractually due in March 2020. For additional information, see Note 11, Debt, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There have not been any other material changes during the nine-month period ended August 1, 2020 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2019.

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 14, New Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our historical financial condition and results of operations.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to current practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The FASB has issued amendments and updates to the new standard, including practical expedients to be used during adoption.  The Company adopted the standard in the first quarter of fiscal 2020 under the modified retrospective approach. As a result of the adoption of ASU 2016-02, we changed our accounting policy for leases. See Note 2, Leases and Note 14, New Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for details of the impact of this ASU on our financial statements.
Critical Accounting Policies and Estimates
Except for the accounting policies for leases and income taxes that were updated as a result of adopting ASU 2016-02 and ASU 2018-02, respectively, there were no other material changes in the nine-month period ended August 1, 2020 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended November 2, 2019. See Note 2, Leases and Note 13, Income Taxes of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q for further information.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the nine-month period ended August 1, 2020 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended November 2, 2019.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 1, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 1, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 1, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Proposed Acquisition of Maxim Integrated Products, Inc.
Our ability to complete the acquisition of Maxim Integrated Products, Inc. (Maxim) is subject to various closing conditions, including approval by our and Maxim’s shareholders and the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the acquisition not to be completed.
On July 12, 2020, we entered into a definitive agreement (the Merger Agreement) to acquire Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies.
The merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, the approval by our shareholders of the issuance of our common stock pursuant to the Merger Agreement, the adoption by Maxim stockholders of the Merger Agreement, the expiration or earlier termination of any applicable waiting period (or any extension thereof), the receipt of required approvals under U.S. and certain foreign competition laws, and the absence of governmental restraints or prohibitions preventing the consummation of the merger. No assurance can be given that the required shareholder, governmental and regulatory consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we and Maxim expect to achieve if the merger is successfully completed within its expected time frame.
Additionally, either we or Maxim may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the merger is not completed by July 12, 2021 (which date may be extended under certain circumstances). Under certain circumstances, including if the proposed merger is terminated due to a failure to obtain the required regulatory clearances, we may be required to pay Maxim a termination fee of $830.0 million. In addition, either we or Maxim may be required to pay a termination fee to the other party equal to $725.0 million if the Merger Agreement is terminated in certain other circumstances, including if the Merger Agreement is terminated because either our or Maxim’s board of directors has changed its recommendation in respect of the shareholder proposals relating to the merger.
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
The termination of the Merger Agreement could negatively impact our business.
If the merger is not completed for any reason, including as a result of a failure to obtain the required approvals from our shareholders or Maxim’s stockholders, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the merger, we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•we may experience negative reactions from our customers, suppliers, distributors and employees;
•we will be required to pay our costs relating to the merger, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the merger is completed;
•the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the merger and such restrictions, the waiver of which is subject to Maxim’s consent (not to be unreasonably withheld, conditioned or delayed), may prevent us from taking certain actions during the pendency of the merger; and

•matters relating to the merger (including integration planning) will require substantial commitments of time and resources by our and Maxim’s management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to our business.
Until the completion of the merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our shareholders.
From and after the date of the Merger Agreement and prior to completion of the merger, the Merger Agreement restricts us from taking specified actions without Maxim’s consent and requires that our business be conducted in the ordinary course in all material respects. These restrictions may prevent us from making appropriate changes to our business or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from these restrictions during the pendency of the merger could be exacerbated by any delays in consummation of the merger or termination of the Merger Agreement.
Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.
Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in our business. Specifically:
•our and Maxim’s current and prospective employees will experience uncertainty about their future roles with the combined company, which might adversely affect the two companies’ abilities to retain key managers and other employees;
•uncertainty regarding the completion of the merger may cause our and Maxim’s customers, suppliers, distributors, vendors, strategic partners or others that deal with us or Maxim to delay or defer entering into contracts with us or Maxim, make other decisions concerning us or Maxim, or seek to change or cancel existing business relationships with us or Maxim, which could negatively affect our respective businesses;
•the Merger Agreement restricts us and our subsidiaries from taking specified actions during the pendency of the merger without Maxim’s consent, which may prevent us from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the merger; and
•the attention of our and Maxim’s management may be directed toward the completion of the merger.
We have diverted significant management resources in an effort to complete the merger and are subject to restrictions contained in the Merger Agreement on the conduct of our business. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.
We will incur significant acquisition-related costs in connection with the Maxim acquisition, and the combined company could incur substantial expenses related to the integration of Maxim.
We have incurred and expect to incur a number of non-recurring costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the merger. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including severance payments that may be made to certain Maxim employees, filing fees, printing expenses and other related charges. We will need to pay some of these costs regardless of whether the merger is completed.
The combined company will also incur restructuring and integration costs in connection with the merger. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of either us or the combined company. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the merger and the integration of Maxim’s business. Although we expect that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term or at all. We will bear many of these costs even if the merger is not completed. While we have assumed that certain expenses would be incurred in connection with the merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

Combining our business with Maxim’s may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the merger, which may adversely affect the combined company’s business results and negatively affect the value of the combined company’s common stock.
The success of the merger will depend on, among other things, the ability of the two companies to combine their businesses in a manner that facilitates growth opportunities and realizes expected cost savings. The combined company may encounter difficulties in integrating our and Maxim’s businesses and realizing the anticipated benefits of the merger. The combined company must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.
The merger involves the combination of two companies which currently operate, and until the completion of the merger will continue to operate, as independent public companies. There can be no assurances that our respective businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees from both companies, the loss of customers, the disruption of our, Maxim’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The combined company will be required to devote management attention and resources to integrating its business practices and operations, and prior to the merger, management attention and resources will be required to plan for such integration. Potential difficulties the combined company may encounter in the integration process include the following:
•lost sales and customers as a result of certain customers of either or both of the two companies deciding not to do business with the combined company, or deciding to decrease their amount of business in order to reduce their reliance on a single company;
•integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services, especially in the COVID-19 environment which has required employees to work remotely in some locations;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and
•performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.
Any of these factors could result in the combined company failing to realize the anticipated benefits of the acquisition, on the expected timeline or at all. An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what we and Maxim expect and may take longer to achieve than anticipated. If we and Maxim are not able to adequately address integration challenges, we may be unable to successfully integrate their operations or realize the anticipated benefits of the integration of the two companies.
The market value of our common stock could decline if large amounts of our common stock are sold following the Maxim acquisition.
If the merger is consummated, it is expected that we will issue a significant number of shares of our common stock to former Maxim stockholders. Former Maxim stockholders may decide not to hold the shares of our common stock that they will receive in the merger, and our shareholders may decide to reduce their investment in us as a result of the changes to our investment profile as a result of the merger. Other Maxim stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock that they receive in the merger. Such sales of our common stock could have the effect of depressing the market price for our common stock.

Risks Related to the Business
The extent to which the novel strain of the coronavirus (COVID-19) pandemic will adversely affect our business, financial condition and results of operations is uncertain.
The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have adversely impacted and are expected to further adversely impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States, the Philippines, Ireland, Singapore, Malaysia, China, and India, and each of these countries has been affected by the pandemic and taken measures to try to contain it, resulting in disruptions at some of our manufacturing operations and facilities. There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our vendors and suppliers. Increased restrictions on or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, would limit our capacity to meet customer demand and have a material adverse effect on our business, financial condition and results of operations.
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
The COVID-19 pandemic has significantly increased economic and demand uncertainty and has caused an economic slowdown that is likely to continue and result in a global recession. The COVID-19 pandemic has led to disruption and volatility in the global capital markets, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could cause further disruption in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition and results of operations.
We cannot at this time fully quantify or forecast the impact of the COVID-19 pandemic on our business. The degree to which the pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.
Political and economic uncertainty as well as disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.
Continuing political and global macroeconomic uncertainty, including related to the COVID-19 pandemic, trade and political disputes between the United States and China, and the United Kingdom's withdrawal from the European Union, and uncertainty regarding the stability of global credit and financial markets may lead consumers and businesses to postpone or reduce spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Financial difficulties experienced by our customers could result in nonpayment or payment delays for previously purchased products, thereby increasing our credit risk exposure. Uncertainty regarding the macroeconomic conditions as well as the future stability of the global credit and financial markets could cause the value of the currency in the affected markets to deteriorate, thus reducing the purchasing power of those customers. Significant disruption to global credit and financial markets may also adversely affect our ability to access external financing sources on acceptable terms. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland, the Philippines, Singapore and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Risks associated with our international business operations include the following:

•political, legal and economic changes, crises or instability and civil unrest in markets in which we do business, including potential macroeconomic weakness related to trade and political disputes between the United States and China, the United Kingdom's withdrawal from the European Union and the implementation of the United States-Mexico-Canada Agreement;
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
•natural disasters or public health emergencies, such as the current COVID-19 pandemic;
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
We carry outside basis differences in certain of our subsidiaries, primarily arising from acquisition accounting adjustments and undistributed earnings that are considered indefinitely reinvested. We intend to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate these earnings to fund our U.S. cash requirements. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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
•new accounting pronouncements or changes in existing accounting standards and practices; and
•the effects of public health emergencies, civil unrest, natural disasters, widespread travel disruptions, security risks, terrorist activities, international conflicts and other events beyond our control.
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first nine months of the fiscal year ending October 31, 2020 was below our U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide, including our current transfer pricing appeal in Ireland; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as Internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, employee malfeasance, user errors, catastrophes or other unforeseen events. Due to the COVID-19 pandemic, many of our employees are temporarily working remotely, which may pose additional data security risks. We also rely upon external cloud providers for certain infrastructure activities. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. We may also be subject to security breaches of our information technology systems and certain of our products caused by viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties or our employees or contractors. Our security measures or those of our third party service providers may not detect or prevent security breaches, defects, bugs or errors. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases where doing so is necessary to conduct our business. While we employ confidentiality agreements to protect such information, those third parties may nonetheless also be subject to security breaches or otherwise compromise the protection of such information. Security breaches of our information technology systems or those of our partners could result in the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us or to our employees, partners, customers, suppliers, or other third parties which could result in our suffering significant financial or reputational damage.
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
Our ability to make payments of principal and interest on our indebtedness when due depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. For example, the disruption to economic activity resulting from the COVID-19 pandemic has had, and is likely to continue to have, adverse effects on our supply chain, manufacturing operations and facilities, and workforce. If we are unable to generate sufficient cash flow from operations in the future to service our outstanding debt, we may be required to, among other things:
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
•announcements by us, our customers or our competitors of significant new products, technical innovations, material transactions, acquisitions or dispositions, litigation, capital commitments, including share repurchases and dividend policies, or revised earnings estimates;
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
Issuer Purchases of Equity Securities
On July 12, 2020, we entered into a definitive agreement to acquire Maxim Integrated Products, Inc., an independent manufacturer of innovative analog and mixed-signal products and technologies. As a result of this proposed acquisition, we have continued the temporary suspension of our share repurchase program, which was previously suspended in March 2020 as a result of the global macroeconomic environment.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 3, 2020 through May 30, 2020	3,124	$104.52	—	$1,893,079,550
May 31, 2020 through June 27, 2020	42,368	$118.58	—	$1,893,079,550
June 28, 2020 through August 1, 2020	106,225	$115.80	—	$1,893,079,550
Total	151,717	$116.34	—	$1,893,079,550

(a)Consists of 151,717 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
2.1
Agreement and Plan of Merger, dated as of July 12, 2020, by and among Analog Devices, Inc., Magneto Corp. and Maxim Integrated Products, Inc., filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 15, 2020 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended August 1, 2020 and August 3, 2019, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 1, 2020 and August 3, 2019, (iii) Condensed Consolidated Balance Sheets at August 1, 2020 and November 2, 2019, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended August 1, 2020 and August 3, 2019, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended August 1, 2020 and August 3, 2019 and (vi) Notes to Condensed Consolidated Financial Statements for the three and nine months ended August 1, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: August 19, 2020	By:	/s/ Vincent Roche
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2020	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)