Form 10-K
period 2020-10-31
ANALOG DEVICES INC
filed 2020-11-24
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File No. 1-7819
Analog Devices, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts			04-2348234
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

One Analog Way,	Wilmington,	MA	01887
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $29,650,000,000 based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on May 1, 2020. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of October 31, 2020, there were 369,484,899 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 10, 2021	III

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

PART I

ITEM 1.    BUSINESS
Company Overview, Strategy and Mission
Analog Devices, Inc. (we, Analog Devices or the Company) is a leading global high-performance analog technology company dedicated to solving our customers' most complex engineering challenges. We play a critical role at the intersection of the physical and digital world by providing the building blocks to sense, measure, interpret, connect and power. We design, manufacture, test and market a broad portfolio of solutions, including integrated circuits (ICs), software and subsystems that leverage high-performance analog, mixed-signal and digital signal processing technologies. Our comprehensive product portfolio, deep domain expertise and advanced manufacturing capabilities extend across high-performance precision and high-speed mixed-signal, power management and processing technologies – including data converters, amplifiers, power management, radio frequency (RF) ICs, digital signal processors (DSP) and other sensors.
The Third Wave of Information and Communications Technology, as we refer to it at Analog Devices, is characterized by ubiquitous sensing, hyper-scale and edge computing and pervasive connectivity. These technological trends are driving a continuous evolution of new generations of applications that are increasing the demand for Analog Devices’ high-performance analog, mixed-signal, power and RF ICs. We have positioned our business to capitalize on the secular growth opportunities across our markets and to deliver innovative solutions. Central to our strategy is our focus on challenges that our customers have across the most impactful application areas. That is built around the following three key priorities, which will continue to drive our long-term success:
•Efficient use of capital. Research and development (R&D) is critical to continue our cycle of innovation-driven success. We target the most attractive opportunities, particularly across our business-to-business (B2B) markets including Industrial, Automotive and Communications. We are also deeply committed to extracting value from our recent acquisitions to complement our R&D and drive long-term value creation. Through the development of cutting-edge innovations and our ability to solve difficult problems across a broad array of applications, we generate significant cash flow and are deeply committed to delivering strong shareholder returns.
•Deepening customer-centricity. We possess a broad range of product portfolios, applications expertise, and manufacturing capabilities in high-performance power management and precision and high-speed signal processing technologies. At the same time, our engineering talent continues to be an important competitive differentiator in the semiconductor space. We strive to be the destination for the world's best engineering talent with a team of more than 7,600 engineers. Together, our products and our engineering talent enable us to partner with our customers, leveraging our analog domain expertise and receiving the full benefit of our technology capabilities to develop complete and innovative solutions.
•Capitalizing on secular trends. We are positioned to capitalize on important secular growth trends, including Industry 4.0, 5G communications networks, data center connectivity, electric vehicles, in-cabin experience, digital healthcare and space, as we are well-aligned with the key B2B markets driving this increase in data and we will continue to be a critical partner in the collection, creation and communication of our customers’ edge data.
In addition to driving organic growth, our strategy involves expansion through the acquisition of businesses, assets or technologies that allow us to complement our existing product offerings, expand our market coverage, increase our engineering talent or enhance our technological capabilities. For example, we have executed on this strategy through:
•the acquisition of Hittite Microwave Corporation in the fiscal year ended November 1, 2014, which strengthened our market leadership in high-performance RF and broadened our portfolio across the entire frequency spectrum from DC to 100 gigahertz; and
•the acquisition of Linear Technology Corporation (Linear) in the fiscal year ended October 28, 2017, which added high-performance power management and additional precision signal processing to our portfolio, expanding and diversifying our offerings to deliver more complete solutions.
In the fiscal year ended October 31, 2020 (fiscal 2020), we announced the proposed acquisition of Maxim Integrated Products, Inc. (Maxim), which, if completed, will strengthen Analog Devices as an analog semiconductor leader. Specifically, the combination would increase our global scale and enhance our depth of domain expertise and engineering capabilities, enabling us to offer more complete solutions, serve more customers and capture a larger share of an estimated $60 billion total addressable market.
As a global company, we are also passionately driven to be a leading corporate citizen, creating a better tomorrow for all our stakeholders. We believe we have a responsibility to engineer a more sustainable future and we strive to make a positive impact on our society and our planet. We are focused on reducing our carbon footprint and our impact on the environment today, while striving to deliver a positive environmental impact for the future. Our goal is to make meaningful progress on environmental regeneration efforts and partner with our customers to help them solve their sustainability challenges. We leverage our expertise to develop new solutions to help restore natural resources, regenerate the quality of our biosphere and reduce carbon emissions. We are also committed to helping our employees thrive by building programs within our company that enhance our diverse and accepting workplace culture, while also broadening the availability of education, training and employment opportunities to communities across the globe. The Company also maintains an active role in developing solutions and participating in efforts that address serious climate and societal problems that impact our employees, our communities and our planet. In addition, in fiscal 2020, we established the Analog Devices Foundation to formalize our philanthropy and charitable giving.
We were incorporated in Massachusetts in 1965 with corporate headquarters in the Boston, Massachusetts area. In 2020, we moved our corporate headquarters from our facility in Norwood, Massachusetts to Wilmington, Massachusetts. The expanded facility in Wilmington features state of the art laboratories, design and manufacturing and cross-functional group collaboration space, while maintaining our commitment to environmental sustainability through the use of green building materials and solar panels, among other things. In addition, we have manufacturing facilities primarily in the United States, Ireland and Southeast Asia.  Our common stock is listed on the Nasdaq Global Select Market under the symbol ADI and is included in the Standard & Poor’s 500 Index.
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
Products
Semiconductor components are the building blocks used in electronic systems and equipment. These components are classified as either discrete devices, such as individual transistors, or as ICs, in which a number of transistors and other elements are combined to form a more complicated electronic circuit.
Our ICs are designed to address a wide range of real-world signal processing applications. We sell our ICs to more than 125,000 end customers worldwide, many of whom use products spanning our core technologies in a wide range of applications. Our IC product portfolio includes both general-purpose products used by a broad range of customers and applications, as well as application-specific products designed for specific target markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing more customized ICs, our standard products often provide a cost-effective solution for many low to medium volume applications. More specifically, our analog ICs monitor, condition, amplify or transform continuous analog signals associated with physical properties, such as temperature, pressure, weight, light, sound or motion, and play an important role in bridging real world phenomena to a variety of electronic systems. Analog ICs also provide voltage regulation and power control to electronic systems.
We also focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies, which leverage our data conversion, amplification, RF and microwave, microelectromechanical systems (MEMS), power management and DSP capabilities, and devise solutions that more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology platform for our general-purpose products, we can create application-specific solutions quickly and efficiently.
Our analog and mixed-signal IC technology has been the foundation of our business for over five decades, and we are one of the world’s largest suppliers of high-performance analog ICs. Our analog signal processing ICs are primarily high-performance devices, offering higher dynamic range, greater bandwidth, and other enhanced features. We believe that the principal advantages these products have as compared to competitors’ products include higher accuracy, higher speed, lower cost per function, smaller size, lower power consumption and fewer components, resulting in improved performance and reliability. Our product portfolio includes several thousand analog ICs, many of which can have several hundred end customers.

Our analog ICs typically have long product life cycles. Our analog IC customers include original equipment manufacturers (OEMs) and customers who build electronic subsystems for integration into larger systems.
Our product offerings include more than 45,000 SKUs that can be aggregated into the following general categories:
•Converters—We are a leading supplier of data converter products. Data converters translate real-world analog signals into digital data and also translate digital data into analog signals. Data converters remain our largest and most diverse product family and an area where we are continuously innovating to enable our customers to redefine and differentiate their products. Our converter products combine sampling rates and accuracy with the low noise, power, price and small package size required by industrial, automotive, consumer, and communications electronics.
•Amplifiers/Radio Frequency (RF) and Microwave—We are also a leading supplier of high-performance amplifiers which are used to condition analog signals. High performance amplifiers emphasize the performance dimensions of speed and precision. Within this product portfolio we provide precision, instrumentation, high speed, intermediate frequency/RF/microwave, broadband, and other amplifiers. Our analog product line also includes a broad portfolio of high-performance RF and microwave ICs covering the entire RF signal chain. Our high-performance RF and microwave ICs support the high-performance requirements of cellular infrastructure and a broad range of applications in our target markets, including instrumentation, aerospace and automotive.
•Power Management & Reference—Power management and reference products, which include functions such as power conversion, driver monitoring, sequencing and energy management, provide efficient solutions for power management and conversion applications in the automotive, communications, industrial and high-end consumer markets. Our high-performance power ICs include powerful performance, integration and software design simulation tools to provide fast and accurate power supply designs.
•Sensors & Actuators—Our analog technology portfolio is comprised of sensor and actuator products, including products based on MEMS technology. MEMS technology enables us to build extremely small sensors that incorporate an electromechanical structure and the supporting analog circuitry for conditioning signals obtained from the sensing element. Our MEMS product portfolio includes accelerometers used to sense acceleration, gyroscopes used to sense rotation, inertial measurement units used to sense multiple degrees of freedom combining multiple sensing types along multiple axes, and broadband switches suitable for radio and instrument systems. We offer other high-performance sensors, from temperature to magnetic fields, that are deployed in a variety of systems. In addition to sensor products, our other analog product category includes isolators that enable designers to implement isolation in designs without the cost, size, power, performance, and reliability constraints found with optocouplers.
•Digital Signal Processing and System Products (DSPs)— DSPs are optimized for high-speed numeric calculations, which are essential for instantaneous, or real-time, processing of digital data generated, in most cases, from analog to digital signal conversion. Our DSPs are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs are designed to provide the flexibility to modify the device’s function quickly and inexpensively using software. Our general-purpose DSP IC customers typically write their own algorithms using software development tools provided by us and third-party suppliers. Our DSPs are designed in families of products that share common architectures and therefore can execute the same software across a range of products.
Sales Channel
We sell our products globally to more than 125,000 end customers through a direct sales force, third-party distributors, independent sales representatives and via our website. We have direct sales offices, sales representatives and/or distributors in over 50 countries outside North America. We support our worldwide sales efforts through our website and with extensive promotional programs that include editorial coverage and paid advertising in online and printed trade publications, webinars, social media and communities, promotional and training videos, direct mail programs, technical seminars and participation in trade shows. We publish, share and distribute technical content such as data sheets, application guides and catalogs.  We maintain a staff of field application engineers who aid customers in incorporating our products into their products. In addition, we offer a variety of web-based tools that ease product selection and aid in the design process for our customers.
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
These distributors typically maintain an inventory of our products. Some of them also sell products that compete with our products, including those for which we are an alternate source. We make sales to distributors under agreements that allow certain distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, certain distributors are allowed to return unsold products if we terminate the relationship with the distributor. Additional information relating to our revenue and customer concentration is set forth in Note 2l, Concentrations of Risk; Note 2n, Revenue Recognition; and Note 4, Industry, Segment and Geographic Information, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
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
Markets
The breakdown of our annual revenue by end market is set out in the table below:

End Market*	Percent of Fiscal 2020 Revenue	Percent of Fiscal 2019 Revenue	Percent of Fiscal 2018 Revenue
Industrial	53%	50%	51%
Communications	21%	22%	19%
Automotive	14%	16%	16%
Consumer	11%	13%	15%
*The sum of the individual percentages may not equal 100% due to rounding.
The following describes some of the characteristics of, and customer products within, our major end markets of Industrial, Communications, Automotive and Consumer:
Industrial — Our industrial market includes the following sectors:
Industrial Automation and Instrumentation — Advances in automation and instrumentation are driving significant enhancements in efficiency and productivity. We provide solutions that enable greater flexibility, automation and digitization of manufacturing and other industrial settings. Our industrial automation applications generally require ICs that offer performance greater than that available from commodity-level ICs but generally do not have production volumes that warrant custom ICs. There is a trend towards development of products focused on particular sub-applications, which incorporate combinations of analog, mixed-signal, and DSP ICs to achieve the necessary functionality. Our automation and instrumentation customers are differentiated through the use of the highest performance analog and mixed-signal ICs available. Our automation and instrumentation market includes applications such as:

• Process control systems	• Oscilloscopes
• Connected motion and robotics	• Lab, chemical, and environmental analyzers
• Environmental control systems	• Weigh scales
Defense/Aerospace — The defense, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our analog ICs can be supplied in versions that meet these standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specially tested versions of products derived from our standard product offering. As end systems are becoming more complex, many of our customers in this market also look for us to provide higher levels of integration in order to minimize size, weight and power and to improve ease-of-use.  As such, we also sell products in the form of SiPs (system in package), printed circuit board assemblies, modules, and subsystems. Customer products include applications such as:

• Navigation systems	• Radar systems
• Space and satellite communications	• Security devices
• Communication systems	• Electronic surveillance and countermeasures
Healthcare — The healthcare market is evolving in response to the need for increased access to better and more affordable care, as well as a growing focus on preventative healthcare and the need to better manage chronic conditions. To help achieve this, we are collaborating with customers and partners on innovative solutions that are designed to achieve better outcomes for patients and physicians at reduced costs for all. Our offerings include both standard and application-specific products and are used in applications such as:

• Ultrasound systems	• Anesthesia equipment
• X-Ray equipment (CT and DR)	• Lab diagnostic equipment
• Image guided therapy	• Surgical tools and instruments
• Multi-parameter vital signs monitors	• Blood analyzers
• Disease management, e.g. hypertension and diabetes	• Point-of-care diagnostics
Energy Management — The global drive towards improved energy efficiency, conservation, reliability and cleanliness is driving investments in electrification across many different application areas, including electric vehicle charging infrastructure, renewable energy, power transmission and distribution systems, electric meters and other innovative areas. The common characteristic behind these efforts is the addition of sensing, measurement and communication technologies to electrical infrastructure. Our offerings include both standard and application-specific products and are used in applications such as:

• Utility meters	• Wind turbines
• Electric vehicle charging infrastructure	• Solar inverters
• Substation relays and automation equipment	• Building energy automation/control
Communications — The development of broadband, wireless and internet infrastructures around the world has created an important market for our communications products. Communications technology involves the processing of signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, creates demand for our products, which are used in the full spectrum of signal processing for data, video, voice and machine-to-machine communications. In wireless and wireline communication applications, our products are incorporated into:

• Cellular base station equipment	• Optical and cable networking equipment for data center and carrier providers
• Microwave backhaul systems	• Satellite and terrestrial broadband access equipment
Automotive - We develop differentiated high-performance signal processing solutions, which enable sophisticated transportation systems that span Infotainment, Electrification and Autonomous applications. Through collaboration with manufacturers worldwide, we have developed a broad portfolio of analog, digital, power and sensor ICs that address the emerging needs of this evolving industry. Our focus is on audio/video applications that lead to a more enriching in-cabin experience, electrification applications that improve vehicle range and reduce emissions, and mission-critical perception and navigation applications that enable vehicles to more clearly sense the external environment. Specifically, we have developed products used in applications such as:

•	Car audio, voice processing and connectivity	•	Inertial MEMS solutions for mission critical navigation, stability and safety systems
•	Video processing and connectivity	•	Battery monitoring and management systems
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
See Note 4, Industry, Segment and Geographic Information, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information about our products by end market.

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
Seasonality
Our sales are subject to a varying degree of seasonality. Historically, sales to customers during our first fiscal quarter may be lower than other quarters due to plant shutdowns at some of our customers during the holiday season. In general, the seasonality for any specific period of time has not had a material impact on our results of operations. In addition, as explained in our risk factors contained in Item 1A of this Annual Report on Form 10-K, our revenue is more likely to be influenced on a quarter to quarter basis by cyclicality in the semiconductor industry.
We believe that a number of factors should be used to assess future customer demand, including backlog, macroeconomic trends, customer insights and current customer bookings as compared to billings (book-to-bill) ratio. We define backlog to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. However, backlog may be impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. In addition, as is customary in the semiconductor industry, we allow most orders to be canceled or deliveries to be delayed by customers without significant penalty, while also allowing certain distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory.
Production Resources
Monolithic IC components are manufactured in a sequence of semiconductor production steps that include wafer fabrication, wafer testing, dicing the wafer into individual “chips,” or dice, assembly of the dice into packages and electrical testing of the devices in final packaged form. The raw materials used to manufacture these devices include silicon wafers, processing chemicals (including liquefied gases), precious metals laminates, ceramic and plastic used for packaging. We utilize, develop and employ a wide variety of manufacturing processes, primarily based on bipolar and complementary metal-oxide semiconductor (CMOS) transistors, which are specifically tailored for use in fabricating high-performance analog, DSP and mixed-signal ICs. Devices such as MEMS, iCoupler® isolators and various sensors are fabricated using specialized processes, which typically use substantially similar equipment as bipolar and CMOS processes.
Our IC products are fabricated on proprietary processes at our internal production facilities in Wilmington, Massachusetts; Milpitas, California; Camas, Washington; and Limerick, Ireland and also on a mix of proprietary and non-proprietary processes at third-party wafer fabricators. We currently source approximately half of our wafer requirements annually internally and the other half from third-party wafer fabrication foundries, such as Taiwan Semiconductor Manufacturing Company (TSMC) and others, typically where deep-submicron lithography capabilities and/or large manufacturing capacity is required. In addition, we operate an assembly and wafer sort facility in Penang, Malaysia, and test facilities in the Philippines and Singapore. We also make extensive use of third-party subcontractors for the assembly and testing of our products.

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
Patents and Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of October 31, 2020, we held approximately 3,629 U.S. patents and approximately 693 non-provisional pending U.S. patent applications with expiration dates ranging from 2020 through 2040. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products, and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.
Environmental, Health and Safety Compliance
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
Our EHS management systems in all of our facilities are certified to ISO 14001:2015 for environmental management, and all of our facilities conform to ISO 45001 for occupational health and safety. Our industrial hygiene surveillance program minimizes and prevents exposures in the workplace and reduces the risk of specific diseases. We use two industry standard metrics to assess injury performance and trends worldwide. All legacy Analog Devices' sites have ISO 45001 health and safety certification, while sites acquired as part of our acquisition of Linear are working towards certification to the same standard.
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
We are a member of the Responsible Business Alliance, which was formerly known as the Electronic Industry Citizenship Coalition. Our Corporate Responsibility Report (CRR) states our commitment to reducing Greenhouse gas emissions, conserving resources by consuming less energy and water, complying with our code of business conduct and ethics, and applying fair labor standards, among other things. We are not including the information contained in our CRR in, or incorporating it by reference into, this Annual Report on Form 10-K. The CRR is available on our website at www.analog.com/sustainability.

Human Capital and Empowerment
Our company was founded on the principle that people are our greatest asset. Our future success depends in large part on the continued service of our key technical and senior management personnel, and on our ability to continue to attract, retain and motivate qualified employees, particularly highly-skilled engineers involved in the design, development, support and manufacture of new and existing products and processes. In order for us to attract the best talent, we aim to offer challenging work in an environment that enables our employees to learn, grow and reach their full potential.
Core to our empowerment strategy is embracing diversity and building a culture of inclusion across the organization. We are working to achieve this by expanding the diversity of our workforce, creating growth and development opportunities for our employees, embracing different perspectives and fostering an inclusive work environment for all. As noted in "Environmental, Health and Safety Compliance" above, we published our annual CRR which details our sustainability efforts, operations efficiency, employee engagement, and governance, and also provides a look at the state of our organization and overview of some of the initiatives we have launched to drive continuous improvements across diversity and inclusion.
As of October 31, 2020, we had approximately 15,900 full-time employees, of whom approximately 7,600 are in engineering roles where our employees share a passion for solving customers' most complex problems. Approximately 58% of our workforce is male and 42% female. Our senior leadership team is 84% male and 16% female, while manager roles are approximately 79% male and 21% female. For fiscal 2020 our voluntary employee turnover rate was approximately 4.1%.
Our human capital resource objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. We strive to attract and retain the most talented employees in the industry and across the globe by offering competitive compensation and benefits that support their health, financial and emotional well-being. Our compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work regardless of gender, race or ethnicity. We use a combination of fixed and variable pay including base salary, bonuses, performance awards and stock-based compensation. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards. We offer employees benefits that vary by country and are designed to meet or exceed local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include a 401(k) plan with employer contributions; health benefits; life, business travel and disability insurance; additional voluntary insurance; paid time off and parental leave; education assistance; paid counseling assistance; backup child and adult care; adoption support; and family college planning. For further information concerning our equity incentive plans, see Note 3, Stock-based Compensation and Shareholders' Equity, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
We conduct annual assessments that review department goals to identify talent needs, assess how each division is positioned from a talent perspective, review the current state of talent vitality for each division, review key talent segments and prioritize actions to identify and develop talent. We encourage all employees to never stop learning through the 70-20-10 philosophy. We believe that by employees growing through career experiences (70%), learning from others (20%) and education (10%), they can continue to further their own growth and development. We offer employees access to various internal and external formal training and development courses to support individual development. We regularly review succession plans and focus on promoting internal talent to help grow our employees' careers.
In order to ensure that we are meeting our human capital objectives we frequently utilize employee surveys to understand the effectiveness of our employee and compensation programs and where we can improve across the company. Our latest survey completed in fiscal 2020 had a participation rate of over 80% of all our employees and the survey results indicated that we excel in areas including initiative, empowerment, opportunities to learn and grow and overall culture. Our dual focus of being a great place to work and providing industry-leading benefits and work culture has led to strong employee satisfaction and pride that has been recognized across the globe, as evidenced with the following awards: Forbes America’s Best Employers List (2019, 2018), Forbes Global 2000: World’s Best Employer List (2019, 2018) and The Boston Globe’s Top Places to Work (2019, 2018, 2017).

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
Risks Related to the Proposed Acquisition of Maxim Integrated Products, Inc.
Our ability to complete the acquisition of Maxim Integrated Products, Inc. (Maxim) is subject to various closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the acquisition not to be completed.
On July 12, 2020, we entered into a definitive agreement (the Merger Agreement) to acquire Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies. The merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, the receipt of required approvals under certain foreign competition laws, and the absence of governmental restraints or prohibitions preventing the consummation of the merger. No assurance can be given that the required governmental and regulatory consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we and Maxim expect to achieve if the merger is successfully completed within its expected time frame.
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
If the merger is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the merger, we would be subject to a number of risks, including the following:
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
•the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the merger and such restrictions, the waiver of which is subject to Maxim’s consent (not to be unreasonably withheld, conditioned or delayed), may prevent us from taking certain actions during the pendency of the merger; and
•matters relating to the merger (including integration planning) require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to our business.
In addition, we could be subject to time-consuming and costly litigation related to the merger. For example, as previously disclosed, in August and September 2020, three lawsuits were filed against the Company in connection with our proposed acquisition of Maxim. Two of the lawsuits were brought by purported shareholders against the Company and the members of our board of directors and the third lawsuit was brought by a purported shareholder of Maxim against Maxim, the members of Maxim’s board of directors, the Company and a subsidiary of the Company. In exchange for certain disclosures that we and Maxim voluntarily made in Current Reports on Form 8-K filed on September 30, 2020, plaintiffs in each of the lawsuits voluntarily dismissed their actions in their entirety, with prejudice as to the named plaintiffs only and without prejudice to any other members of any putative class.
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
•lost sales and customers as a result of certain of our and/or Maxim's customers deciding not to do business with the combined company, or deciding to decrease their amount of business in order to reduce their reliance on a single company;
•integrating personnel from the two companies while maintaining focus on providing consistent, high-quality products and services, especially in the COVID-19 environment which has required employees to work remotely in some locations;
•potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and
•our and/or Maxim's performance shortfalls as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.
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

Risks Related to our Global Operations
The extent to which the novel strain of the coronavirus (COVID-19) pandemic will adversely affect our business, financial condition and results of operations is uncertain.
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
•compliance requirements of U.S. customs and export regulations, including the Export Administration Regulations and the International Traffic and Arms Regulations;
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
Many of these risks are present within our business operations in China. For example, changes in U.S.-China relations, the political environment or international trade policies and relations could result in further revisions to laws or regulations or their interpretation and enforcement, increased taxation, trade sanctions, the imposition of import or export duties and tariffs, restrictions on imports or exports, currency revaluations, or retaliatory actions, which have had and may continue to have an adverse effect on our business plans and operating results. For example, the U.S. government has recently expanded export restrictions that limit our ability to sell to certain Chinese companies and to third parties that do business with those companies. These restrictions may negatively impact demand for our products, including by causing our current or potential customers to amass large inventories of our products, replace our products with products from another supplier that is not subject to the export restrictions, or focus on building indigenous semiconductor capacity to reduce reliance on U.S. suppliers. Furthermore, if these export restrictions cause our current or potential customers to view U.S. companies as unreliable, we could suffer reputational damage or lose business to foreign competitors who are not subject to such export restrictions, and our business could be materially harmed. We are continuing to evaluate the impact of these restrictions on our business, but these actions may have direct and indirect adverse impacts on our revenues and results of operations in China and elsewhere.
In addition, our success in the Chinese markets may be adversely affected by China's continuously evolving policies, laws and regulations, including those relating to antitrust, cybersecurity and data protection, the environment, indigenous innovation and the promotion of a domestic semiconductor industry, and intellectual property rights and enforcement and protection of those rights.
If we are unable to address our U.S. cash requirements, it may be necessary for us to consider repatriation of foreign earnings, which could have a material adverse effect on our results of operations and financial condition.
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
Risks Related to our Business, Industry and Partners
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may materially fluctuate.
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
•the effects of issued, threatened or retaliatory government sanctions, trade barriers or economic restrictions; changes in law, regulations or other restrictions, including executive orders; and changes in import and export regulations, including restrictions on exports to certain companies or to third parties that do business with such companies, export classifications, or duties and tariffs, particularly with respect to China;
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the fiscal year ended October 31, 2020 was below our U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide, including our current transfer pricing appeal in Ireland; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
Compliance with tax legislation may require the collection of information not regularly produced within the Company, and therefore necessitate the use of estimates in our Consolidated Financial Statements and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to tax legislation, and as more information is gathered and analyzed, our results may differ from previous estimates and may materially affect our Consolidated Financial Statements.
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
Our future success significantly depends on our ability to execute our business strategy, continue to innovate, improve our existing products, and design, develop, produce and market innovative new products and system-level solutions. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development, with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations.
Our growth is also dependent on our ability to identify and penetrate new markets where we have limited experience yet require significant investments, resources and technological advancements in order to compete effectively, and there can be no assurance that we will achieve success in these markets. There can be no assurance that the markets we serve and/or target based on our business strategy will grow in the future, that our existing and new products will meet the requirements of these markets, that our products, or the end-products in which our products are used, will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us, or that we can achieve or maintain adequate gross margins or profits in these markets.

We may not be able to compete successfully in markets within the semiconductor industry in the future.
We face intense competition in the semiconductor industry, and we expect this competition to increase in the future, including from companies located outside of the United States. For further discussion of our competitors, see Part I, Item 1 - Business—Competition of this Annual Report on Form 10-K. Competition is generally based on innovation, design, quality and reliability of products, product performance, features and functionality, product pricing, availability and capacity, technological service and support, and the availability of integrated system solutions, with the relative importance of these factors varying among products, markets and customers. Many companies have sufficient financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include both emerging companies selling specialized products in markets we serve and companies outside of the U.S., including entities associated with well-funded efforts by foreign governments to create indigenous semiconductor industries. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. In addition, as we seek to expand our business, including the design and production of products and services for developing and emerging markets, we may encounter increased competition from our current competitors and/or new competitors. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition. In addition, the semiconductor industry has experienced significant consolidation over the past several years. Consolidation among our competitors could lead to a changing competitive landscape, which could negatively impact our competitive position and market share and harm our results of operations.
We rely on third parties for supply of raw materials and parts, semiconductor wafer foundry services, assembly and test services, and transportation, among other things, and we generally cannot control their availability or conditions of supply or services.
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
In addition to leveraging an outsourcing model for manufacturing operations, we also rely on our internal manufacturing operations located in the United States, Ireland, the Philippines, Singapore and Malaysia. A prolonged disruption at, or inability to utilize, one or more of our manufacturing facilities, loss of raw materials or damage to our manufacturing equipment for any reason, including due to the COVID-19 pandemic, natural or man-made disasters, civil unrest or other events outside of our control, such as widespread outbreaks of illness, or the failure to maintain our labor force at one or more of these facilities, may disrupt our operations, delay production, shipments and revenue and result in us being unable to timely satisfy customer demand. As a result, we could forgo revenue opportunities, potentially lose market share and damage our customer relationships, all of which could materially and adversely affect our business, financial condition and results of operations.
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
Further, we sell to customers in industries such as automotive (including autonomous vehicles), aerospace, defense, and healthcare, where failure of the systems in which our products are integrated could cause damage to property or persons. We may be subject to product liability claims if our products, or the integration of our products, cause system failures. Any product liability claim, whether or not determined in our favor, could result in significant expense, divert the efforts of our technical and management personnel, and harm our business. In addition, if any of our products contain defects, or have reliability, quality or compatibility problems not capable of being resolved, our reputation may be damaged, which could make it more difficult for us to sell our products to customers and which could also adversely affect our operating results. Furthermore, we market and sell our products through authorized third-party distributors, and from time to time our products may be diverted from our authorized distribution channels and sold on the “gray market.” There is a risk that customers purchasing our products on the gray market may use our products for purposes for which they were not intended, or may purchase counterfeit or substandard products, including products that have been altered, mishandled or damaged, or used products presented as new, which could result in damage to property or persons and cause serious reputational harm.
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
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, diversify our product portfolio, expand our market coverage, increase our engineering workforce, expand our technical skill sets or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to invest in, purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions, investments and technology licenses are challenging to complete for a number of reasons, including difficulties in identifying potential targets, the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties related to integration efforts. In addition, investments in companies are subject to a risk of a partial or total loss of our investment. Both in the U.S. and abroad, governmental regulation of acquisitions, including antitrust and other regulatory reviews and approvals, has become more complex, increasing the costs and risks of undertaking and consummating significant acquisitions. In order to finance a potential transaction, we may need to raise additional funds by issuing securities or borrowing money. We may not be able to obtain financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common shareholders.
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

We are required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. If our estimates of such credits and rights are materially understated, it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
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
•changes in financial estimates or other statements made by securities analysts or others in analyst reports or other publications, or our failure to perform in line with those estimates or statements or our published guidance;
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
Our directors and executive officers periodically buy or sell shares of our common stock in the market, including pursuant to Rule 10b5-1 trading plans. Regardless of the individual's reasons for such purchases or sales, securities analysts and investors could view such transactions as positive or negative indicators and our stock price could be adversely affected as a result.
Risks Related to our Indebtedness
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
Risks Related to Legal, Regulatory and Compliance Matters
We may be unable to adequately protect our proprietary intellectual property rights, which may limit our ability to compete effectively.
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
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as Internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, employee malfeasance, user errors, catastrophes or other unforeseen events. Due to the COVID-19 pandemic, many of our employees and directors are temporarily working remotely, which may pose additional data security risks. We also rely upon external cloud providers for certain infrastructure activities. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. We may also be subject to security breaches of our information technology systems and certain of our products caused by viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties or our employees or contractors. Our security measures or those of our third-party service providers may not detect or prevent security breaches, defects, bugs or errors. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases where doing so is necessary to conduct our business. Those third parties may be subject to security breaches or otherwise compromise the protection of such information. Security breaches of our information technology systems or those of our partners could result in the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us or to our employees, partners, customers, suppliers, or other third parties which could result in our suffering significant financial or reputational damage.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our significant general offices and manufacturing facilities:

Properties		Approximate
Owned:	Use	Total Sq. Ft.

Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	832,000 sq. ft.
Wilmington, MA	Corporate headquarters, wafer fabrication, testing, engineering, sales, marketing and administrative offices	818,000 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, warehouse and distribution, engineering and administrative offices	632,000 sq. ft.
Milpitas, CA	Wafer fabrication, test and assembly; warehouse and distribution; engineering, sales, marketing and administrative offices	427,000 sq. ft.
Singapore (1)	Wafer test and packaging, warehouse and distribution, engineering, sales and administrative offices	384,000 sq. ft.
Penang, Malaysia (2)	Assembly and engineering offices, employee parking	350,000 sq. ft.
Chelmsford, MA	Final assembly of certain module and subsystem-level products, testing, engineering and administrative offices	174,000 sq. ft.
Camas, WA	Wafer fabrication	105,000 sq. ft.
Greensboro, NC	Product testing, engineering and administrative offices	99,000 sq. ft.
(1)We are planning to transition testing operations currently handled in our Singapore facility to our facilities in Penang, Malaysia and the Philippines and also to our outsourced assembly and test partners. As a result, this property is classified as held for sale as of October 31, 2020. Leases on the land used for this facility will also be transferred as part of the sale. For further information concerning our held for sale assets, see Note 2e, Property, Plant and Equipment, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
(2)Leases on the land used for this facility expire in 2054 through 2057.

			Lease
Properties		Approximate	Termination
Leased:	Use	Total Sq. Ft.	(fiscal year)	Renewals

Santa Clara, CA	Engineering, sales, marketing and administrative offices	445,000 sq. ft.	2030	2, five-yr. periods
Bangalore, India	Engineering and administrative offices	175,000 sq. ft.	2027	1, five-yr. period
Norwood, MA	Engineering, sales, marketing and administrative offices	130,000 sq. ft.	2022	2, five-yr. periods
Greensboro, NC	Engineering and administrative offices	51,000 sq. ft.	2024	1, five-yr. period
Shanghai, China	Engineering, sales and administrative offices	59,000 sq. ft.	2021	1, three-yr. period
Beijing, China	Engineering and sales offices	58,000 sq. ft.	2021	3, one- to three-yr. periods
In addition to the properties listed in the above tables, we also own or lease a number of other facilities in various locations in the United States and internationally that are used for manufacturing, engineering, sales and marketing and administration activities. Leases for these leased facilities expire at various dates through the year 2030. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases, see Note 9, Leases, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth (i) the name, age and position of each of our executive officers as of November 24, 2020 and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of our executive officers.

Executive Officer	Age	Position(s)	Business Experience
Vincent Roche	60	President and Chief Executive Officer	President and Chief Executive Officer since May 2013; President since November 2012; Vice President, Strategic Segments Group and Global Sales from October 2009 to November 2012; Vice President, Worldwide Sales from March 2001 to October 2009; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; and Product Marketing Manager from 1988 to 1995.
Prashanth Mahendra-Rajah	50	Senior Vice President, Finance and Chief Financial Officer	Senior Vice President, Finance and Chief Financial Officer since September 2017; Chief Financial Officer of WABCO Holdings Inc., a supplier of commercial vehicle technologies, from June 2014 to September 2017; Corporate Vice President and Segment CFO of the Silicon Systems Group of Applied Materials Inc., a provider of manufacturing equipment, services and software to the global semiconductor industry, from April 2012 to June 2014.
Martin Cotter	55	Senior Vice President, Worldwide Sales and Digital Marketing	Senior Vice President, Worldwide Sales and Digital Marketing since September 2016; Vice President Internet of Things (IoT), Healthcare, and Consumer Business Units, from November 2015 to September 2016; Vice President, Healthcare and Consumer Business Groups from November 2014 to November 2015; and VP, Communications Infrastructure Business Unit from October 2012 to November 2014.
Joseph (John) Hassett	62	Senior Vice President, Industrial and Consumer	Senior Vice President, Industrial and Consumer since December 2019; Interim Senior Vice President, Industrial, Healthcare, and Consumer from June 2019 to December 2019; Senior Vice President, Global Operations and Technology from May 2015 to June 2019; Vice President Assembly and Test Worldwide Manufacturing from 1994 to May 2015; and Director Assembly Operations Worldwide Manufacturing from 1990 to 1994.
Gregory Henderson	52	Senior Vice President, Automotive, Communications and Aerospace and Defense	Senior Vice President, Automotive, Communications and Aerospace and Defense since June 2017; Vice President, RF and Microwave Business Unit from July 2014 to June 2017; Vice President of the RF and Microwave Business Unit of Hittite Microwave Corporation, a maker of chips and related components, from October 2013 to July 2014; and Director Product Management of Harris Corporation, a defense contractor and technology provider of communications, electronic, and space and intelligence systems, from 2011 to October 2013.
Steve Pietkiewicz	61	Senior Vice President, Power Products	Senior Vice President, Power Products since June 2017; Vice President and General Manager of S Power Products from March 2017 to June 2017; Vice President and General Manager of S Power Products at Linear Technology Corporation, a manufacturer of high performance linear integrated circuits, from July 2007 to March 2017; General Manager, S Power Products at Linear Technology Corporation from April 2005 to July 2007; and Design Manager at Linear Technology Corporation from April 1995 to April 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Global Select Market under the symbol ADI. The number of holders of record of our common stock at November 20, 2020 was 2,019. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 30, 2020, the last reported sales price of our common stock on The Nasdaq Global Select Market was $118.53 per share.
On November 23, 2020, our Board of Directors declared a cash dividend of $0.62 per outstanding share of common stock. The dividend will be paid on December 15, 2020 to all shareholders of record at the close of business on December 4, 2020 and is expected to total approximately $229.1 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The table below summarizes the activity related to stock repurchases for the three months ended October 31, 2020. In March 2020, we temporarily suspended our share repurchase program as a result of the global macroeconomic environment. That suspension continued through the fourth quarter of fiscal 2020 given the planned acquisition of Maxim Integrated Products, Inc. We reinstated the common stock repurchase program effective November 2020 (fiscal 2021). Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 2, 2020 through August 29, 2020	9,671	$117.38	—	$1,893,079,550
August 30, 2020 through September 26, 2020	4,702	$114.52	—	$1,893,079,550
September 27, 2020 through October 31, 2020	44,794	$123.86	—	$1,893,079,550
Total	59,167	$122.06	—	$1,893,079,550
_______________________________________
(1)All shares repurchased related to shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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

Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since October 31, 2015 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on October 31, 2015 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

ITEM 6.     SELECTED FINANCIAL DATA
The following selected financial information has been derived from the Company's historical audited consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements and the accompanying notes for the corresponding fiscal years. The following are noteworthy when comparing year to year:
•The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2020, 2019, 2017, and 2016 were 52-week fiscal years. Fiscal 2018 was a 53-week fiscal year. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, fiscal 2018 included an additional week of operations as compared to other periods presented;
•Balances for fiscal 2018 and fiscal 2017 have been restated to reflect the adoption during fiscal 2019 of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). Therefore, balances from fiscal 2016 may not be comparable to other periods presented; and
•Fiscal 2017 includes the results of operations from the acquisition of Linear Technology Corporation from March 10, 2017.

(thousands, except per share amounts)	2020	2019	2018	2017	2016
Statement of Income data:
Revenue	$5,603,056	$5,991,065	$6,224,689	$5,246,354	$3,421,409
Net income	$1,220,761	$1,363,011	$1,506,980	$805,379	$861,664
Net income per common share
Basic	$3.31	$3.68	$4.05	$2.32	$2.79
Diluted	$3.28	$3.65	$4.00	$2.29	$2.76
Dividends declared per common share	$2.40	$2.10	$1.89	$1.77	$1.66
Balance Sheet data:
Total assets	$21,468,603	$21,392,641	$20,438,366	$21,118,283	$7,970,278
Debt	$5,145,102	$5,491,919	$6,332,674	$7,851,084	$1,732,177

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
The following discussion includes a comparison of our Results of Operations and Liquidity and Capital Resources for the fiscal years ended October 31, 2020 (fiscal 2020), the fiscal year ended November 2, 2019 (fiscal 2019) and the fiscal year ended November 3, 2018 (fiscal 2018). Our fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2020 and fiscal 2019 were 52-week fiscal periods, while fiscal 2018 was a 53-week period. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, fiscal 2018 included an additional week of operations as compared to fiscal 2020 and fiscal 2019.
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
Proposed Acquisition of Maxim Integrated Products, Inc.
On July 12, 2020, we entered into a definitive agreement (the Merger Agreement) to acquire Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. Under the terms of the Merger Agreement, Maxim stockholders will receive, for each outstanding share of Maxim common stock, 0.630 of a share of our common stock. The estimated merger consideration is approximately $23.0 billion based on the closing price of our common stock on November 20, 2020. Following the recent approval of Maxim stockholders and our shareholders, as well as the expiration of the waiting-period applicable to U.S. regulatory approval, the transaction is subject to customary closing conditions, including receipt of certain non-U.S. regulatory approvals. See Note 6, Acquisitions, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information.
Results of Operations
A discussion of changes in our results of operations from fiscal 2018 to fiscal 2019 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for fiscal 2019 filed with the Securities and Exchange Commission on November 26, 2019.

Overview

	Fiscal Year			2020 over 2019		2019 over 2018
	2020	2019	2018 (1)	$ Change	% Change	$ Change	% Change
Revenue	$5,603,056	$5,991,065	$6,224,689	$(388,009)	(6)%	$(233,624)	(4)%
Gross margin %	65.9%	67.0%	68.3%
Net income	$1,220,761	$1,363,011	$1,506,980	$(142,250)	(10)%	$(143,969)	(10)%
Net income as a % of revenue	21.8%	22.8%	24.2%
Diluted EPS	$3.28	$3.65	$4.00	$(0.37)	(10)%	$(0.35)	(9)%
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

	2020			2019			2018 (1)
	Revenue	% of Total Product Revenue (2)	Y/Y%	Revenue	% of Total Product Revenue (2)	Y/Y%	Revenue	% of Total Product Revenue (2)
Industrial	$2,987,542	53%	(1)%	$3,011,411	50%	(4)%	$3,143,566	51%
Communications	1,195,946	21%	(8)%	1,294,960	22%	12%	1,155,826	19%
Automotive	779,276	14%	(16)%	930,613	16%	(8)%	1,006,886	16%
Consumer	640,292	11%	(15)%	754,081	13%	(18)%	918,411	15%
Total Revenue	$5,603,056	100%	(6)%	$5,991,065	100%	(4)%	$6,224,689	100%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
(2)The sum of the individual percentages may not equal the total due to rounding.
Revenue decreased across all end markets in fiscal 2020 as compared to fiscal 2019. The revenue decreases in the Automotive end market were more pronounced as this market was impacted by lower vehicle sales and a global slowdown in production as many of our customers were required to suspend their operations in response to shelter in place orders from governments around the world in response to the COVID-19 pandemic. The revenue decreases in the Consumer end market resulted from a broad-based decrease in demand for our products in this end market, including lower demand for products used in portable consumer applications. The decline in the Communications end market was primarily the result of the timing of infrastructure deployment cycles and the ramp up of these cycles in certain regions during fiscal 2019. The percentage decline in our Industrial end market was less than the overall percentage decline in total revenue as the broad-based weakness across many applications was offset by growth in the instrumentation test, healthcare and energy sectors of this end market.
Revenue by Sales Channel
The following tables summarize revenue by sales channel. We sell our products globally through a direct sales force, third party distributors, independent sales representatives and via our website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and certain commercial customers for which revenue is recorded over time.

	2020		2019		2018 (1)
	Revenue	% of Total Revenue (2)	Revenue	% of Total Revenue (2)	Revenue	% of Total Revenue (2)
Distributors	$3,216,302	57%	$3,409,161	57%	$3,424,145	55%
Direct customers	2,300,493	41%	2,506,065	42%	2,721,885	44%
Other	86,261	2%	75,839	1%	78,659	1%
Total Revenue	$5,603,056	100%	$5,991,065	100%	$6,224,689	100%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
(2)The sum of the individual percentages may not equal the total due to rounding.
As indicated in the above table, the percentage of total revenue sold via each sales channel has remained relatively consistent in fiscal 2020, fiscal 2019 and fiscal 2018.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the geographic location of the distributors or OEMs who purchased the Company's products, for fiscal 2020, fiscal 2019 and fiscal 2018 was as follows:

				Change
	Fiscal Year			2020 over 2019		2019 over 2018
	2020	2019	2018 (1)	$ Change	% Change (2)	$ Change	% Change (2)
United States	$1,887,443	$2,020,886	$2,277,084	$(133,443)	(7)%	$(256,198)	(11)%
Rest of North and South America	41,250	55,059	46,276	(13,809)	(25)%	8,783	19%
Europe	1,245,695	1,374,673	1,405,686	(128,978)	(9)%	(31,013)	(2)%
Japan	521,720	657,632	714,846	(135,912)	(21)%	(57,214)	(8)%
China	1,348,011	1,316,275	1,215,949	31,736	2%	100,326	8%
Rest of Asia	558,937	566,540	564,848	(7,603)	(1)%	1,692	—%
Total Revenue	$5,603,056	$5,991,065	$6,224,689	$(388,009)	(6)%	$(233,624)	(4)%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
(2)The sum of the individual percentages may not equal the total due to rounding.
In all periods presented, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, and the Netherlands; and the predominant countries comprising “Rest of Asia” are Taiwan, Malaysia, South Korea and Singapore.
Total revenue decreased in fiscal 2020 as compared to fiscal 2019. However, revenue in China increased in fiscal 2020 as compared to fiscal 2019 as a result of the region's relatively quick recovery from COVID-19 related shutdowns as compared to other regions, as well as increases in demand across our broad market customers and stable revenue in the Communications end market attributable to the 5G ramp up.
The sales decrease in the United States year-over-year in fiscal 2020 was most pronounced in the Consumer end market. The sales decrease in Europe year-over-year in fiscal 2020 was primarily driven by products sold into the Automotive and Industrial end markets, while demand for products sold into the Communications end market was relatively flat. The sales decrease in Japan year-over-year in fiscal 2020 was broad-based as all end markets decreased from fiscal 2019. The sales decrease in Rest of Asia year-over-year in fiscal 2020 was primarily related to a decrease in our Communications revenue.

Gross Margin

				Change
	Fiscal Year			2020 over 2019		2019 over 2018
	2020	2019	2018 (1)	$ Change	% Change	$ Change	% Change
Gross margin	$3,690,478	$4,013,750	$4,250,396	$(323,272)	(8)%	$(236,646)	(6)%
Gross margin %	65.9%	67.0%	68.3%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Gross margin percentage in fiscal 2020 decreased by 110 basis points compared to fiscal 2019, primarily as a result of lower internal utilization of our factories due to decreased customer demand and temporary shutdowns at some of our manufacturing locations in response to the COVID-19 pandemic, partially offset by a write-down of inventory in fiscal 2019, which did not repeat in fiscal 2020.
Research and Development (R&D)

				Change
	Fiscal Year			2020 over 2019		2019 over 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
R&D expenses	$1,050,519	$1,130,348	$1,165,047	$(79,829)	(7)%	$(34,699)	(3)%
R&D expenses as a % of revenue	18.7%	18.9%	18.7%
R&D expenses decreased in fiscal 2020 as compared to fiscal 2019 primarily as a result of lower discretionary spending, partially in response to uncertainty associated with the COVID-19 pandemic, as well as lower R&D employee-related salary and benefit expenses and lower variable compensation expense.
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
Selling, Marketing, General and Administrative (SMG&A)

				Change
	Fiscal Year			2020 over 2019		2019 over 2018
	2020	2019	2018	$ Change	% Change	$ Change	% Change
SMG&A expenses	$659,923	$648,094	$695,540	$11,829	2%	$(47,446)	(7)%
SMG&A expenses as a % of revenue	11.8%	10.8%	11.2%
SMG&A expenses increased in fiscal 2020 as compared to fiscal 2019, primarily as a result of a $40.0 million charitable contribution to the Analog Devices Foundation made in the first quarter of fiscal 2020 and $20.1 million in acquisition-related transaction costs in connection with the proposed acquisition of Maxim, partially offset by lower discretionary spending in response to uncertainty associated with the COVID-19 pandemic, lower SMG&A employee-related salary and benefit expense and lower variable compensation expense.
Special Charges
We monitor global macroeconomic conditions on an ongoing basis and continue to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years.
Repositioning Actions: As a result of organizational initiatives to better align our global workforce with our long-term strategic plan, we recorded special charges of $49.4 million in fiscal 2020. The repositioning actions taken in fiscal 2020 are not expected to result in any future net annualized savings as the reduction in salary and benefits from workforce reductions will be redeployed to other areas of the business as part of the reorganizational initiative.

Closure of Manufacturing Facilities: As a result of our decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear), we recorded special charges of $2.9 million in fiscal 2020. Once fully implemented, we expect that these actions will result in estimated annual salary, variable compensation and employee benefit savings of approximately $60.0 million.
Operating Income

				Change
	Fiscal Year			2020 over 2019		2019 over 2018
	2020	2019	2018 (1)	$ Change	% Change	$ Change	% Change
Operating income	$1,498,244	$1,710,608	$1,899,589	$(212,364)	(12)%	$(188,981)	(10)%
Operating income as a % of revenue	26.7%	28.6%	30.5%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
The decrease in operating income in fiscal 2020 as compared to fiscal 2019 was primarily the result of a $323.3 million decrease in gross margin and an $11.8 million increase in SMG&A expenses, partially offset by a $79.8 million decrease in R&D expenses and a $43.3 million decrease in special charges as more fully described above under the headings Gross Margin, Selling, Marketing, General and Administrative (SMG&A), Research and Development (R&D) and Special Charges.
Nonoperating (Income) Expense

				Change
	Fiscal Year			2020 over 2019	2019 over 2018
	2020	2019	2018	$ Change	$ Change
Total Nonoperating expense	$186,627	$224,880	$244,275	$(38,253)	$(19,395)
The year-over-year decrease in nonoperating expense in fiscal 2020 as compared to fiscal 2019 was primarily the result of a decrease in interest expense related to our debt obligations.
Provision for Income Taxes

				Change
	Fiscal Year			2020 over 2019		2019 over 2018
	2020	2019	2018 (1)	$ Change	% Change	$ Change	% Change
Provision for income taxes	$90,856	$122,717	$148,334	$(31,861)	(26)%	$(25,617)	(17)%
Effective income tax rate	6.9%	8.3%	9.0%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Our effective tax rates for fiscal 2020 and fiscal 2019 were below the U.S. statutory rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. For fiscal 2020, our pretax income was primarily generated in Ireland at a tax rate of 12.5%. For fiscal 2019, our pretax income was primarily generated in Ireland and Singapore, at tax rates ranging from 12.5% to 17% in these jurisdictions.
Our tax rate for fiscal 2020 was also impacted by discrete items, primarily related to $25.9 million of income tax benefits resulting from the resolution of the Internal Revenue Service audit of Linear’s pre-acquisition federal income tax returns for fiscal 2015 through fiscal 2017, as well as other income tax benefits recorded upon the filing of our fiscal 2019 federal income tax return and excess tax benefits from stock-based compensation payments of $16.2 million.
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

Net Income

				Change
	Fiscal Year			2020 over 2019		2019 over 2018
	2020	2019	2018 (1)	$ Change	% Change	$ Change	% Change
Net income	$1,220,761	$1,363,011	$1,506,980	$(142,250)	(10)%	$(143,969)	(10)%
Net income, as a % of revenue	21.8%	22.8%	24.2%
Diluted EPS	$3.28	$3.65	$4.00	$(0.37)	(10)%	$(0.35)	(9)%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
The decrease in net income in fiscal 2020 as compared to fiscal 2019 was a result of a $212.4 million decrease in operating income, partially offset by a $38.3 million decrease in nonoperating expense and a $31.9 million decrease in provision for income taxes, as more fully described above under the headings Operating Income, Nonoperating (Income) Expense and Provision for Income Taxes.

Liquidity and Capital Resources
At October 31, 2020, our principal source of liquidity was $1,055.9 million of cash and cash equivalents, of which approximately $241.9 million was held in the United States and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts, transaction costs associated with our proposed acquisition of Maxim and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Fiscal Year
	2020	2019	2018 (1)
Net cash provided by operating activities	$2,008,487	$2,253,100	$2,442,361
Net cash provided by operating activities as a % of revenue	35.8%	37.6%	39.2%
Net cash used for investing activities	$(180,523)	$(293,186)	$(313,998)
Net cash used for financing activities	$(1,420,608)	$(2,126,794)	$(2,358,042)
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
The following changes contributed to the net change in cash and cash equivalents from fiscal 2019 to fiscal 2020. A discussion of changes in our liquidity and capital resources from fiscal 2018 to fiscal 2019 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for fiscal 2019 filed with the Securities and Exchange Commission on November 26, 2019.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The decrease in cash provided by operating activities during fiscal 2020 as compared to fiscal 2019 was primarily a result of lower net income, adjusted for non-cash items, and a decrease from changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The decrease in cash used for investing activities during fiscal 2020 as compared to fiscal 2019 was primarily the result of a decrease in cash used for capital expenditures.

Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The decrease in cash used for financing activities during fiscal 2020 as compared to fiscal 2019 was primarily the result of a net increase related to our debt instruments and a decrease in common stock repurchases, partially offset by an increase in dividend payments and a decrease in net proceeds from employee stock plans.
Working Capital

	Fiscal Year
	2020	2019	$ Change	% Change
Accounts receivable, net	$737,536	$635,136	$102,400	16%
Days sales outstanding (1)	45	39
Inventory	$608,260	$609,886	$(1,626)	—%
Days cost of sales in inventory (1)	116	110
_______________________________________
(1)We use the average of the current year and prior year ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The increase in accounts receivable for fiscal 2020 compared to fiscal 2019 was primarily the result of normal variations in the timing of collections and billings.
Inventory in dollars decreased in fiscal 2020 as compared to fiscal 2019, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to $1,365.0 million at October 31, 2020 from $1,508.6 million recorded at the end of fiscal 2019. The decrease was primarily due to decreases in the current portion our debt, partially offset by increases in accrued liabilities.
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
As of October 31, 2020, we have no outstanding borrowings under the revolving credit facility, but we may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement requires us to maintain a consolidated leverage ratio of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for a trailing twelve-month period of not greater than 3.5 to 1.0, assuming we do not undertake any significant acquisitions, mergers, and other fundamental changes. Should such a change occur, we may be authorized to increase the covenant to 4.0 to 1.0.  As of October 31, 2020, we were compliant with these covenants. See Note 13, Revolving Credit Facility, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our revolving credit facility.

Debt
As of October 31, 2020, we had $5.1 billion of carrying value outstanding on our debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees on these instruments that will accrete to the face value over the term of the debt. The indentures governing certain of our debt instruments contain covenants that may limit our ability to: incur, create, assume or guarantee any debt or borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of October 31, 2020, we were compliant with these covenants. See Note 14, Debt, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.
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
As of October 31, 2020, an additional $1.9 billion remained available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. In March 2020, we temporarily suspended our share repurchase program as a result of the global macroeconomic environment. That suspension continued through the fourth quarter of fiscal 2020 given the planned acquisition of Maxim. We reinstated the share repurchase program in November 2020 (which is part of the fiscal year ending October 30, 2021). Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $165.7 million in fiscal 2020 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2021 to be approximately 4% of fiscal 2021 revenue. These capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Analog Devices Foundation
During the first quarter of fiscal 2020, we contributed 335,654 shares of our common stock to the Analog Devices Foundation. As of the date of the contribution, the shares had a fair value of approximately $40.0 million. This expense was recorded in SMG&A in the Consolidated Statement of Income.
Dividends
On November 23, 2020, our Board of Directors declared a cash dividend of $0.62 per outstanding share of common stock. The dividend will be paid on December 15, 2020 to all shareholders of record at the close of business on December 4, 2020 and is expected to total approximately $229.1 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
The table below summarizes our contractual obligations in specified periods as of October 31, 2020:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Transition tax (1)	$626,742	$59,690	$119,380	$261,143	$186,529
Operating leases (2)	380,843	49,526	83,038	74,570	173,709
Other long-term liabilities (3)	69,921	37,131	31,333	87	1,370
Debt obligations (4)	5,175,000	—	1,825,000	950,000	2,400,000
Interest payments associated with debt obligations	1,299,346	161,321	289,731	220,494	627,800
Deferred compensation plan (5)	52,956	801	—	—	52,155
Pension funding (6)	6,985	6,985	—	—	—
Total	$7,611,793	$315,454	$2,348,482	$1,506,294	$3,441,563
_______________________________________
(1)Tax obligation relates to the one-time tax on deemed repatriated earnings under the Tax Cuts and Jobs Act of 2017 enacted in fiscal 2018. See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
(2)Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.
(3)Amounts primarily represent future fixed and non-cancellable cash payments associated with software technology and licenses, including the payments due within the next twelve months.
(4)Debt obligations are assumed to be held to maturity.
(5)These payments relate to obligations under our deferred compensation plan. The deferred compensation plan allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. The amount in the “More than 5 Years” column of the table represents the remaining total balance under the deferred compensation plan to be paid to participants who have not terminated employment. Since we cannot reasonably estimate the timing of withdrawals for participants who have not yet terminated employment, we have included the future obligation to these participants in the “More than 5 Years” column of the table.
(6)Our funding policy for our foreign defined benefit plans is consistent with the local requirements of each country. The payment obligations in the table are estimates of our expected contributions to these plans for the current fiscal year. The actual future payments may differ from the amounts presented in the table and reasonable estimates of payments beyond one year are not practical because of potential future changes in variables, such as plan asset performance, interest rates and the rate of increase in compensation levels. As of October 31, 2020, our net liability related to our defined benefit plans was $79.2 million. See Note 11, Retirement Plans, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
As of October 31, 2020, our total liabilities associated with uncertain tax positions was $24.7 million, which are included in non-current income taxes payable in our Consolidated Balance Sheets contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we have not included these uncertain tax positions in the above contractual obligations table.
The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information available as of October 31, 2020.
Off-balance Sheet Arrangements
As of October 31, 2020, we had no off-balance sheet financing arrangements.
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

Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to historical practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. The FASB has issued amendments and updates to the new standard, including practical expedients to be used during adoption.  The Company adopted the standard in the first quarter of fiscal 2020 under the modified retrospective approach. As a result of the adoption of ASU 2016-02, we changed our accounting policy for leases. See Note 9, Leases, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for details of the impact of this ASU on our financial statements.
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
Contract Balances: Accounts receivable represents our unconditional right to receive consideration from our customers. Payments are typically due within 30 to 45 days of invoicing and do not include a significant financing component. To date, there have been no material impairment losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the Consolidated Balance Sheets in any of the periods presented.
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
Goodwill
Goodwill is subject to impairment tests annually or more frequently if events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable, utilizing either the qualitative or quantitative method. We test goodwill for impairment at the reporting unit level, which we determined is consistent with our eight identified operating segments, on an annual basis on the first day of the fourth quarter (on or about August 2) or more frequently if we believe indicators of impairment exist or we reorganize our operating segments or reporting units.
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. When using the qualitative method, we consider several factors, including the following:
–the amount by which the fair values of each reporting unit exceeded their carrying values as of the date of the most recent quantitative impairment analysis, which indicated there would need to be substantial negative developments in the markets in which these reporting units operate in order for there to be potential impairment;

–the carrying values of these reporting units as of the assessment date compared to their previously calculated fair values as of the date of the most recent quantitative impairment analysis;
–the current forecasts as compared to the forecasts included in the most recent quantitative impairment analysis;
–public information from competitors and other industry information to determine if there were any significant adverse trends in our competitors' businesses;
–changes in the value of major U.S. stock indices that could suggest declines in overall market stability that could impact the valuation of our reporting units;
–changes in our market capitalization and overall enterprise valuation to determine if there were any significant decreases that could be an indication that the valuation of our reporting units had significantly decreased; and
–whether there had been any significant increases to the weighted-average cost of capital rates for each reporting unit, which could materially lower our prior valuation conclusions under a discounted cash flow approach.
If we elect not to use this option, or we determine that it is more likely than not that the fair value of a reporting unit is less than its net book value, then we perform the quantitative goodwill impairment test. The quantitative goodwill impairment test requires an entity to compare the fair value of a reporting unit with its carrying amount. If fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We determine the fair value of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, we reconcile the aggregate fair values of our reporting units determined, as described above, to our total company market capitalization, allowing for a reasonable control premium.
In fiscal 2019, we used the qualitative method of assessing goodwill for seven of our eight reporting units and the quantitative method for one reporting unit. During the second quarter of fiscal 2020, we performed a quantitative assessment of one of our reporting units due to the macroeconomic climate at that time. In our latest annual impairment evaluation that occurred as of August 2, 2020, we elected to use the quantitative method of assessing goodwill for all eight of our reporting units. In all periods presented, we concluded the reporting units' fair values exceeded their carrying amounts as of the assessment dates and no risk of impairment existed.
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

Accounting for Income Taxes
We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of income tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of certain expenses for tax and financial statement purposes. We assess the likelihood of the realization of deferred tax assets and record a corresponding valuation allowance as necessary if we determine those deferred tax assets may not be realized due to the uncertainty of the timing and amount to be realized of certain state and international tax credit carryovers. In reaching our conclusion, we evaluate certain relevant criteria including the existence of deferred tax liabilities that can be used to realize deferred tax assets, the taxable income in prior carryback years in the impacted state and international jurisdictions that can be used to absorb net operating losses and taxable income in future years. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, which may result in an increase or decrease to our income tax provision in future periods.
We account for uncertain tax positions by first determining if it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities prior to recording any benefit in the financial statements. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. For those tax positions where it is more likely than not that a tax position will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We classify interest and penalties related to uncertain tax positions within the provision for income taxes line of the Consolidated Statements of Income. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in known facts or circumstances, changes in tax law, effectively settled issues under audit, and new guidance on legislative interpretations. A change in these factors could result in the recognition of an increase or decrease to our income tax provision, which could materially impact our consolidated financial position and results of operations.
In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement and royalty arrangements among related entities. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions and income tax liabilities. In the event our assumptions are incorrect, the differences could have a material impact on our income tax provision and operating results in the period in which such determination is made. In addition to the factors described above, our current and expected effective tax rate is based on then-current tax law. Significant changes during the year in enacted tax law could affect these estimates.
See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
Stock-Based Compensation
Stock-based compensation expense associated with stock options and related awards is recognized in the Consolidated Statements of Income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options and market-based restricted stock units. We calculate the grant-date fair values of stock options using the Black-Scholes valuation model. The use of valuation models requires us to make estimates of key assumptions such as expected option term and stock price volatility to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. We recognize the expense related to equity awards on a straight-line basis over the vesting period. See Note 2r, Stock-based Compensation, and Note 3, Stock-Based Compensation and Shareholders' Equity, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for more information related to stock-based compensation.

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
Based on the $925.0 million of our floating rate debt outstanding as of October 31, 2020, our annual interest expense would change by approximately $9.3 million for each 100 basis point increase in interest rates.
In certain instances we utilize interest rate derivatives to manage interest rate exposure on both outstanding debt as well as future issuances. As of October 31, 2020 and November 2, 2019, for each 100 basis point decrease in the ten-year U.S. Treasury rate, the fair value of our outstanding derivative instruments would change by approximately $102.0 million and $100.0 million, respectively.
Based on our marketable securities outstanding as of October 31, 2020 and November 2, 2019, our annual interest income would change by approximately $10.6 million and $6.5 million, respectively, for each 100 basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of October 31, 2020 and November 2, 2019, a hypothetical 100 basis point increase in interest rates across all maturities would not materially impact the fair market value of the portfolio in either period. If significant, such losses would only be realized if we sold the investments prior to maturity.
As of October 31, 2020, we had $4.3 billion in principal amount of senior unsecured notes outstanding, with a fair value of $4.8 billion. The fair value of our notes is subject to interest rate risk, market risk, and other factors. Generally, the fair value of our notes will increase as interest rates fall and decrease as interest rates rise. The fair values of our notes as of October 31, 2020 and November 2, 2019, assuming a hypothetical 100 basis point increase in market interest rates, are as follows:

	October 31, 2020			November 2, 2019
(thousands)	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points
2020 Notes, due March 2020	$—	$—	$—	$300,000	$300,872	$299,793
2021 Notes, due January 2021	—	—	—	450,000	454,634	449,354
2021 Notes, due December 2021	400,000	408,565	404,170	400,000	402,591	394,524
2023 Notes, due June 2023	500,000	526,855	513,874	500,000	511,190	494,186
2023 Notes, due December 2023	550,000	590,177	572,965	550,000	567,159	545,897
2025 Notes, due April 2025	400,000	434,919	417,225	—	—	—
2025 Notes, due December 2025	850,000	969,033	924,695	850,000	914,567	866,162
2026 Notes, due December 2026	900,000	1,017,505	962,821	900,000	940,192	883,276
2036 Notes, due December 2036	250,000	298,153	265,210	250,000	270,891	240,492
2045 Notes, due December 2045	400,000	538,788	463,425	400,000	491,439	423,591
Foreign Currency Exposure
As more fully described in Note 2i, Derivative and Hedging Agreements, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at October 31, 2020 and November 2, 2019, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would result in approximately $18.5 million of losses and $12.1 million of losses, respectively, in changes in earnings or cash flows.

The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of October 31, 2020, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of October 31, 2020 and November 2, 2019:

	October 31, 2020	November 2, 2019
Fair value of forward exchange contracts assets	$5,427	$—
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$21,859	$20,810
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(20,276)	$(19,269)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. (the Company) as of October 31, 2020 and November 2, 2019, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 31, 2020 and November 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 24, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended October 31, 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Revenue Recognition – Measuring Variable Consideration
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company's sales contracts provide certain distributors with credits for price protection and rights of return, which results in variable consideration. During 2020, sales to distributors were $3.2 billion net of expected price protection discounts and rights of return for which the liability balance as of October 31, 2020 was $229.8 million.
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

Goodwill – Quantitative Impairment Assessment
Description of the Matter
The Company’s consolidated goodwill balance was $12.3 billion as of October 31, 2020. As described in Note 2 to the consolidated financial statements, the Company evaluates goodwill for impairment at the reporting unit level annually and performed a quantitative goodwill impairment assessment for each of its eight reporting units. The quantitative impairment assessment involves the comparison of the fair value of each reporting unit to its respective carrying amount. The Company used a weighting of the income and market approaches to determine the fair value of each reporting unit.
Auditing management's quantitative goodwill impairment test involved a high degree of auditor judgment due to the significant estimation required to determine the fair value of each reporting unit. In particular, the fair value estimate for one of the eight reporting units was sensitive to significant assumptions, such as forecasted revenues, gross profit margins, operating income margins, long-term discount rate, perpetual growth rate, identification of comparable publicly traded companies and estimated valuation multiples, which led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions as outlined above, used in determining the fair value of this reporting unit.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's quantitative goodwill impairment assessment process. For example, we tested controls over management's review of the valuation model and the significant assumptions used.
To test the estimated fair value of the reporting unit, our audit procedures included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We tested significant assumptions by comparing them to current and forecasted industry and economic trends, analyst reports, and forecasted peer company information. We evaluated management’s ability to accurately forecast by comparing actual results to historical forecasts. We also performed sensitivity analyses of certain assumptions to evaluate changes in the fair value that would result from changes in the assumptions. With the assistance of our valuation specialists, we evaluated the selection of the long-term discount rate and perpetual growth rate, including testing the underlying source information and the mathematical accuracy of the calculations by developing a range of independent estimates and comparing those to the rates selected by management. We also involved our valuation specialists to evaluate the market approach, including evaluating the reasonableness of the selected comparable publicly traded companies and the resulting market multiples calculation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1967.

Boston, Massachusetts
November 24, 2020

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended October 31, 2020, November 2, 2019 and November 3, 2018

(thousands, except per share amounts)	2020	2019	2018 (1)
Revenue
Revenue	$5,603,056	$5,991,065	$6,224,689
Costs and Expenses
Cost of sales	1,912,578	1,977,315	1,974,293
Gross margin	3,690,478	4,013,750	4,250,396
Operating expenses:
Research and development	1,050,519	1,130,348	1,165,047
Selling, marketing, general and administrative	659,923	648,094	695,540
Amortization of intangibles	429,455	429,041	428,902
Special charges	52,337	95,659	61,318
	2,192,234	2,303,142	2,350,807
Operating income:	1,498,244	1,710,608	1,899,589
Nonoperating expense (income):
Interest expense	193,305	229,075	253,589
Interest income	(4,305)	(10,229)	(9,383)
Other, net	(2,373)	6,034	69
	186,627	224,880	244,275
Earnings
Income before income taxes	1,311,617	1,485,728	1,655,314
Provision for income taxes	90,856	122,717	148,334
Net income	$1,220,761	$1,363,011	$1,506,980

Shares used to compute earnings per common share — basic	368,633	369,133	370,430
Shares used to compute earnings per common share — diluted	371,973	372,871	374,938

Basic earnings per common share	$3.31	$3.68	$4.05
Diluted earnings per common share	$3.28	$3.65	$4.00
_______________________________________
(1) Balances have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements.

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended October 31, 2020, November 2, 2019 and November 3, 2018

(thousands)	2020	2019	2018 (1)
Net income	$1,220,761	$1,363,011	$1,506,980
Foreign currency translation adjustment	3,224	(1,365)	(6,222)
Change in fair value of available-for-sale securities	—	10	(10)
Change in unrecognized gains/losses on derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of tax of $17,468 in 2020, $29,401 in 2019 and $416 in 2018)	(51,437)	(111,327)	(1,863)
Adjustment for realized gain/loss reclassified into earnings (net of tax of $158 in 2020, $1,518 in 2019 and $94 in 2018)	(839)	7,667	(1,613)
Total change in derivative instruments designated as cash flow hedges, net of tax	(52,276)	(103,660)	(3,476)
Changes in accumulated other comprehensive loss — pension plans:
Change in transition asset	—	—	10
Change in actuarial loss/gain (net of tax of $5,167 in 2020, $5,734 in 2019 and $2,363 in 2018)	(10,231)	(24,344)	12,616
Change in prior service cost/income	—	—	1
Total change in accumulated other comprehensive loss — pension plans, net of tax	(10,231)	(24,344)	12,627
Other comprehensive (loss) income	(59,283)	(129,359)	2,919
Comprehensive income	$1,161,478	$1,233,652	$1,509,899
_______________________________________
(1) Balances have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements.

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
October 31, 2020 and November 2, 2019

(thousands, except per share amounts)	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$1,055,860	$648,322
Accounts receivable less allowances of $4,350 ($8,387 in 2019)	737,536	635,136
Inventories	608,260	609,886
Prepaid expenses and other current assets	116,032	91,782
Total current assets	2,517,688	1,985,126
Property, Plant and Equipment, at Cost
Land and buildings	974,604	956,099
Machinery and equipment	2,667,846	2,609,493
Office equipment	85,291	85,490
Leasehold improvements	157,915	160,175
	3,885,656	3,811,257
Less accumulated depreciation and amortization	2,765,095	2,591,268
Net property, plant and equipment	1,120,561	1,219,989
Other Assets
Other investments	86,729	77,324
Goodwill	12,278,425	12,256,880
Intangible assets, net	3,650,280	4,217,224
Deferred tax assets	1,503,064	1,582,382
Other assets	311,856	53,716
Total other assets	17,830,354	18,187,526
	$21,468,603	$21,392,641
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$227,273	$225,270
Income taxes payable	182,080	187,879
Debt, current	—	299,667
Accrued liabilities	955,633	795,816
Total current liabilities	1,364,986	1,508,632
Non-current Liabilities
Long-term debt	5,145,102	5,192,252
Deferred income taxes	1,919,595	2,088,212
Income taxes payable	591,780	654,420
Other non-current liabilities	449,195	239,937
Total non-current liabilities	8,105,672	8,174,821
Commitments and contingencies (Note 10)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 369,484,899 shares outstanding (368,302,369 on November 2, 2019)	61,582	61,385
Capital in excess of par value	4,949,586	4,936,349
Retained earnings	7,236,238	6,899,253
Accumulated other comprehensive loss	(249,461)	(187,799)
Total shareholders’ equity	11,997,945	11,709,188
	$21,468,603	$21,392,641

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended October 31, 2020, November 2, 2019 and November 3, 2018

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, OCTOBER 28, 2017 (1)	368,636	$61,441	$5,250,519	$5,179,024	$(61,359)
Net Income — 2018 (1)				1,506,980
Dividends declared and paid - $1.89 per share				(703,307)
Issuance of stock under stock plans and other	4,012	668	98,359
Tax benefit — equity based awards			7,741
Stock-based compensation expense			151,165
Other comprehensive income					2,919
Common stock repurchased	(2,488)	(415)	(225,562)
BALANCE, NOVEMBER 3, 2018 (1)	370,160	61,694	5,282,222	5,982,697	(58,440)
Effect of Accounting Standards Update 2016-16				331,026
Net Income — 2019				1,363,011
Dividends declared and paid - $2.10 per share				(777,481)
Issuance of stock under stock plans and other	4,271	712	115,811
Stock-based compensation expense			150,300
Other comprehensive loss					(129,359)
Common stock repurchased	(6,129)	(1,021)	(611,984)
BALANCE, NOVEMBER 2, 2019	368,302	61,385	4,936,349	6,899,253	(187,799)
Effect of Accounting Standards Update 2018-02				2,379	(2,379)
Net Income — 2020				1,220,761
Dividends declared and paid - $2.40 per share				(886,155)
Issuance of stock under stock plans and other	3,110	518	67,885
Issuance of stock as charitable contribution	336	56	39,944
Stock-based compensation expense			149,518
Other comprehensive loss					(59,283)
Common stock repurchased	(2,263)	(377)	(244,110)
BALANCE, OCTOBER 31, 2020	369,485	$61,582	$4,949,586	$7,236,238	$(249,461)
_______________________________________
(1)Balances have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements.

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 31, 2020, November 2, 2019 and November 3, 2018

(thousands)	2020	2019	2018 (1)
Cash flows from operating activities:
Net income	$1,220,761	$1,363,011	$1,506,980
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	233,775	240,677	228,525
Amortization of intangibles	577,148	570,574	570,538
Stock-based compensation expense	149,518	150,300	151,165
Non-cash impairment included in special charges	—	14,167	—
Other non-cash activity	5,418	40,907	36,569
Non-cash contribution to charitable foundation	40,000	—	—
Deferred income taxes	(113,948)	(91,253)	(730,376)
Change in operating assets and liabilities:
Accounts receivable	(101,626)	5,890	45,979
Inventories	1,760	(42,771)	(34,636)
Prepaid expenses and other current assets	(3,666)	(11,797)	(1,588)
Deferred compensation plan investments	(3,853)	(7,301)	(7,484)
Accounts payable and accrued liabilities	103,104	(6,371)	(18,397)
Deferred compensation plan liability	3,853	7,308	7,484
Income taxes payable, current	29,441	74,993	(8,506)
Other liabilities	(133,198)	(55,234)	696,108
Total adjustments	787,726	890,089	935,381
Net cash provided by operating activities	2,008,487	2,253,100	2,442,361

Cash flows from investing:
Additions to property, plant and equipment, net	(165,692)	(275,372)	(254,876)
Payments for acquisitions, net of cash acquired	(14,196)	(11,170)	(52,839)
Change in other assets	(635)	(6,644)	(6,283)
Net cash used for investing activities	(180,523)	(293,186)	(313,998)

Cash flows from financing activities:
Proceeds from debt	395,646	1,250,000	743,778
Early termination of debt	—	(1,250,000)	—
Debt repayments	(750,000)	(850,000)	(2,275,000)
Payments on revolver	(350,000)	(75,000)	—
Proceeds from revolver	350,000	75,000	—
Dividend payments to shareholders	(886,155)	(777,481)	(703,307)
Repurchase of common stock	(244,487)	(613,005)	(225,977)
Proceeds from employee stock plans	68,403	116,523	99,027
Change in other financing activities	(4,015)	(2,831)	3,437
Net cash used for financing activities	(1,420,608)	(2,126,794)	(2,358,042)
Effect of exchange rate changes on cash	182	(1,389)	(1,568)
Net increase (decrease) in cash and cash equivalents	407,538	(168,269)	(231,247)
Cash and cash equivalents at beginning of year	648,322	816,591	1,047,838
Cash and cash equivalents at end of year	$1,055,860	$648,322	$816,591
_______________________________________
(1)Balances have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements.

See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 31, 2020, November 2, 2019 and November 3, 2018
(all tabular amounts in thousands except per share amounts)

1.Description of Business
Analog Devices, Inc. (Analog Devices or the Company) is a leading global high-performance analog technology company dedicated to solving its customers' most complex engineering challenges. Since its inception in 1965, the Company has played a critical role at the intersection of the physical and digital world by providing the building blocks to sense, measure, interpret, connect and power. The Company designs, manufactures, tests and markets a broad portfolio of solutions, including integrated circuits (ICs), software and subsystems that leverage high-performance analog, mixed-signal and digital signal processing technologies. The Company's comprehensive product portfolio, deep domain expertise and advanced manufacturing capabilities extend across high-performance precision and high-speed mixed-signal, power management and processing technologies – including data converters, amplifiers, power management, radio frequency ICs, digital signal processors and other sensors. The Company's focus is largely on the business-to-business end markets of Industrial, Automotive and Communications and related applications, as well as Consumer applications, with the goal of driving sustainable and profitable growth over the long term.

2. Summary of Significant Accounting Policies
a.Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the presentation for the fiscal year ended October 31, 2020 (fiscal 2020).
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2020 and fiscal 2019 were 52-week fiscal periods, while fiscal 2018 was a 53-week period. The additional week in fiscal 2018 was included in the first quarter ended February 3, 2018. Therefore, fiscal 2018 included an additional week of operations as compared to fiscal 2020 and fiscal 2019.
On July 12, 2020, the Company entered into a definitive agreement (the Merger Agreement) to acquire Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. See Note 6, Acquisitions, of the Notes to Consolidated Financial Statements for additional information.
As further discussed in Note 2n, Revenue Recognition, of the Notes to Consolidated Financial Statements, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09), in the first quarter of fiscal 2019. See Note 2n, Revenue Recognition, of the Notes to Consolidated Financial Statements for the details of the Company’s revenue recognition policies. As shown in the table below, pursuant to the guidance in ASU 2014-09, the Company restated its historical financial results to be consistent with the standard. Accordingly, the amounts for fiscal 2020, fiscal 2019 and fiscal 2018 periods presented in this Form 10-K reflect the impact of ASU 2014-09.
In addition, the Company adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in the first quarter of fiscal 2019. Under this ASU, the service cost component of net periodic benefit cost is recorded in Cost of sales, Research and development, and Selling, marketing, general and administrative expenses, while the remaining components are recorded to Other, net within the Company's Consolidated Statements of Income. As such, the prior year amounts have been reclassified to provide comparable presentation in line with the guidance in ASU 2017-07 based on amounts previously disclosed for the various components of net periodic benefit cost. See Note 11, Retirement Plans, of the Notes to Consolidated Financial Statements for more information on the adoption of ASU 2017-07.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tables below reconcile the impact of ASU 2014-09 and ASU 2017-07 on the Consolidated Statement of Income for the year ended November 3, 2018:

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
In addition, in the first quarter of fiscal 2019, the Company adopted ASU 2016-16, Income Taxes (Topic 740) (ASU 2016-16) using the modified retrospective method with a cumulative-effect adjustment directly to retained earnings. ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. The adoption of ASU 2016-16 resulted in the following cumulative-effect increase in the Company's deferred tax assets, deferred tax liabilities and retained earnings:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	November 4, 2018
	Beginning Balance November 3, 2018 as Adjusted	Impact of Adoption of ASU 2016-16	Balance November 4, 2018
Deferred tax assets	$9,665	$1,655,129	$1,664,794
Deferred income taxes	$990,409	$1,324,103	$2,314,512
Retained earnings	$5,982,697	$331,026	$6,313,723
See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements for more information on the adoption of ASU 2016-16.
b.Cash and Cash Equivalents
Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of ninety days or less at the time of acquisition. Cash and cash equivalents consist primarily of government and institutional money market funds, corporate obligations such as commercial paper and floating rate notes, bonds, demand deposit accounts and bank time deposits.
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
The Company’s deferred compensation plan investments are classified as trading. See Note 2j, Fair Value and Note 11, Retirement Plans, of the Notes to Consolidated Financial Statements for additional information on these investments.
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
The components of the Company’s cash and cash equivalents as of October 31, 2020 and November 2, 2019 were as follows:

	2020	2019
Cash	$239,607	$152,432
Available-for-sale	816,253	416,890
Held-to-maturity	—	79,000
Total cash and cash equivalents	$1,055,860	$648,322
See Note 2j, Fair Value, of the Notes to Consolidated Financial Statements for additional information on the Company’s cash equivalents.
c.Supplemental Cash Flow Statement Information

	2020	2019	2018
Cash paid during the fiscal year for:
Income taxes	$237,691	$205,762	$211,473
Interest	$185,854	$216,143	$233,436
d.Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or market. The valuation of inventory requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The Company employs a variety of methodologies to determine the net realizable value of its inventory. While a portion of the calculation to record

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Inventories at October 31, 2020 and November 2, 2019 were as follows:

	2020	2019
Raw materials	$33,806	$35,447
Work in process	443,690	400,409
Finished goods	130,764	174,030
Total inventories	$608,260	$609,886
e.Property, Plant and Equipment
Property, plant and equipment (PP&E) is recorded at cost, less allowances for depreciation. The straight-line method of depreciation is used for all classes of assets for financial statement purposes while both straight-line and accelerated methods are used for income tax purposes. Leasehold improvements are depreciated over the lesser of the term of the lease or the useful life of the asset. Repairs and maintenance charges are expensed as incurred. Depreciation is based on the following ranges of estimated useful lives:

Buildings	Up to 30 years
Machinery & equipment	3-10 years
Office equipment	3-10 years
Leasehold improvements	7-20 years
The Company reviews PP&E for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate over their remaining economic lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is depreciated over the revised useful life. The Company has not recorded any material impairment charges related to its PP&E in fiscal 2020, fiscal 2019 or fiscal 2018.
PP&E is identified as held for sale when it meets the held for sale criteria of Accounting Standards Codification Topic 360, Property, Plant, and Equipment (ASC 360). Depreciation is not recorded for assets that are classified as held for sale. When an asset meets the held for sale criteria, the lower of its carrying value or fair value less costs to sell is reclassified from the relevant PP&E line items and into current assets on the balance sheet, where it remains until it is either sold or it no longer meets the held for sale criteria. If the assets held for sale were carried at fair value, it would be considered a Level 3 fair value measurement, and determined based on the use of appraisals and input from market participants.
As further discussed in Note 5, Special Charges, of the Notes to Consolidated Financial Statements, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines and also to its outsourced assembly and test partners. Accordingly, management has entered into an agreement to sell the facility and transfer the related land lease in Singapore in May 2021 and has determined that this facility and certain equipment therein have met the held for sale criteria as specified in ASC 360. No write-down to fair value was required upon this designation, as the fair value of the asset group, less costs to sell, was greater than its carrying value. As shown below, this carrying value was reclassified from PP&E to Prepaid expenses and other current assets as of October 31, 2020:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 31, 2020
Land and buildings	$36,451
Machinery and equipment	1,468
Office equipment	197
Leasehold improvements	5,744
43,860
Less accumulated depreciation and amortization	(21,706)
Net property, plant and equipment reclassified to Prepaid expenses and other current assets	$22,154

f.Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable, utilizing either the qualitative or quantitative method. The Company tests goodwill for impairment at the reporting unit level, which the Company has determined is consistent with its eight identified operating segments, on an annual basis on the first day of the fourth quarter (on or about August 2) or more frequently if indicators of impairment exist or the Company reorganizes its operating segments or reporting units.
The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. When using the qualitative method, the Company considers several factors, including the following:
–the amount by which the fair values of each reporting unit exceeded their carrying values as of the date of the most recent quantitative impairment analysis, which indicated there would need to be substantial negative developments in the markets in which these reporting units operate in order for there to be potential impairment;
–the carrying values of these reporting units as of the assessment date compared to the previously calculated fair values as of the date of the most recent quantitative impairment analysis;
–the Company's current forecasts as compared to the forecasts included in the most recent quantitative impairment analysis;
–public information from competitors and other industry information to determine if there were any significant adverse trends in the Company's competitors' businesses;
–changes in the value of major U.S. stock indices that could suggest declines in overall market stability that could impact the valuation of the Company's reporting units;
–changes in the Company's market capitalization and overall enterprise valuation to determine if there were any significant decreases that could be an indication that the valuation of its reporting units had significantly decreased; and
–whether there had been any significant increases to the weighted-average cost of capital rates for each reporting unit, which could materially lower the Company's prior valuation conclusions under a discounted cash flow approach.
If the Company elects not to use this option, or it determines that it is more likely than not that the fair value of a reporting unit is less than its net book value, then the Company performs the quantitative goodwill impairment test. The quantitative goodwill impairment test requires an entity to compare the fair value of a reporting unit with its carrying amount. If fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, the Company considers income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Management determines the fair values of the reporting units using a weighting of the income and market approaches. Under the income approach, it uses a discounted cash flow methodology, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates and long-term discount rates, among others. For the market approach, it uses the guideline public company method. Under this method management utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain its respective fair value. In order to assess the reasonableness of the calculated values, the aggregate fair values of the reporting units are reconciled to the Company's total market capitalization, allowing for a reasonable control premium.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In fiscal 2019, management elected to use the qualitative method of assessing goodwill for seven of its eight reporting units and the quantitative method for one reporting unit. During the second quarter of fiscal 2020, the Company performed a quantitative assessment of one of its reporting units due to the macroeconomic climate at the time. In the latest annual impairment evaluation that occurred as of August 2, 2020, the Company used the quantitative method of assessing goodwill for all eight of its reporting units. In all periods presented, management concluded the reporting units' fair values exceeded their carrying amounts as of the assessment dates and no risk of impairment existed.
The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of the fiscal year ending October 30, 2021 (fiscal 2021) unless indicators arise that would require the Company to reevaluate at an earlier date.
The following table presents the changes in goodwill during fiscal 2020 and fiscal 2019:

	2020	2019
Balance at beginning of year	$12,256,880	$12,252,604
Goodwill related to other acquisitions (1)	17,839	6,702
Foreign currency translation adjustment	3,706	(2,426)
Balance at end of year	$12,278,425	$12,256,880
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
As of October 31, 2020 and November 2, 2019, the Company’s intangible assets consisted of the following:

	October 31, 2020		November 2, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$4,700,454	$1,703,299	$4,696,562	$1,284,256
Technology-based	1,136,742	518,328	1,145,283	385,618
Trade-name	72,200	37,489	73,417	28,164
Total (1) (2)	$5,909,396	$2,259,116	$5,915,262	$1,698,038
_______________________________________
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation.
(2) Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.
Amortization expense related to intangible assets was $577.1 million, $570.6 million and $570.5 million in fiscal 2020, 2019 and 2018, respectively, and is recorded in Cost of sales and Amortization of intangibles on the Consolidated Statements of Income. The remaining amortization expense will be recognized over a weighted average life of approximately 3.2 years.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company expects annual amortization expense for intangible assets as follows:

Fiscal Year	Amortization Expense
2021	$580,984
2022	$573,950
2023	$547,397
2024	$485,496
2025	$395,300

g.Grant Accounting
Certain of the Company’s foreign subsidiaries have received grants from governmental agencies. These grants include capital, employment and research and development grants. Capital grants for the acquisition of property, plant and equipment are netted against the related capital expenditures and amortized as a credit to depreciation expense over the estimated useful life of the related asset. Employment grants, which relate to employee hiring and training, and research and development grants are recognized in earnings in the period in which the related expenditures are incurred by the Company.
h.Translation of Foreign Currencies
The functional currency for certain of the Company’s foreign operations is the applicable local currency. Gains and losses resulting from translation of these foreign currencies into U.S. dollars are recorded in AOCI. Transaction gains and losses and re-measurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses are included in Other, net in the Consolidated Statements of Income.
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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of October 31, 2020 and November 2, 2019 was $202.7 million and $191.1 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Consolidated Balance Sheets as of October 31, 2020 and November 2, 2019 were as follows:

		Fair Value At
	Balance Sheet Location	October 31, 2020	November 2, 2019
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$5,550	$65
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of October 31, 2020 and November 2, 2019, the total notional amount of these undesignated hedges was $62.7 million and $55.3 million, respectively.
The Company estimates that $3.8 million, net of tax, of settlements of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Consolidated Balance Sheets on a net basis. As of October 31, 2020 and November 2, 2019, none of the netting arrangements involved collateral.
The following table presents the gross amounts of the Company's forward foreign currency exchange contracts and the net amounts recorded in the Company's Consolidated Balance Sheets as of October 31, 2020 and November 2, 2019:

	October 31, 2020	November 2, 2019
Gross amount of recognized assets	$6,114	$2,828
Gross amounts of recognized liabilities offset in the Consolidated Balance Sheets	(687)	(2,828)
Net assets presented in the Consolidated Balance Sheets	$5,427	$—
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of the changes in interest rates. During fiscal 2019, the Company entered into an interest rate swap agreement which locked in the interest rate for up to $1 billion in future debt issuances. The interest rate swap was designated and qualified as a cash flow hedge. The fair value of this hedge was $214.6 million and $138.8 million as of October 31, 2020 and November 2, 2019, respectively, and is included within accrued liabilities in the Company's Consolidated Balance Sheets.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of October 31, 2020 and November 2, 2019, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
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
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 2o, Accumulated Other Comprehensive (Loss) Income, of the Notes to Consolidated Financial Statements.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of October 31, 2020 and November 2, 2019. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of October 31, 2020 and November 2, 2019, the Company held $239.6 million and $231.4 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	October 31, 2020
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$816,253	$—	$816,253
Other assets:
Forward foreign currency exchange contracts (1)	—	5,427	5,427
Deferred compensation investments	52,956	—	52,956
Total assets measured at fair value	$869,209	$5,427	$874,636
Liabilities
Interest rate derivatives	—	214,586	214,586
Total liabilities measured at fair value	$—	$214,586	$214,586
(1) The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, of the Notes to Consolidated Financial Statements for more information related to the Company's master netting arrangements.

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Held for sale assets — The Company has classified the assets held for sale at carrying value. However, if it were to be carried at fair value, it would be considered a Level 3 fair value measurement and would be determined based on the use of appraisals and input from market participants. See Note 2e, Property, Plant and Equipment, of the Notes to Consolidated Financial Statements for further discussion related to held for sale assets.
Debt — The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The carrying amounts of the term loan approximates fair value. The term loan is classified as Level 2 measurements according to the fair value hierarchy. The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy. See Note 14, Debt, of the Notes to Consolidated Financial Statements for further discussion related to outstanding debt.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 31, 2020		November 2, 2019
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan, due March 2022	$925,000	$925,000	$925,000	$925,000
2020 Notes, due March 2020	—	—	300,000	300,872
2021 Notes, due January 2021	—	—	450,000	454,634
2021 Notes, due December 2021	400,000	408,565	400,000	402,591
2023 Notes, due June 2023	500,000	526,855	500,000	511,190
2023 Notes, due December 2023	550,000	590,177	550,000	567,159
2025 Notes, due April 2025	400,000	434,919	—	—
2025 Notes, due December 2025	850,000	969,033	850,000	914,567
2026 Notes, due December 2026	900,000	1,017,505	900,000	940,192
2036 Notes, due December 2036	250,000	298,153	250,000	270,891
2045 Notes, due December 2045	400,000	538,788	400,000	491,439
Total Debt	$5,175,000	$5,708,995	$5,525,000	$5,778,535
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
The Company sells its products to distributors and original equipment manufacturers (OEMs) involved in a variety of industries including industrial, communications, automotive and consumer end markets. The Company has adopted credit policies and standards to accommodate growth in these markets. The Company performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, the Company may require letters of credit from customers in certain circumstances. The Company provides reserves for estimated amounts of accounts receivable that may not be collected.
The Company's largest customer, which is a distributor rather than an end customer, accounted for approximately 29%, 30%, and 28% of net revenues in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The Company's next largest customer, which is also a distributor, accounted for approximately 10% of net revenues in fiscal 2019. This next largest customer accounted for less than 10% of net revenues in fiscal 2020 and fiscal 2018. No other customer accounted for greater than 10% of revenue in any period presented.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Performance Obligations: Substantially all of the Company’s contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit products. Such sales represent a single performance obligation because the sale is one type of good or includes multiple goods that are neither capable of being distinct nor separable from the other promises in the contract. This performance obligation is satisfied when control of the product is transferred to the customer, which occurs upon shipment or delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. As allowed under ASU 2014-09, the Company has opted to not disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year. The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2020, fiscal 2019 and fiscal 2018 were not material.
Transaction Price: The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. Such consideration primarily includes credits issued to the distributor due to price protection and sales made to distributors under agreements that allow certain rights of return, referred to as stock rotation. Price protection represents price discounts granted to certain distributors to allow the distributor to earn an appropriate margin on sales negotiated with certain customers and in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Stock rotation allows distributors limited levels of returns in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. A liability for distributor credits covering variable consideration is made based on the Company's estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions the Company has made based on its historical estimates. For fiscal 2020 and fiscal 2019, sales to distributors were approximately $3.2 billion and $3.4 billion, respectively, net of variable consideration for which the liability balances as of

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
October 31, 2020 and November 2, 2019 were $229.8 million and $227.0 million, respectively, and were recorded in Accrued liabilities on the Consolidated Balance Sheets.
Contract Balances: Accounts receivable represents the Company’s unconditional right to receive consideration from its customers. Payments are typically due within 30 to 45 days of invoicing and do not include a significant financing component. To date, there have been no material credit losses on accounts receivable. There were no material contract assets or contract liabilities recorded on the Consolidated Balance Sheets in any of the periods presented.
o.Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (AOCI) includes certain transactions that have generally been reported in the Consolidated Statement of Shareholders’ Equity. The components of AOCI at October 31, 2020 and November 2, 2019 consisted of the following:

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
November 2, 2019	$(30,076)	$(118,015)	$(39,708)	$(187,799)
Other comprehensive (loss) income before reclassifications	3,224	(68,905)	(7,681)	(73,362)
Amounts reclassified out of other comprehensive loss	—	(681)	2,617	1,936
Tax	—	17,310	(5,167)	12,143
Other comprehensive (loss) income	3,224	(52,276)	(10,231)	(59,283)
Effect of Accounting Standards Update 2018-02	—	(2,379)	—	(2,379)
October 31, 2020	$(26,852)	$(172,670)	$(49,939)	$(249,461)
The amounts reclassified out of AOCI into the Consolidated Statements of Income, with presentation location during each period were as follows:

Comprehensive Income Component	2020	2019	Location
Unrealized holding gains (losses) on derivatives
Currency forwards	$(2,522)	$1,736	Cost of sales
	(127)	2,956	Research and development
	112	3,056	Selling, marketing, general and administrative
Interest rate derivatives	1,856	1,437	Interest expense
	(681)	9,185	Total before tax
	(158)	(1,518)	Tax
Effect of Accounting Standards Update 2018-02	(2,379)	—	Retained earnings
	$(3,218)	$7,667	Net of tax

Amortization of pension components included in the computation of net periodic benefit cost
Actuarial losses	2,617	1,004	(1)
	651	(248)	Tax
	$3,268	$756	Net of tax

Total amounts reclassified out of AOCI, net of tax	$50	$8,423
_______________________________________
(1)The amortization of pension components is included in the computation of net periodic benefit cost. See Note 11, Retirement Plans, of the Notes to Consolidated Financial Statements for further information.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
p.Income Taxes
The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of income tax credits, benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of the recognition of certain expenses for tax and financial statement purposes. The likelihood of the realization of deferred tax assets is assessed and a corresponding valuation allowance is recorded as necessary if management determines those deferred tax assets may not be realized due to the uncertainty of the timing and amount to be realized of certain state and international tax credit carryovers. In reaching this conclusion, the Company evaluates certain relevant criteria including the existence of deferred tax liabilities that can be used to realize deferred tax assets, the taxable income in prior carryback years in the impacted state and international jurisdictions that can be used to absorb net operating losses and taxable income in future years. Judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. These changes, if any, may require material adjustments to these deferred tax assets, which may result in an increase or decrease to the income tax provision in future periods.
The Company accounts for uncertain tax positions by first determining if it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities prior to recording any benefit in the Consolidated Financial Statements. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. For those tax positions where it is more likely than not that a tax position will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Management classifies interest and penalties related to uncertain tax positions within the provision for income taxes line of the Consolidated Statements of Income. Management reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in known facts or circumstances, changes in tax law, effectively settled issues under audit, and new guidance on legislative interpretations. A change in these factors could result in the recognition of an increase or decrease to the Company's income tax provision which could materially impact its consolidated financial position and results of operations.
In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement and royalty arrangements among related entities. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the historical income tax provisions and income tax liabilities. In the event management's assumptions are incorrect, the differences could have a material impact on its income tax provision and operating results in the period in which such determination is made. In addition to the factors described above, the current and expected effective tax rate is based on then-current tax law. Significant changes in enacted tax law could affect these estimates. See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements for further information related to income taxes.
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
In connection with the acquisition of Linear Technology Corporate (Linear), the Company granted restricted stock awards to replace outstanding restricted stock awards of Linear employees. These restricted stock awards entitle recipients to voting and nonforfeitable dividend rights from the date of grant. These unvested stock-based compensation awards are considered participating securities and the two-class method is used for purposes of calculating earnings per share. Under the two-class method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of earnings per share allocated to common stock, as shown in the table below. The difference between the income allocated to participating securities under the basic and diluted two-class methods is not material.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of basic and diluted earnings per share:

	2020	2019	2018 (1)
Net income	$1,220,761	$1,363,011	$1,506,980
Less: income allocated to participating securities (2)	—	3,229	5,909
Net income allocated to common shareholders	$1,220,761	$1,359,782	$1,501,071

Basic shares:
Weighted-average shares outstanding	368,633	369,133	370,430
Earnings per common share basic	$3.31	$3.68	$4.05

Diluted shares:
Weighted-average shares outstanding	368,633	369,133	370,430
Assumed exercise of common stock equivalents	3,340	3,738	4,508
Weighted-average common and common equivalent shares	371,973	372,871	374,938
Earnings per common share diluted	$3.28	$3.65	$4.00
Anti-dilutive shares related to:
Outstanding stock options	460	826	1,649
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements.
(2)For the year ended October 31, 2020, the amount is not material.

r.Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest and is recognized as an expense on a straight-line basis over the vesting period, which is generally four years for stock options and restricted stock units, or in annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of grant. Restricted stock units with service and performance or market conditions generally vest over a three-year performance period. For grants issued prior to fiscal 2018, the vesting period was generally five years for stock options, or in annual installments of 20% on each of the first, second, third, fourth and fifth anniversaries of the date of grant and in one installment on the third anniversary of the date of grant for restricted stock units/awards. The maximum contractual term of all stock options is ten years.
Determining the amount of stock-based compensation expense to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of awards. These estimates may be based on different valuation models depending upon the type of award and may include assumptions, such as expected volatility, expected term, risk-free interest rate, expected dividend yield, forfeiture rate and others. The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards. The grant-date fair value of restricted stock units with a service condition and restricted stock units with both service and performance conditions are calculated using the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting. For restricted stock units with both service and performance conditions, this grant-date fair value is also impacted by the number of units that are expected to vest during the performance period and is adjusted through the related stock-based compensation expense at each reporting period based on the probability of achievement of that performance condition. If the Company determines that an award is unlikely to vest, any previously recorded stock-based compensation expense is reversed in the period of that determination. The grant date fair value of restricted stock units with both service and market conditions is calculated using the Monte Carlo simulation model to estimate the probability of satisfying the performance condition stipulated in the award grant, including the possibility that the market condition may not be satisfied.
See Note 3, Stock-Based Compensation and Shareholders' Equity, of the Notes to Consolidated Financial Statements for additional information relating to stock-based compensation.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
s.New Accounting Pronouncements
Standards Implemented During Current Fiscal Year
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 requires a lessee to recognize most leases on the balance sheet but recognize expenses on the income statement in a manner similar to historical practice. The update states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying assets for the lease term. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of expenses and cash flows arising from a lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (ASU 2018-01). ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements (Topic 842) (ASU 2018-11), which provides for an additional transition method that allows companies to apply the new lease standard at the adoption date, eliminating the requirement to apply the standard to the earliest period presented in the financial statements.
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
Upon adoption on November 3, 2019, the Company recorded operating lease liabilities of $301.4 million and operating lease assets for its leases of $233.2 million. The operating lease assets are net of liabilities of $68.2 million for deferred rent and unamortized landlord construction allowances that were previously recorded in Accrued liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Operating lease right-of-use assets are presented within Other assets and corresponding liabilities are presented within Accrued liabilities and Other non-current liabilities in the Consolidated Balance Sheets. There was no material impact to the Consolidated Statements of Income or Consolidated Statements of Cash Flows. Please refer to Note 9, Leases, of the Notes to Consolidated Financial Statements for information regarding the Company's lease portfolio as of October 31, 2020.
Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). ASU 2018-02 allows stranded tax effects resulting from changes to tax legislation to be reclassified from AOCI to retained earnings. The Company adopted this ASU during the first quarter of fiscal 2020 and therefore applied the ASU in the period of adoption using the specific identification approach. As a result, the Company reclassified approximately $2.4 million from AOCI into retained earnings. The Company does not expect to record any additional reclassification adjustments in subsequent periods barring further regulatory changes. Please refer to Note 12, Income Taxes, of the Notes to Consolidated Financial Statements for additional information regarding the Company's accounting policy for releasing stranded income tax effects from AOCI.
Other
The following standards were adopted during the first quarter of fiscal 2020 and did not have an impact on the Company's financial position and results of operations:
~~•~~ASU 2017-11, Earnings Per Share (Topic 860), Distinguishing Liabilities from Equity (Topic 480), and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception; and

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.
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
Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (ASU 2019-05). ASU 2019-05 allows an entity to irrevocably elect the fair value option for certain financial instruments. Once elected, an entity would recognize the difference between the carrying amount and the fair value of the financial instrument as part of the cumulative effect adjustments associated with the adoption of ASU 2016-13. ASU 2016-13 and ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. ASU 2016-13 and ASU 2019-05 are effective for the Company in the first quarter of fiscal 2021. The Company does not expect this update to have a material impact on its financial position and results of operations.
Income taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. ASU 2019-12 is effective for the Company in the first quarter of fiscal 2021. The Company does not expect this update to have a material impact on its financial position and results of operations.
3. Stock-Based Compensation and Shareholders’ Equity
Equity Compensation Plans
The Company grants, or has granted, stock options and other stock and stock-based awards under the Company's 2020 Equity Incentive Plan (2020 Plan), which was approved by shareholders in March 2020. The 2020 Plan provides for the grant of up to 21.2 million shares of the Company’s common stock, which includes shares under the Company’s previous equity compensation plans, including the Amended and Restated 2006 Stock Incentive Plan, the Linear Technology Corporation Amended and Restated 2005 Equity Incentive Plan and the Amended and Restated 2010 Equity Incentive Plan. The 2020 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2020 Plan. No award may be made under the 2020 Plan after March 11, 2030, but awards previously granted may extend beyond that date. The Company does not intend to grant further equity awards under any previous equity compensation plans. As of October 31, 2020, a total of 19.6 million common shares were available for future grant under the 2020 Plan.
Modification of Awards
The Company has, from time to time, modified the terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in fiscal 2020, fiscal 2019 and fiscal 2018 did not result in significant incremental compensation costs, either individually or in the aggregate.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Grant-Date Fair Value of Stock Options
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted in fiscal 2020, fiscal 2019 and fiscal 2018 is as follows:

	2020	2019	2018
Options granted (in thousands)	359	454	603
Weighted-average exercise price	$94.41	$107.11	$90.98
Weighted-average grant-date fair value	$18.81	$23.29	$20.82
Assumptions:
Weighted-average expected volatility	29.5%	26.4%	27.7%
Weighted-average expected term (in years)	5.0	5.0	5.0
Weighted-average risk-free interest rate	0.7%	2.4%	2.6%
Weighted-average expected dividend yield	2.6%	2.0%	2.1%
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
Expected dividend yield — Expected dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant. Until such time as the Company’s Board of Directors declares a cash dividend for an amount that is different from the current quarter’s cash dividend, the current dividend will be used in deriving this assumption. Cash dividends are not paid on options, restricted stock or restricted stock units. In connection with the acquisition of Linear in fiscal 2017, the Company granted restricted stock awards to replace outstanding restricted stock awards of Linear employees. These restricted stock awards entitle recipients to voting and nonforfeitable dividend rights from the date of grant.
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 5.0% to all unvested stock-based awards as of October 31, 2020. This analysis will be re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Total stock-based compensation expense recognized is as follows:

	2020	2019	2018
Cost of sales	$17,684	$20,628	$18,733
Research and development	73,366	75,305	81,444
Selling, marketing, general and administrative	56,838	51,829	50,988
Special charges	1,630	2,538	—
Total stock-based compensation expense	$149,518	$150,300	$151,165
As of October 31, 2020 and November 2, 2019, the Company capitalized $5.8 million and $6.8 million, respectively, of stock-based compensation in inventory.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of October 31, 2020 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at November 2, 2019	5,183	$65.97
Options granted	359	$94.41
Options exercised	(1,221)	$56.02
Options forfeited	(129)	$82.70
Options outstanding at October 31, 2020	4,192	$70.73	5.8	$200,398
Options exercisable at October 31, 2020	2,677	$61.23	4.7	$153,408
Options vested or expected to vest at October 31, 2020 (1)	4,109	$70.29	5.7	$198,237
_______________________________________
(1)In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2020, fiscal 2019 and fiscal 2018 was $76.3 million, $132.3 million and $123.8 million, respectively.
A summary of the Company’s restricted stock unit award activity as of October 31, 2020 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at November 2, 2019	4,396	$87.18
Units/Awards granted	1,413	$97.44
Restrictions lapsed	(1,876)	$85.41
Forfeited	(296)	$89.45
Restricted stock units/awards outstanding at October 31, 2020	3,637	$91.54
As of October 31, 2020, there was $280.9 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total grant-date fair value of awards that vested during fiscal 2020, fiscal 2019 and fiscal 2018 was approximately $174.1 million, $150.6 million and $136.1 million, respectively.
Common Stock Repurchases
The Company’s share repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $8.2 billion of the Company’s common stock under the program, which includes the $2.0 billion authorization approved by the Board of Directors on August 21, 2018. The Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of October 31, 2020, the Company had repurchased a total of approximately 156.1 million shares of its common stock for approximately $6.3 billion under this program. An additional $1.9 billion remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock.
In March 2020, the Company temporarily suspended the share repurchase program as a result of the global macroeconomic environment. That suspension continued through the fourth quarter of fiscal 2020 given the planned acquisition of Maxim (see Note 6, Acquisitions, of the Notes to Consolidated Financial Statements). The Company reinstated the common stock repurchase program effective November 2020 (fiscal 2021). Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Company.
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
Analog Devices Foundation
During the first quarter of fiscal 2020, the Company contributed 335,654 shares of its common stock to the Analog Devices Foundation. As of the date of the charitable contribution, the shares had a fair value of approximately $40.0 million. This expense was recorded in Selling, marketing, general and administrative expense in the Consolidated Statement of Income.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within each end market.

	2020		2019		2018 (1)
	Revenue	% of Total Revenue (2)	Revenue	% of Total Revenue (2)	Revenue	% of Total Revenue (2)
Industrial	$2,987,542	53%	$3,011,411	50%	$3,143,566	51%
Communications	1,195,946	21%	1,294,960	22%	1,155,826	19%
Automotive	779,276	14%	930,613	16%	1,006,886	16%
Consumer	640,292	11%	754,081	13%	918,411	15%
Total revenue	$5,603,056	100%	$5,991,065	100%	$6,224,689	100%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements.
(2)The sum of the individual percentages may not equal the total due to rounding.
Revenue by Sales Channel
The following tables summarize revenue by sales channel. The Company sells its products globally through a direct sales force, third party distributors, independent sales representatives and via its website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and certain commercial customers for which revenue is recorded over time.

	2020		2019		2018 (1)
	Revenue	% of Total Revenue (2)	Revenue	% of Total Revenue (2)	Revenue	% of Total Revenue (2)
Distributors	$3,216,302	57%	$3,409,161	57%	$3,424,145	55%
Direct customers	2,300,493	41%	2,506,065	42%	2,721,885	44%
Other	86,261	2%	75,839	1%	78,659	1%
Total revenue	$5,603,056	100%	$5,991,065	100%	$6,224,689	100%
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements.
(2)The sum of the individual percentages may not equal the total due to rounding.
Geographic Information
Geographic revenue information for fiscal 2020, fiscal 2019 and fiscal 2018 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers. In all periods presented, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, and the Netherlands; and the predominant countries comprising “Rest of Asia” are Taiwan, Malaysia, South Korea and Singapore.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2020	2019	2018 (1)
Revenue
United States	$1,887,443	$2,020,886	$2,277,084
Rest of North and South America	41,250	55,059	46,276
Europe	1,245,695	1,374,673	1,405,686
Japan	521,720	657,632	714,846
China	1,348,011	1,316,275	1,215,949
Rest of Asia	558,937	566,540	564,848
Subtotal all foreign countries	3,715,613	3,970,179	3,947,605
Total revenue	$5,603,056	$5,991,065	$6,224,689
Property, plant and equipment
United States	$579,755	$592,591	$505,646
Ireland	169,968	184,791	202,611
Philippines	256,470	247,823	260,355
Singapore (2)	18,518	88,385	80,383
Malaysia	53,616	56,292	57,514
All other countries	42,234	50,107	47,819
Subtotal all foreign countries	540,806	627,398	648,682
Total property, plant and equipment	$1,120,561	$1,219,989	$1,154,328
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements.
(2)As further discussed in Note 5, Special Charges, of the Notes to Consolidated Financial Statements the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines and also to its outsourced assembly and test partners. As discussed in Note 2e, Property, Plant and Equipment, of the Notes to Consolidated Financial Statements, management has entered into an agreement to sell the facility and transfer the related land lease in Singapore in May 2021 and has classified $22.2 million as assets held for sale as of October 31, 2020.

5.    Special Charges
The Company monitors global macroeconomic conditions on an ongoing basis and continues to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various actions resulting in special charges over the past several years. The following table displays a roll-forward from October 28, 2017 to October 31, 2020 of the employee separation and exit cost accruals established related to these actions along with related commentary.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Special Charges	Closure of Manufacturing Facilities	Repositioning Action	Other Actions
Balance at October 28, 2017	$—	$—	$37,348
Fiscal 2018 special charges, net	44,452	—	16,866
Severance and other payments	—	—	(39,099)
Effect of foreign currency on accrual	(1,478)	—	37
Balance at November 3, 2018	$42,974	$—	$15,152
Fiscal 2019 special charges, net	7,556	88,103	—
Severance and other payments	—	(12,487)	(9,634)
Non-cash impairment charge	—	(14,167)	—
Non-cash accelerated stock based compensation charges	—	(2,538)	—
Effect of foreign currency on accrual	(129)	(16)	5
Balance at November 2, 2019	$50,401	$58,895	$5,523
Fiscal 2020 special charges, net	2,918	49,419	—
Severance and other payments	(8,113)	(85,957)	(2,034)
Non-cash impairment charge	—	—	—
Non-cash accelerated stock based compensation charges	—	(1,630)	—
Effect of foreign currency on accrual	(30)	47	—
Balance at October 31, 2020	$45,176	$20,774	$3,489
Accrued liabilities	$45,176	$20,774	$3,489

Closure of Manufacturing Facilities
The Company recorded special charges of $54.9 million on a cumulative basis through October 31, 2020 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear. The Company plans to close its Hillview wafer fabrication facility located in Milpitas, California and its Singapore test facility in fiscal 2021. The Company intends to transfer Hillview wafer fabrication production to its other internal facilities and to external foundries. In addition, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, and also to its outsourced assembly and test partners. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations and one-time termination benefits for the impacted manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees and other exit costs. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits.
Repositioning Actions
The Company recorded special charges of $137.5 million on a cumulative basis through October 31, 2020 as a result of organizational initiatives to better align its global workforce with its long-term strategic plan. Approximately $123.3 million of the total charges was for severance and fringe benefit costs in accordance with either the Company's ongoing benefit plan or statutory requirements for the impacted manufacturing, engineering and SMG&A employees. The remaining $14.2 million of the charges were recorded in fiscal 2019 and related to the write-off of acquired intellectual property due to the Company's decision to discontinue certain product development strategies.
Other Actions
During fiscal 2018, the Company recorded special charges of approximately $16.9 million for severance and fringe benefit costs in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations as part of an action to reduce certain operating costs.
6.     Acquisitions
Linear Technology Corporation
On March 10, 2017 (Acquisition Date), the Company completed its acquisition of all of the voting interests of Linear, an independent manufacturer of high performance analog integrated circuits. Under the terms of the agreement pursuant to which the Company acquired Linear, Linear stockholders received, for each outstanding share of Linear common stock, $46.00 in

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cash and 0.2321 of a share of the Company's common stock at the closing. The results of operations of Linear from the Acquisition Date are included in the Company’s Consolidated Financial Statements for fiscal 2017. The Company completed the acquisition accounting for Linear in fiscal 2018.
Proposed Acquisition of Maxim Integrated Products, Inc.
On July 12, 2020, the Company entered into the Merger Agreement to acquire Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies. Under the terms of the Merger Agreement, Maxim stockholders will receive, for each outstanding share of Maxim common stock, 0.630 of a share of the Company’s common stock at the closing. The estimated merger consideration is approximately $23.0 billion based on the closing price of the Company's common stock on November 20, 2020. The value of the merger consideration will fluctuate based upon changes in the price of the Company's common stock and the number of shares of Maxim common stock, restricted stock awards and restricted stock unit awards outstanding on the closing date.
The transaction is subject to customary closing conditions, including receipt of certain non-U.S. regulatory approvals. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired. The Merger Agreement includes termination rights for both the Company and Maxim. The Company may be required to pay Maxim a regulatory termination fee of $830.0 million in cash if the Merger Agreement is terminated in certain circumstances involving the failure to obtain the required regulatory approvals. On October 8, 2020, the required shareholder approvals relating to the Merger Agreement were obtained from both the Company’s shareholders and Maxim’s stockholders.
In fiscal 2020, the Company incurred $20.1 million of transaction-related costs related to the anticipated acquisition of Maxim recorded within Selling, marketing, general and administrative expenses in the Company's Consolidated Statements of Income.
Other Acquisitions
The Company has not provided pro forma results of operations for any acquisitions completed in fiscal 2020, fiscal 2019 or fiscal 2018 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its Consolidated Statements of Income from the closing date of each acquisition.

7.    Other Investments
Other investments consist of interests in venture capital funds and other long-term investments. Investments are accounted for using the equity method of accounting or cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. For equity method investments, realized gains and losses are reflected in nonoperating (income) expense based upon the Company's ownership share of the investee's financial results.
The Company recognized other-than-temporary impairments of $0.5 million and $6.6 million in fiscal 2020 and fiscal 2019, respectively. These charges were recorded in the Consolidated Statements of Income in Other, net, within Non-operating (income) expense.

8.    Accrued Liabilities
Accrued liabilities at October 31, 2020 and November 2, 2019 consisted of the following:

	2020	2019
Distributor price adjustments and other revenue reserves	$257,343	$227,020
Accrued compensation and benefits	203,675	168,471
Interest rate swap	214,586	138,798
Accrued interest	56,083	61,255
Accrued special charges	69,439	64,418
Other	154,507	135,854
Total accrued liabilities	$955,633	$795,816

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.    Leases
In the first quarter of fiscal 2020, the Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02) using the modified retrospective approach. Results for fiscal 2020 are presented under ASU 2016-02, while prior period Consolidated Financial Statements have not been adjusted and continue to be presented under the accounting standard in effect at that time. See Note 2s, New Accounting Pronouncements, of the Notes to Consolidated Financial Statements for further detail on the adoption of this standard, including the initial adoption values.
The Company enters into operating leases which primarily relate to certain facilities. The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. Lease assets represent the Company's right to use underlying assets for the lease term, and lease liabilities represent the obligation to make lease payments over the lease term. At lease commencement, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. The Company has agreements with lease and non-lease components, which are accounted for as a single lease component. Non-lease components may include real estate taxes, insurance, maintenance, parking and other operating costs. If these costs are variable costs they are not included in the measurement of the right-of-use assets and lease liabilities, but are expensed when the event determining the amount of variable consideration to be paid occurs. The Company’s leases have remaining lease terms of less than one year to approximately twenty-five years, some of which may include options to extend the initial term of the lease. These options are included in determining the initial lease term at lease commencement only if the Company is reasonably certain to exercise the option. Lease costs are recognized on a straight-line basis as lease expense over the lease term. For leases with terms of twelve months or less the Company recognizes the related lease payments as expense either on a straight-line basis over the lease term or as incurred depending on whether the lease payments are fixed or variable.
The following table presents supplemental balance sheet information related to the Company's operating leases:

October 31, 2020
Assets
Operating lease right-of-use assets in Other assets	$256,625
Liabilities
Operating lease liabilities in Accrued liabilities	$39,923
Operating lease liabilities in Other non-current liabilities	$288,492
Details of the Company's operating leases are as follows:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 31, 2020
Lease expense	$45,892
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$47,243
Lease assets obtained in exchange for new lease liabilities	$54,392
Weighted average remaining lease term	9.2 years
Weighted average discount rate	3.1%
The following table presents the maturities of the Company's operating lease liabilities as of October 31, 2020:

Fiscal year	Operating Leases
2021	$49,526
2022	43,834
2023	39,204
2024	38,335
2025	36,235
Thereafter	173,709
Total future minimum operating lease payments	380,843
Less: imputed interest	(52,428)
Present value of operating lease liabilities	$328,415

10.    Commitments and Contingencies
From time to time, in the ordinary course of the Company’s business, various claims, charges and litigation are asserted or commenced against the Company arising from, or related to, among other things, contractual matters, acquisitions, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage, employment or employment benefits. As to such claims and litigation, the Company can give no assurance that it will prevail. The Company does not believe that any current legal matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

11.    Retirement Plans
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees.
Defined Contribution Plans
The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plans for U.S. employees was $48.7 million in fiscal 2020, $47.7 million in fiscal 2019 and $41.4 million in fiscal 2018.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Non-Qualified Deferred Compensation Plan
The Deferred Compensation Plan (DCP) allows certain members of management and other highly-compensated employees and non-employee directors to defer receipt of all or any portion of their compensation. The DCP was established to provide participants with the opportunity to defer receiving all or a portion of their compensation, which includes salary, bonus, commissions and director fees. Under the DCP, the Company provides all participants (other than non-employee directors) with Company contributions equal to 8% of eligible deferred contributions. The DCP is a non-qualified plan that is maintained in a rabbi trust. The fair value of the investments held in the rabbi trust are included within other investments, with the current portion of the investment included in prepaid expenses and other current assets in the Consolidated Balance Sheets. See Note 2j, Fair Value, of the Notes to Consolidated Financial Statements for further information on these investments. The deferred compensation obligation represents DCP participant accumulated deferrals and earnings thereon since the inception of the DCP net of withdrawals. The deferred compensation obligation is included within other non-current liabilities, with the current portion of the obligation in accrued liabilities in the Consolidated Balance Sheets. The Company’s liability under the DCP is an unsecured general obligation of the Company.
Defined Benefit Pension Plans
The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension, contribution and other retirement plans for certain non-U.S. employees was $37.6 million in fiscal 2020, $35.8 million in fiscal 2019 and $36.3 million in fiscal 2018.
The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The Company has elected to measure defined benefit plan assets and obligations as of October 31, which is the month-end that is closest to its fiscal year-ends, which were October 31, 2020 for fiscal 2020 and November 2, 2019 for fiscal 2019.
Components of Net Periodic Benefit Cost
Net annual periodic benefit cost of non-U.S. plans for fiscal 2020, fiscal 2019 and fiscal 2018 is presented in the following table:

	2020	2019	2018
Service cost	$8,587	$5,578	$6,891
Interest cost	3,917	4,079	3,984
Expected return on plan assets	(5,296)	(5,279)	(4,559)
Amortization of prior service cost	—	3	1
Amortization of transition obligation	—	—	10
Recognized actuarial loss	2,583	1,000	1,621
Subtotal	$9,791	$5,381	$7,948
Curtailment impact	(203)	—	—
Net periodic benefit cost	$9,588	$5,381	$7,948
The service cost component of net periodic benefit cost above is recorded in Cost of sales, Research and development, Selling, marketing, general and administrative expenses within the Consolidated Statements of Income, while the remaining components are recorded to Other, net.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s non-U.S. plans at October 31, 2020 and November 2, 2019 is presented in the following table:

	2020	2019
Change in Benefit Obligation
Benefit obligation at beginning of year	$169,648	$123,538
Service cost	8,587	5,578
Interest cost	3,917	4,079
Curtailment	(705)	—
Actuarial loss	2,916	38,210
Benefits paid	(2,661)	(3,053)
Exchange rate adjustment	5,033	1,296
Benefit obligation at end of year	$186,735	$169,648
Change in Plan Assets
Fair value of plan assets at beginning of year	$99,939	$84,655
Actual return on plan assets	1,366	12,389
Employer contributions	6,943	4,177
Benefits paid	(2,661)	(3,053)
Exchange rate adjustment	1,918	1,771
Fair value of plan assets at end of year	$107,505	$99,939
Reconciliation of Funded Status
Funded status	$(79,230)	$(69,709)
Amounts Recognized in the Balance Sheet
Current liabilities	$(973)	$(846)
Non-current liabilities	(78,257)	(68,863)
Net amount recognized	$(79,230)	$(69,709)

	2020	2019
Reconciliation of Amounts Recognized in the Statement of Financial Position
Prior service credit	(44)	(44)
Net loss	(55,942)	(50,878)
Accumulated other comprehensive loss	(55,986)	(50,922)
Accumulated contributions less than net periodic benefit cost	(23,244)	(18,787)
Net amount recognized	$(79,230)	$(69,709)
Changes Recognized in Other Comprehensive Income (Loss)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net loss arising during the year	$6,342	$31,100
Effect of exchange rates on amounts included in AOCI	1,305	(18)
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net loss	(2,583)	(1,004)
Total recognized in other comprehensive loss	$5,064	$30,078
Total recognized in net periodic cost and other comprehensive loss	$14,652	$35,459
Estimated amounts that will be amortized from AOCI over the next fiscal year
Net Loss	$(2,845)	$(2,583)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The accumulated benefit obligation for non-U.S. pension plans was $155.5 million and $138.1 million at October 31, 2020 and November 2, 2019, respectively.
Information relating to the Company’s non-U.S. plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at October 31, 2020 and November 2, 2019 is presented in the following table:

	2020	2019
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$186,735	$169,648
Fair value of plan assets	$107,505	$99,939
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$141,982	$61,019
Accumulated benefit obligation	$132,517	$54,318
Fair value of plan assets	$69,250	$1,305

Assumptions
The range of assumptions used for the non-U.S. defined benefit plans reflects the different economic environments within the various countries as well as the differences in the attributes of the participants.
The projected benefit obligation was determined using the following weighted-average assumptions:

	2020	2019
Discount rate	2.15%	2.45%
Rate of increase in compensation levels	3.19%	3.38%
Net annual periodic benefit cost was determined using the following weighted average assumptions:

	2020	2019
Discount rate	2.45%	3.53%
Expected long-term return on plan assets	5.22%	6.16%
Rate of increase in compensation levels	3.38%	3.26%
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
The Company’s investment strategy is based on an expectation that equity securities will outperform debt securities over the long term. Accordingly, in order to maximize the return on assets, a majority of assets in fiscal 2020 were invested in equities. Investments within each asset class are diversified to reduce the impact of losses in single investments. The use of derivative instruments is permitted where appropriate and necessary to achieve overall investment policy objectives and asset class targets. During fiscal 2020, one of the Company's plans began to implement a revised investment strategy that utilizes a greater range of asset classes to reduce risk associated with changes in long-term interest rates and inflation expectations. The investment portfolio will make use of two key types of investments: a) a range of instruments that provide a broad match to changes in liability values and provides protection against changes in interest rates and inflation; and b) a diversified portfolio of return-seeking assets including equities, real assets, secure income assets and credit securities.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of October 31, 2020 and November 2, 2019 using the same three-level hierarchy described in Note 2j, Fair Value, of the Notes to Consolidated Financial Statements:

	October 31, 2020			November 2, 2019
	Fair Value Measurement at Reporting Date Using:			Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Unit trust funds(1)	$—	$5,510	$5,510	$—	$4,736	$4,736
Equities(1)	7,134	12,733	19,867	6,114	39,189	45,303
Fixed income securities(2)	—	24,636	24,636	—	48,274	48,274
Property (3)	—	8,034	8,034	—	—	—
Investment Funds (4)	—	21,960	21,960	—	—	—
Cash and cash equivalents	27,498	—	27,498	1,626	—	1,626
Total assets measured at fair value	$34,632	$72,873	$107,505	$7,740	$92,199	$99,939
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
(2)Consists of funds primarily concentrated in non-U.S. debt instruments. The funds are valued using the net asset value method in which an average of the market prices for underlying investments is used to value the fund.
(3)Consists of funds that primarily invest in global real estate and infrastructure funds. The funds are valued using the net asset value method in which an average of the market prices for underlying investments is used to value the fund.
(4)Consists of liability driven investment funds that may hold a range of low-risk hedging instruments including but not limited to government bonds, interest rate and inflation swaps, physical inflation-linked and nominal gilts, synthetic gilts, cash and money market instruments. The investment funds are valued at the closing price reported if traded on an active market or at yields currently available on comparable securities of issuers with similar credit ratings.
Estimated future cash flows
Expected fiscal 2021 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2021	$6,985
Expected Benefit Payments
2022	$3,344
2023	$2,906
2024	$3,260
2025	$3,359
2026	$3,926
2027 through 2031	$27,481

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.    Income Taxes
The Tax Cuts and Jobs Act of 2017 (Tax Legislation), enacted on December 22, 2017, contained significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21.0%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries. As a result, the Tax Legislation reduced the U.S. statutory tax rate from 35.0% to 21.0%, effective January 1, 2018, which resulted in a blended statutory income tax rate for the Company of 23.4% for fiscal 2018.
The Company's effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where the Company's income is earned. The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense for fiscal 2020, fiscal 2019 and fiscal 2018 is as follows:

	2020	2019	2018 (1)
U.S. federal statutory tax rate	21.0%	21.0%	23.4%
Income tax provision reconciliation:
Tax at statutory rate	$275,439	$312,003	$387,343
Net foreign income subject to lower tax rate	(225,937)	(242,893)	(420,756)
State income taxes, net of federal benefit	(23,537)	(31,265)	4,428
Valuation allowance	13,655	34,069	2,232
Federal research and development tax credits	(31,055)	(50,769)	(33,602)
Change in uncertain tax positions	(13,304)	7,233	(32,945)
Amortization of purchased intangibles	101,906	111,547	213,198
Taxes attributable to the Tax Cuts and Jobs Act of 2017	—	(7,500)	56,608
U.S. effects of international operations	11,903	19,782	—
Windfalls (under ASU 2016-09)	(16,240)	(28,677)	(26,237)
Other, net	(1,974)	(813)	(1,935)
Total income tax provision	$90,856	$122,717	$148,334
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements.
Income before income taxes for fiscal 2020, fiscal 2019 and fiscal 2018 includes the following components:

Income before income taxes (1)	2020	2019	2018 (2)
Domestic	$355,442	$484,876	$615,238
Foreign	956,175	1,000,852	1,040,076
Income before income taxes	$1,311,617	$1,485,728	$1,655,314
_______________________________________
(1)Income before income taxes reflects deemed intercompany royalties in all periods presented.
(2)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of the provision for income taxes for fiscal 2020, fiscal 2019 and fiscal 2018 are as follows:

	2020	2019	2018 (1)
Current:
Federal tax	$64,876	$74,049	$824,848
State	4,882	2	6,043
Foreign	135,046	139,919	47,819
Total current	$204,804	$213,970	$878,710
Deferred:
Federal	$(159,229)	$(158,472)	$(738,163)
State	(12,684)	(3,627)	1,092
Foreign	57,965	70,846	6,695
Total deferred	$(113,948)	$(91,253)	$(730,376)
Provision for income tax	$90,856	$122,717	$148,334
_______________________________________
(1)Balances have been restated to reflect the adoption of ASU 2014-09. See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements.
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
The Company carries other outside basis differences in its subsidiaries, primarily arising from purchase accounting adjustments and undistributed earnings that are considered indefinitely reinvested. As of October 31, 2020, the Company has not recognized deferred income tax on $22.8 billion of outside basis differences because of its intent and ability to indefinitely reinvest these basis differences. These basis differences could be reversed through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events, none of which are considered probable at this time. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The significant components of the Company’s deferred tax assets and liabilities for fiscal 2020 and fiscal 2019 are as follows:

	2020	2019
Deferred tax assets:
Inventory reserves	$17,074	$21,081
Reserves for compensation and benefits	54,428	53,090
Tax credit carryovers	163,507	133,485
Stock-based compensation	12,758	63,589
Net operating losses	8,546	5,299
Intra-entity transfer of intangible assets	1,479,944	1,567,536
Lease liability	55,250	—
Other	159,838	70,974
Total gross deferred tax assets	1,951,345	1,915,054
Valuation allowance	(154,130)	(116,349)
Total deferred tax assets	1,797,215	1,798,705
Deferred tax liabilities:
Depreciation	(7,409)	(38,464)
Deferred GILTI tax liabilities	(1,183,955)	(1,254,029)
Right of use asset	(51,055)	—
Acquisition-related intangible	(971,327)	(1,012,042)
Total gross deferred tax liabilities	(2,213,746)	(2,304,535)
Net deferred tax liabilities	$(416,531)	$(505,830)

The valuation allowances of $154.1 million and $116.3 million at October 31, 2020 and November 2, 2019, respectively, are valuation allowances primarily for the Company’s state and international credit carryforwards. The Company believes that it is more-likely-than-not that these credit carryovers will not be realized and as a result has recorded a partial valuation allowance. The state credit carryover of $151.7 million will begin to expire in 2021 while the foreign investment tax credit carryover of $11.8 million will begin to expire in fiscal 2025.
As of October 31, 2020 and November 2, 2019, the Company had gross unrealized tax benefits of $21.3 million and $34.3 million, respectively, which if settled in the Company's favor, would lower the Company's effective tax rate in the period recorded. Liabilities for uncertain tax benefits are classified as non-current because the Company believes that the ultimate payment or settlement of these liabilities may not occur within the next twelve months. As of October 31, 2020 and November 2, 2019, the Company had a liability of approximately $3.4 million and $4.7 million, respectively, for interest and penalties, which is included within the provision for taxes in the Consolidated Statements of Income. The Consolidated Statements of Income for fiscal year 2020, fiscal 2019 and fiscal 2018 include $1.0 million, $1.5 million and $7.3 million, respectively, of interest and penalties related to these uncertain tax positions.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2018 through fiscal 2020:

Unrealized Tax Benefits
Balance, October 28, 2017	$37,857
Additions for tax positions related to current year	1,334
Reductions for tax positions related to prior years	(295)
Reductions due to lapse of applicable statute of limitations	(25,640)
Balance, November 3, 2018	$13,256
Additions for tax positions related to current year	3,398
Additions for tax positions related to prior years	18,613
Reductions due to lapse of applicable statute of limitations	(924)
Balance, November 2, 2019	$34,343
Additions for tax positions related to current year	3,270
Reductions for tax positions related to prior years	(16,152)
Reductions due to lapse of applicable statute of limitations	(170)
Balance, October 31, 2020	$21,291
In fiscal 2018, the Company released reserves of $18.1 million relating to certain international transfer pricing matters, $4.2 million relating to worthless stock deductions and $3.3 million relating to other releases in fiscal year 2013 due to the lapse of the statute of limitations. With accrued interest of $9.9 million, the released reserves totaled $35.5 million.
In fiscal 2019, the Company has reflected an unrealized tax benefit related to a refund claim of $11.4 million on a recently filed amended tax return that was previously under review by the Joint Committee on Taxation.
In fiscal 2020, the Company released reserves of $18.6 million, which included accrued interest as a result of the resolution of the amended tax return that was previously under review by the Joint Committee on Taxation, combined with other tax positions resolved by the closing of the Internal Revenue Service audit of Linear’s pre-acquisition federal income tax returns for fiscal 2015 through fiscal 2017.
The Company has numerous audits ongoing at any time throughout the world including: an IRS income tax audit for fiscal 2019 and fiscal 2018, various U.S. state and local tax audits and international audits, including the transfer pricing audit in Ireland discussed below. The Company’s U.S. federal tax returns prior to fiscal 2017 are no longer subject to examination.
The Company’s Ireland tax returns prior to fiscal year ended November 2, 2013 are no longer subject to examination. During the fourth quarter of fiscal 2018, the Company’s Irish tax resident subsidiary received an assessment for fiscal 2013 of approximately €43.0 million, or $50.2 million (as of October 31, 2020), from the Irish Revenue Commissioners (Irish Revenue). This assessment excludes any penalties and interest. The assessment claims that the Company’s Irish entity failed to conform to 2010 OECD Transfer Pricing Guidelines. The Company strongly disagrees with the assessment and maintains that its transfer pricing is appropriate. Therefore, the Company has not recorded any additional tax liability related to fiscal 2013 or any other periods. The Company intends to vigorously defend its originally filed tax return position and is currently preparing for an appeal with the Irish Tax Appeals Commission, which is the normal process for the resolution of differences between Irish Revenue and taxpayers. If Irish Revenue were ultimately to prevail with respect to its assessment for fiscal 2013, such assessment and any potential impact related to years subsequent to 2013 could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods. During the first quarter of fiscal 2019, Irish Revenue commenced transfer pricing audits of the fiscal years ended November 1, 2014 (fiscal 2014); the fiscal year ended October 31, 2015 (fiscal 2015); the fiscal year ended October 29, 2016 (fiscal 2016); and fiscal 2017. During fiscal 2019, the Company received confirmation from Irish Revenue that the audit relating to fiscal 2014 was complete with no further tax amount due in respect of that period. During fiscal 2020, the Company settled the audit relating to fiscal 2015 for an additional tax payment that was not material. The audits relating to fiscal 2016 and fiscal 2017 are on-going.
The Company has a partial tax holiday in Malaysia whereby the local statutory rate is significantly reduced, if certain conditions are met. The tax holiday for Malaysia is effective through July 2025. A partial tax holiday in Singapore was terminated in September 2018 through negotiations with the Economic Development Board. The impact of the Singapore and Malaysia tax holidays increased net income by approximately $4.6 million, $14.9 million and $27.7 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, resulting in increases in basic and diluted net income per common share by $0.01, $0.04 and $0.07 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Revolving Credit Facility
On June 28, 2019, the Company entered into a second amended and restated revolving credit agreement with certain institutional lenders that expires on June 28, 2024. The agreement for such revolving credit facility (Revolving Credit Agreement), which further amended and restated the Company's amended and restated revolving credit agreement dated as of September 23, 2016, provides for a five year unsecured revolving credit facility in an aggregate principal amount of up to $1.25 billion. In March 2020, the Company borrowed $350.0 million under this revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. The Company repaid the $350.0 million plus interest of $0.6 million in April 2020. As of October 31, 2020, the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. Loans under the Revolving Credit Agreement can be Eurocurrency Rate Loans or Base Rate Loans at the Company's option. Each Eurocurrency Loan will bear interest at a rate per annum equal to the Eurocurrency Rate plus a margin based on the Company's debt ratings from time to time of between 0.690% and 1.375%. Each Base Rate Loan will bear interest at a rate per annum equal to the Base Rate plus a margin based on the Company's debt ratings from time to time of between 0.00% and 0.375%. The Revolving Credit Agreement imposes restrictions on the Company’s ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement requires the Company to maintain a consolidated leverage ratio of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) for a trailing twelve-month period of not greater than 3.5 to 1.0, assuming the Company does not undertake any significant acquisitions, mergers, and other fundamental changes. Should such a change occur, it may be authorized to increase the covenant to 4.0 to 1.0.  As of October 31, 2020, the Company was compliant with these covenants.

14.    Debt
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the 2023 Notes. The net proceeds of the offering were $493.9 million, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2023 Notes. The indenture governing the 2023 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of October 31, 2020, the Company was compliant with these covenants. The notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The net proceeds of the offering were $1.2 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the 2025 Notes and 2045 Notes. The indenture governing the 2025 Notes and 2045 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of October 31, 2020, the Company was compliant with these covenants. The 2025 Notes and 2045 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries.
On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes, and together with the 2021 Notes, the December 2023 Notes and the 2026 Notes, the Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The net proceeds of the offering were $2.1 billion, after discount and issuance costs. Debt discount and issuance costs will be amortized through interest expense over the term of the Notes. The Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of October 31, 2020, the Company was compliant with these covenants. The Notes

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rank without preference or priority among themselves and equally in right of payment with all other existing and future senior unsecured debt and senior in right of payment to all of the Company's future subordinated debt.
On March 12, 2018, in an underwritten public offering, the Company issued $300.0 million aggregate principal amount of 2.850% senior unsecured notes due March 12, 2020 (the 2020 Notes) and $450.0 million aggregate principal amount of 2.950% senior unsecured notes due January 12, 2021 (the January 2021 Notes and, together with the 2020 Notes, the 2018 Note Offerings). Interest on the 2020 Notes was payable on March 12 and September 12 of each year, beginning on September 12, 2018. Interest on the January 2021 Notes was payable on January 12 and July 12 of each year, beginning on July 12, 2018. The net proceeds of the offering were $743.8 million, after discount and issuance costs, which were used to repay a portion of the Company’s outstanding 5-year term loan. Debt discount and issuance costs will be amortized through interest expense over the term of the 2018 Note Offerings. The 2018 Note Offerings were unsecured and ranked equally in right of payment with all of the Company’s other unsecured senior indebtedness. The 2018 Note Offerings were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. In fiscal 2020, the Company repaid $300.0 million of principal on the 2020 Notes and $450.0 million of principal on the January 2021 Notes. These obligations have been paid in full and are no longer outstanding as of October 31, 2020.
On June 28, 2019, the Company entered into a term loan credit agreement (Term Loan Agreement) with the Company as the borrower and JPMorgan Chase Bank, N.A. as administrative agent and the other banks identified therein as lenders, under which the Company borrowed unsecured term loans in the aggregate principal amount of $1.25 billion, maturing on March 10, 2022. Loans under the Term Loan Agreement bear interest, at the Company’s option, at either a rate equal to (a) the Adjusted LIBO Rate (as defined in the Term Loan Agreement) plus a margin based on the Company’s debt rating or (b) the Base Rate (defined as the highest of (i) the prime rate, (ii) the NYFRB Rate (as defined in the Term Loan Agreement) plus 0.50%, and (iii) one month Adjusted LIBO Rate plus 1.00%) plus a margin based on the Company’s debt rating. The Term Loan Agreement contains customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. The events of default include, among others, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, cross-defaults to certain other indebtedness, insolvency or bankruptcy, customary ERISA defaults or the occurrence of a change of control. The negative covenants include limitations on liens, indebtedness of non-guarantor subsidiaries and mergers and other fundamental changes, among others. The Term Loan Agreement also requires the Company to maintain a consolidated leverage ratio of total consolidated funded debt to consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization) for a trailing twelve-month period of not greater than 3.5 to 1.0, assuming the Company does not undertake any significant acquisitions, mergers, and other fundamental changes. Should such a change occur, the Company may be authorized to increase the covenant to 4.0 to 1.0.  As of October 31, 2020, the Company was compliant with these covenants. In fiscal 2019, the Company made principal payments on the term loans in the amount of $325.0 million. These amounts were not contractually due under the terms of the term loan credit agreement.
On April 8, 2020, in an underwritten public offering, the Company issued its first green bond consisting of $400.0 million aggregate principal amount of 2.95% senior unsecured notes due April 1, 2025 (the April 2025 Notes). Interest on the April 2025 Notes is payable on April 1 and October 1 of each year, beginning on October 1, 2020. The Company intends to use the net proceeds of $395.6 million from the green bond offering to finance or refinance, in whole or in part, one or more new or existing eligible projects involving renewable energy, energy efficiency, green buildings, sustainable water and wastewater management, pollution prevention and control, clean transportation or eco-efficient and/or circular economy adapted products, production technologies and processes. Debt discount and underwriting fees will be amortized over the life of the debt. At any time prior to March 1, 2025, the Company may, at its option, redeem some or all of the April 2025 Notes at a redemption price equal to the greater of 100% of the principal amount of the April 2025 Notes being redeemed and the make-whole premium, plus accrued and unpaid interest on the April 2025 Notes being redeemed, if any, to but excluding the date of redemption. The April 2025 Notes are unsecured and rank equally in right of payment with all of the Company's other existing and future unsecured senior indebtedness. The April 2025 Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of October 31, 2020, the Company was in compliance with these covenants.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s debt consisted of the following as of October 31, 2020 and November 2, 2019:

	October 31, 2020		November 2, 2019
	Principal	Unamortized discount and debt issuance costs	Principal	Unamortized discount and debt issuance costs
3-Year term loan, due March 2022	$925,000	$—	$925,000	$—
2021 Notes, due January 2021	—	—	450,000	1,819
2021 Notes, due December 2021	400,000	1,009	400,000	1,918
2023 Notes, due June 2023	500,000	1,589	500,000	2,200
2023 Notes, due December 2023	550,000	2,741	550,000	3,619
2025 Notes, due April 2025	400,000	3,916	—	—
2025 Notes, due December 2025	850,000	4,504	850,000	5,382
2026 Notes, due December 2026	900,000	7,813	900,000	9,086
2036 Notes, due December 2036	250,000	3,375	250,000	3,576
2045 Notes, due December 2045	400,000	4,951	400,000	5,148
Total Long-Term Debt	$5,175,000	$29,898	$5,225,000	$32,748
2020 Notes, due March 2020	—	—	300,000	333
Total Current Debt	$—	$—	$300,000	$333
Total Debt	$5,175,000	$29,898	$5,525,000	$33,081

15.    Subsequent Events
On November 23, 2020, the Board of Directors of the Company declared a cash dividend of $0.62 per outstanding share of common stock. The dividend will be paid on December 15, 2020 to all shareholders of record at the close of business on December 4, 2020 and is expected to total $229.1 million.
The Company reinstated its common stock repurchase program effective November 2020 (fiscal 2021). For additional information about the common stock repurchase program, see Note 3, Stock-Based Compensation and Shareholders' Equity, of the Notes to Consolidated Financial Statements.

ANALOG DEVICES, INC.
SUPPLEMENTARY FINANCIAL INFORMATION
(Unaudited) (thousands, except per share amounts)
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2020 and fiscal 2019 were 52-week fiscal years. The Company's interim periods operate on a 4-4-5 fiscal calendar, where each fiscal quarter is comprised of two 4-week periods and one 5-week period, with each week ending on a Saturday.

	4Q20	3Q20	2Q20	1Q20	4Q19	3Q19	2Q19	1Q19
Revenue	$1,526,295	$1,456,136	$1,317,060	$1,303,565	$1,443,219	$1,480,143	$1,526,602	$1,541,101
Cost of sales	503,211	483,558	470,386	455,423	501,028	482,332	492,510	501,445
Gross margin	1,023,084	972,578	846,674	848,142	942,191	997,811	1,034,092	1,039,656
% of Revenue	67%	67%	64%	65%	65%	67%	68%	67%
Research and development	280,239	260,794	252,413	257,073	277,018	280,102	285,846	287,382
Selling, marketing, general and administrative	165,115	153,753	141,775	199,280	154,799	162,825	163,128	167,342
Special charges (1)	8,051	31,830	1,320	11,136	64,788	927	8,162	21,782
Amortization of intangibles	108,007	107,077	107,146	107,225	107,225	107,231	107,261	107,324
Total operating expenses	561,412	553,454	502,654	574,714	603,830	551,085	564,397	583,830
Operating income	461,672	419,124	344,020	273,428	338,361	446,726	469,695	455,826
% of Revenue	30%	29%	26%	21%	23%	30%	31%	30%
Nonoperating (income) expenses:
Interest expense	48,593	45,914	49,985	48,813	50,775	59,871	59,701	58,728
Interest income	(527)	(504)	(1,334)	(1,940)	(1,988)	(2,625)	(2,928)	(2,688)
Other, net	(3,704)	685	308	338	1,747	(78)	4,525	(160)
Total nonoperating (income) expense	44,362	46,095	48,959	47,211	50,534	57,168	61,298	55,880
Income before income taxes	417,310	373,029	295,061	226,217	287,827	389,558	408,397	399,946
% of Revenue	27%	26%	22%	17%	20%	26%	27%	26%
Provision for income taxes (2)	30,784	10,364	27,365	22,343	10,133	27,184	40,460	44,940
Net income	$386,526	$362,665	$267,696	$203,874	$277,694	$362,374	$367,937	$355,006
% of Revenue	25%	25%	20%	16%	19%	24%	24%	23%
Net income allocated to common shares (3)	$386,526	$362,665	$267,696	$203,874	$277,182	$361,562	$367,029	$353,969
Basic earnings per common share	$1.05	$0.98	$0.73	$0.55	$0.75	$0.98	$0.99	$0.96
Diluted earnings per common share	$1.04	$0.97	$0.72	$0.55	$0.74	$0.97	$0.98	$0.95
Shares used to compute earnings per share (in thousands):
Basic	369,284	368,791	368,217	368,241	369,051	369,533	369,246	368,703
Diluted	372,322	372,003	371,305	372,264	372,584	373,077	373,342	372,506
Dividends declared per share	$0.62	$0.62	$0.62	$0.54	$0.54	$0.54	$0.54	$0.48
_______________________________________
(1)See Note 5, Special Charges, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.
(2)See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.
(3)See Note 2q, Earnings per Share of Common Stock, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of October 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2020. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of October 31, 2020, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting. This report appears below.

(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Analog Devices, Inc.’s internal control over financial reporting as of October 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Analog Devices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Analog Devices, Inc. as of October 31, 2020 and November 2, 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated November 24, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
November 24, 2020

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item relating to our directors and nominees is contained under the caption “Proposal 1 — Election of Directors” contained in our 2021 proxy statement to be filed with the U.S. Securities and Exchange Commission (the SEC) within 120 days after October 31, 2020 and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “INFORMATION ABOUT OUR EXECUTIVE OFFICERS” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. If applicable, information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained under the caption “Delinquent Section 16(a) Reports” in our 2021 proxy statement to be filed with the SEC within 120 days after October 31, 2020 and is incorporated herein by reference.
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
During fiscal 2020, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2020 proxy statement.
Information required by this item relating to the audit committee of our Board of Directors is contained under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” in our 2021 proxy statement to be filed with the SEC within 120 days after October 31, 2020 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is contained under the captions “Corporate Governance — Director Compensation” and “Information About Executive Compensation” in our 2021 proxy statement to be filed with the SEC within 120 days after October 31, 2020 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item relating to security ownership of certain beneficial owners and management is contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2021 proxy statement to be filed with the SEC within 120 days after October 31, 2020 and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in our 2021 proxy statement to be filed with the SEC within 120 days after October 31, 2020 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item relating to transactions with related persons is contained under the caption “Corporate Governance — Certain Relationships and Related Transactions” in our 2021 proxy statement to be filed with the SEC within 120 days after October 31, 2020 and is incorporated herein by reference. Information required by this item relating to director independence is contained under the caption “Corporate Governance — Determination of Independence” in our 2021 proxy statement to be filed with the SEC within 120 days after October 31, 2020 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained under the caption “Corporate Governance — Independent Registered Public Accounting Firm Fees and Other Matters” in our 2021 proxy statement to be filed with the SEC within 120 days after October 31, 2020 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended October 31, 2020, November 2, 2019 and November 3, 2018

—	Consolidated Statements of Comprehensive Income for the years ended October 31, 2020, November 2, 2019 and November 3, 2018

—	Consolidated Balance Sheets as of October 31, 2020 and November 2, 2019

—	Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2020, November 2, 2019 and November 3, 2018

—	Consolidated Statements of Cash Flows for the years ended October 31, 2020, November 2, 2019 and November 3, 2018

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

2.2
Agreement and Plan of Merger, dated as of July 12, 2020, by and among Analog Devices, Inc., Maxim Integrated Products, Inc. and Magneto Corp., filed as exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 15, 2020 and incorporated herein by reference.

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

4.6
Supplemental Indenture, dated April 8, 2020, between Analog Devices and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on April 8, 2020 and incorporated herein by reference.

4.7
Description of Registrant's Securities, filed as exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2019 (File No. 1-7819) as filed with the Commission on November 26, 2019 and incorporated herein by reference.

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

*10.5
Fourth Amendment to the Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2019 (File No. 1-7819) as filed with the Commission on November 26, 2019 and incorporated herein by reference.

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

Exhibit No.	Description
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

*10.21
Analog Devices, Inc. 2020 Equity Incentive Plan, filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 1-7819), as filed with the Commission on January 24, 2020 and incorporated herein by reference.

*10.22
Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2020 (File No. 1-7819) as filed with the Commission on February 19, 2020 and incorporated herein by reference.

*10.23
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2020 (File No. 1-7819) as filed with the Commission on February 19, 2020 and incorporated herein by reference.

*10.24
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan, filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2020 (File No. 1-7819) as filed with the Commission on February 19, 2020 and incorporated herein by reference.

*10.25
Form of Restricted Stock Unit Agreement for Directors for usage under the Company's 2020 Equity Incentive Plan, filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2020 (File No. 1-7819) as filed with the Commission on February 19, 2020 and incorporated herein by reference.

*10.26
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan, filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2020 (File No. 1-7819) as filed with the Commission on February 19, 2020 and incorporated herein by reference.

*10.27
2020 Executive Performance Incentive Plan, filed as exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2019 (File No. 1-7819) as filed with the Commission on November 26, 2019 and incorporated herein by reference.

†*10.28	2021 Executive Performance Incentive Plan.
*10.29
Form of Employee Retention Agreement, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.30
Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.31
Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

Exhibit No.	Description
*10.32
Offer Letter for Prashanth Mahendra-Rajah, dated August 4, 2017, filed as exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2017 (File No. 1-7819) as filed with the Commission on November 22, 2017 and incorporated herein by reference.

*10.33
Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

*10.34
Credit Agreement, dated as of June 28, 2019, among Analog Devices, Inc., as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 1, 2019 and incorporated herein by reference.

*10.35
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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended October 31, 2020, November 2, 2019 and November 3, 2018, (ii) Consolidated Balance Sheets as of October 31, 2020 and November 2, 2019, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 31, 2020, November 2, 2019 and November 3, 2018, (iv) Consolidated Statements of Comprehensive Income for the years ended October 31, 2020, November 2, 2019 and November 3, 2018, (v) Consolidated Statements of Cash Flows for the years ended October 31, 2020, November 2, 2019 and November 3, 2018, (vi) Notes to Consolidated Financial Statements for the years ended October 31, 2020, November 2, 2019 and November 3, 2018.

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED OCTOBER 31, 2020
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended October 31, 2020, November 2, 2019 and November 3, 2018

(dollar amounts in thousands)

Description	Balance at Beginning of Period	Additions (Reductions) Charged to Income Statement	Other	Deductions	Balance at End of Period
Accounts Receivable Reserves and Allowances:
Year ended November 3, 2018	$7,213	$2,313	$—	$7,242	$2,284
Year ended November 2, 2019	$2,284	$13,979	$—	$7,876	$8,387
Year ended October 31, 2020	$8,387	$1,318	$—	$5,355	$4,350
Valuation Allowance for Deferred Tax Asset:
Year ended November 3, 2018	$53,787	$30,254	$(1,761)	$—	$82,280
Year ended November 2, 2019	$82,280	$34,069	$—	$—	$116,349
Year ended October 31, 2020	$116,349	$37,622	$159	$—	$154,130

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

By:	/s/ Vincent Roche
Vincent Roche President and Chief Executive Officer (Principal Executive Officer)
Date: November 24, 2020

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata	Chairman of the Board	November 24, 2020
Ray Stata

/s/ Vincent Roche	President and Chief Executive Officer and Director (Principal Executive Officer)	November 24, 2020
Vincent Roche

/s/ Prashanth Mahendra-Rajah	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 24, 2020
Prashanth Mahendra-Rajah

/s/ Michael Sondel	Chief Accounting Officer (Principal Accounting Officer)	November 24, 2020
Michael Sondel

/s/ James A. Champy	Director	November 24, 2020
James A. Champy

/s/ Anantha P. Chandrakasan	Director	November 24, 2020
Anantha P. Chandrakasan

/s/ Bruce R. Evans	Director	November 24, 2020
Bruce R. Evans

/s/ Edward H. Frank	Director	November 24, 2020
Edward H. Frank

/s/ Dr. Laurie H. Glimcher	Director	November 24, 2020
Dr. Laurie H. Glimcher

/s/ Karen Golz	Director	November 24, 2020
Karen Golz

/s/ Mark M. Little	Director	November 24, 2020
Mark M. Little

/s/ Kenton J. Sicchitano	Director	November 24, 2020
Kenton J. Sicchitano

/s/ Susie Wee	Director	November 24, 2020
Susie Wee