Form 10-Q
period 2021-01-30
ANALOG DEVICES INC
filed 2021-02-17
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of January 30, 2021 there were 368,893,742 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	January 30, 2021	February 1, 2020
Revenue	$1,558,458	$1,303,565
Cost of sales	513,087	455,423
Gross margin	1,045,371	848,142
Operating expenses:
Research and development	288,150	257,073
Selling, marketing, general and administrative	185,275	199,280
Amortization of intangibles	107,648	107,225
Special charges	438	11,136
	581,511	574,714
Operating income:	463,860	273,428
Nonoperating expense (income):
Interest expense	42,479	48,813
Interest income	(209)	(1,940)
Other, net	(15,028)	338
	27,242	47,211
Income before income taxes	436,618	226,217
Provision for income taxes	48,099	22,343
Net income	$388,519	$203,874

Shares used to compute earnings per common share – basic	369,203	368,241
Shares used to compute earnings per common share – diluted	373,106	372,264

Basic earnings per common share	$1.05	$0.55
Diluted earnings per common share	$1.04	$0.55

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	January 30, 2021	February 1, 2020
Net income	$388,519	$203,874
Foreign currency translation adjustments	8,279	(195)
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $6,661 and $5,459, respectively)	24,465	(12,028)
Changes in pension plans including transition obligation, net actuarial loss and foreign currency translation adjustments (net of taxes of $86 and $160, respectively)	(1,784)	254
Other comprehensive income (loss)	30,960	(11,969)
Comprehensive income	$419,479	$191,905

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	January 30, 2021	October 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1,048,063	$1,055,860
Accounts receivable	826,964	737,536
Inventories	618,640	608,260
Prepaid expenses and other current assets	131,074	116,032
Total current assets	2,624,741	2,517,688
Property, Plant and Equipment, at Cost
Land and buildings	981,717	974,604
Machinery and equipment	2,713,926	2,667,846
Office equipment	89,267	85,291
Leasehold improvements	160,034	157,915
	3,944,944	3,885,656
Less accumulated depreciation and amortization	2,815,730	2,765,095
Net property, plant and equipment	1,129,214	1,120,561
Other Assets
Other investments	91,720	86,729
Goodwill	12,282,751	12,278,425
Intangible assets, net	3,535,475	3,650,280
Deferred tax assets	1,466,489	1,503,064
Other assets	309,720	311,856
Total other assets	17,686,155	17,830,354
	$21,440,110	$21,468,603
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$227,423	$227,273
Income taxes payable	148,191	182,080
Debt, current	399,220	—
Accrued liabilities	901,923	955,633
Total current liabilities	1,676,757	1,364,986
Non-current liabilities
Long-term debt	4,747,347	5,145,102
Deferred income taxes	1,862,068	1,919,595
Income taxes payable	592,281	591,780
Other non-current liabilities	473,911	449,195
Total non-current liabilities	7,675,607	8,105,672
Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, 0.16 2/3 par value, 1,200,000,000 shares authorized, 368,893,742 shares outstanding (369,484,899 on October 31, 2020)	61,484	61,582
Capital in excess of par value	4,849,185	4,949,586
Retained earnings	7,395,578	7,236,238
Accumulated other comprehensive loss	(218,501)	(249,461)
Total shareholders’ equity	12,087,746	11,997,945
	$21,440,110	$21,468,603
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended January 30, 2021
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 31, 2020	369,485	$61,582	$4,949,586	$7,236,238	$(249,461)
Net income				388,519
Dividends declared and paid - $0.62 per share				(229,179)
Issuance of stock under stock plans and other	488	82	19,838
Stock-based compensation expense			36,638
Other comprehensive income					30,960
Common stock repurchased	(1,079)	(180)	(156,877)
BALANCE, JANUARY 30, 2021	368,894	$61,484	$4,849,185	$7,395,578	$(218,501)

	Three Months Ended February 1, 2020
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, November 2, 2019	368,302	$61,385	$4,936,349	$6,899,253	$(187,799)
Effect of Accounting Standards Update 2018-02				2,379	(2,379)
Net income				203,874
Dividends declared and paid - $0.54 per share				(199,160)
Issuance of stock as charitable contribution	336	56	39,944
Issuance of stock under stock plans and other	491	82	16,031
Stock-based compensation expense			37,501
Other comprehensive loss					(11,969)
Common stock repurchased	(909)	(152)	(105,878)
BALANCE, FEBRUARY 1, 2020	368,220	$61,371	$4,923,947	$6,906,346	$(202,147)

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	January 30, 2021	February 1, 2020
Cash flows from operating activities:
Net income	$388,519	$203,874
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	56,309	59,863
Amortization of intangibles	145,044	144,069
Stock-based compensation expense	36,638	37,501
Deferred income taxes	(27,275)	(13,982)
Non-cash contribution to charitable foundation	—	40,000
Other non-cash activity	(14,553)	2,332
Changes in operating assets and liabilities	(156,741)	(124,009)
Total adjustments	39,422	145,774
Net cash provided by operating activities	427,941	349,648
Cash flows from investing activities:
Proceeds from other investments	18,566	—
Additions to property, plant and equipment	(67,388)	(54,839)
Cash paid for asset acquisition	(22,522)	—
Payments for acquisitions, net of cash acquired	(2,428)	—
Changes in other assets	(1,299)	107
Net cash used for investing activities	(75,071)	(54,732)
Cash flows from financing activities:
Dividend payments to shareholders	(229,179)	(199,160)
Repurchase of common stock	(157,057)	(106,030)
Proceeds from employee stock plans	19,920	16,113
Changes in other financing activities	2,493	(495)
Net cash used for financing activities	(363,823)	(289,572)
Effect of exchange rate changes on cash	3,156	742
Net (decrease) increase in cash and cash equivalents	(7,797)	6,086
Cash and cash equivalents at beginning of period	1,055,860	648,322
Cash and cash equivalents at end of period	$1,048,063	$654,408

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 30, 2021 (UNAUDITED)
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended October 31, 2020 (fiscal 2020) and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2021 (fiscal 2021) or any future period.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2021 presentation.
Proposed acquisition of Maxim Integrated Products, Inc.
On July 12, 2020, the Company entered into a definitive agreement (the Merger Agreement) to acquire Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. See Note 13, Acquisitions, for additional information.
Note 2 – Stock-Based Compensation and Shareholders' Equity
A summary of the Company’s stock option activity as of January 30, 2021 and changes during the three-month period then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at October 31, 2020	4,192	$70.73
Options granted	460	$144.06
Options exercised	(349)	$56.94
Options forfeited	(21)	$85.53
Options expired	(5)	$37.52
Options outstanding at January 30, 2021	4,277	$79.71	5.9	$289,219
Options exercisable at January 30, 2021	2,332	$61.96	4.4	$199,072
Options vested or expected to vest at January 30, 2021 (1)	4,158	$78.63	5.9	$285,622
(1) In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
In the first quarter of fiscal 2021, the Company issued a special performance stock option award to the Company's chief executive officer. The performance stock option award is exercisable for up to 460,000 shares of the Company's common stock (the Target Number of Shares) at an exercise price per share of $144.06, which was the closing price of the Company's common stock on the date of grant, and vests subject to the satisfaction of certain target stock price thresholds during a five-year period, measured on the basis of the average of the closing prices of the Company's common stock over 70 consecutive trading days. The actual number of shares that will become exercisable will range from 0% to a maximum of 100% of the Target Number of Shares based on the attainment of such target stock price thresholds at any time during a five-year period from December 15, 2020 to December 15, 2025. The grant date fair value of the award was calculated using the Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying the performance conditions stipulated in the award to calculate the fair market value. The Monte Carlo simulation model also uses stock price volatility and other variables to estimate the probability of satisfying the performance conditions, including the possibility that the market condition may not be satisfied, and the resulting fair value of the award.

During the three-month periods ended January 30, 2021 and February 1, 2020, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $30.4 million and $20.3 million, respectively.
A summary of the Company’s restricted stock unit/award activity as of January 30, 2021 and changes during the three-month period then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 31, 2020	3,637	$91.54
Units/Awards granted	196	$138.21
Restrictions lapsed	(135)	$86.08
Forfeited	(59)	$99.73
Restricted stock units/awards outstanding at January 30, 2021	3,639	$92.02
In the first quarter of fiscal 2021, the Company issued approximately 110,000 performance-based restricted stock units (Maxim Integration PRSUs) related to the Company's planned acquisition of Maxim to a select group of employees. The number of Maxim Integration PRSUs that may be earned will range from 0% to a maximum of 200% of the issued amount of Maxim Integration PRSUs and will be determined according to the achievement of certain performance metrics. Any shares earned will vest on the 60th day following the two-year anniversary of the closing of the Maxim acquisition. If the Maxim acquisition does not close, the awards will be cancelled. The grant date fair value of these awards were calculated using the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting. The grant-date fair value of these awards is also impacted by the number of units that are expected to vest during the performance period and is adjusted through the related stock-based compensation expense at each reporting period based on the probability of achievement of that performance condition.

As of January 30, 2021, there was $267.1 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units/awards. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total grant-date fair values of awards that vested during the three-month periods ended January 30, 2021 and February 1, 2020 were approximately $15.6 million and $14.8 million, respectively.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended
	January 30, 2021	February 1, 2020
Cost of sales	$4,354	$4,564
Research and development	18,321	17,605
Selling, marketing, general and administrative	13,963	15,332
Total stock-based compensation expense	$36,638	$37,501

As of January 30, 2021 and October 31, 2020, the Company capitalized $5.7 million and $5.8 million, respectively, of stock-based compensation in Inventories on the Condensed Consolidated Balance Sheets.
Common Stock Repurchases
As of January 30, 2021, the Company had repurchased a total of approximately 157.1 million shares of its common stock for approximately $6.4 billion under the Company's share repurchase program. As of January 30, 2021, an additional $1.7 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Company.

Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first three months of fiscal 2021.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 31, 2020	$(26,852)	$(172,670)	$(49,939)	$(249,461)
Other comprehensive income (loss) before reclassifications	8,279	34,930	(2,446)	40,763
Amounts reclassified out of other comprehensive income (loss)	—	(3,804)	748	(3,056)
Tax effects	—	(6,661)	(86)	(6,747)
Other comprehensive income (loss)	8,279	24,465	(1,784)	30,960
January 30, 2021	$(18,573)	$(148,205)	$(51,723)	$(218,501)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended
Comprehensive Income Component	January 30, 2021	February 1, 2020	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$(1,986)	$(80)	Cost of sales
	(1,064)	378	Research and development
	(1,218)	532	Selling, marketing, general and administrative
Interest rate derivatives	464	464	Interest expense
	(3,804)	1,294	Total before tax
	204	(370)	Tax
Effect of Accounting Standards Update 2018-02	—	(2,379)	Retained earnings
	$(3,600)	$(1,455)	Net of tax

Amortization of pension components included in the computation of net periodic pension cost
Actuarial losses	748	648
	(86)	(160)	Tax
	$662	$488	Net of tax

Total amounts reclassified out of AOCI, net of tax	$(2,938)	$(967)

Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating expense (income). There were no material net realized gains or losses from the sales of available-for-sale investments during any of the fiscal periods presented.

Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	January 30, 2021	February 1, 2020
Net Income	$388,519	$203,874
Basic shares:
Weighted-average shares outstanding	369,203	368,241
Earnings per common share basic:	$1.05	$0.55
Diluted shares:
Weighted-average shares outstanding	369,203	368,241
Assumed exercise of common stock equivalents	3,903	4,023
Weighted-average common and common equivalent shares	373,106	372,264
Earnings per common share diluted:	$1.04	$0.55
Anti-dilutive shares related to:
Outstanding stock-based awards	239	397

Note 5 – Special Charges
The following table is a quarterly roll-forward from October 31, 2020 to January 30, 2021 of the employee separation and exit cost accruals established related to existing restructuring actions:

Accrued Restructuring	Closure of Manufacturing Facilities	Repositioning Action	Other Actions
Balance at October 31, 2020	$45,176	$20,774	$3,489
First quarter fiscal 2021 special charges	438	—	—
Severance and other payments	(1,950)	(8,128)	(333)
Effect of foreign currency on accrual	—	248	—
Balance at January 30, 2021	$43,664	$12,894	$3,156
Current - accrued liabilities	$33,433	$12,894	$3,156
Other non-current liabilities	$10,231	$—	$—
Repositioning Action
The Company recorded special charges of $137.5 million on a cumulative basis through January 30, 2021, as a result of organizational initiatives to better align the global workforce with the Company's long-term strategic plan. Approximately $123.3 million of the total charges was for severance and fringe benefit costs in accordance with either the Company's ongoing benefit plan or statutory requirements for the impacted manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees. The remaining $14.2 million of the charges were recorded in fiscal 2019 and related to the write-off of acquired intellectual property due to the Company's decision to discontinue certain product development strategies.
Closure of Manufacturing Facilities
The Company recorded special charges of $55.4 million on a cumulative basis through January 30, 2021 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear). The Company plans to close its Hillview wafer fabrication facility located in Milpitas, California in fiscal 2021 and its Singapore test facility in the fiscal year ending October 29, 2022. The Company intends to transfer Hillview wafer fabrication production to its other internal facilities and to external foundries. In addition, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, and also to its outsourced assembly and test partners. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations, one-time termination benefits for the impacted manufacturing, engineering and SMG&A employees and other exit costs. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits.

Note 6 – Property, Plant and Equipment
As discussed in Note 5, Special Charges, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, in addition to its outsourced assembly and test partners. Accordingly, management has entered into an agreement to sell the facility in Singapore in May 2021 and has determined that this facility and certain equipment therein have met the held for sale criteria as specified in ASC 360. No write-down to fair value was required upon this designation during fiscal 2020, as the fair value of the asset group, less costs to sell, was greater than its carrying value. As shown below, this carrying value was reclassified from various line items within Property, plant and equipment to Prepaid expenses and other current assets upon designation and remains in Prepaid expenses and other current assets as of January 30, 2021.

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

	Three Months Ended
	January 30, 2021			February 1, 2020
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$855,454	55%	24%	$687,685	53%
Communications	281,049	18%	16%	241,804	19%
Automotive	245,250	16%	19%	205,712	16%
Consumer	176,705	11%	5%	168,364	13%
Total revenue	$1,558,458	100%	20%	$1,303,565	100%

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

	Three Months Ended
	January 30, 2021		February 1, 2020
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$946,386	61%	$747,561	57%
Direct customers	589,456	38%	529,731	41%
Other	22,616	1%	26,273	2%
Total revenue	$1,558,458	100%	$1,303,565	100%

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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of January 30, 2021 and October 31, 2020. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of January 30, 2021 and October 31, 2020, the Company held $205.7 million and $239.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	January 30, 2021
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$822,348	$—	$822,348
Corporate obligations (1)	—	19,998	19,998
Other assets:
Deferred compensation investments	59,490	—	59,490
Forward foreign currency exchange contracts (2)	—	7,386	7,386
Total assets measured at fair value	$881,838	$27,384	$909,222
Liabilities
Interest rate derivatives	$—	$185,349	$185,349
Total liabilities measured at fair value	$—	$185,349	$185,349

(1)The amortized cost of the Company’s investments classified as available-for-sale as of January 30, 2021 was $20.0 million.
(2)The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.

	October 31, 2020
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$816,253	$—	$816,253
Other assets:
Forward foreign currency exchange contracts (1)	—	5,427	5,427
Deferred compensation investments	52,956	—	52,956
Total assets measured at fair value	$869,209	$5,427	$874,636
Liabilities
Interest rate derivatives	$—	$214,586	$214,586
Total liabilities measured at fair value	$—	$214,586	$214,586
(1)The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Held for sale assets —The Company has classified the assets held for sale at carrying value. However, if they were to be carried at fair value, they would be considered a Level 3 fair value measurement and would be determined based on the use of appraisals and input from market participants.
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

	January 30, 2021		October 31, 2020
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan, due March 2022	$925,000	$925,000	$925,000	$925,000
2.50% Senior unsecured notes, due December 2021	400,000	406,774	400,000	$408,565
2.875% Senior unsecured notes, due June 2023	500,000	526,131	500,000	$526,855
3.125% Senior unsecured notes, due December 2023	550,000	590,115	550,000	$590,177
2.95% Senior unsecured notes, due April 2025	400,000	434,027	400,000	$434,919
3.90% Senior unsecured notes, due December 2025	850,000	966,168	850,000	$969,033
3.50% Senior unsecured notes, due December 2026	900,000	1,015,998	900,000	$1,017,505
4.50% Senior unsecured notes, due December 2036	250,000	321,995	250,000	$298,153
5.30% Senior unsecured notes, due December 2045	400,000	558,870	400,000	$538,788
Total debt	$5,175,000	$5,745,078	$5,175,000	$5,708,995
As of January 30, 2021, the Company believed that none of its unrealized losses on its available-for-sale investments were attributable to credit losses and therefore were not impaired. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities did not indicate impairment, the Company considered various factors, including, but not limited to: the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
Unrealized gains and losses, net of taxes, are reported as a component of AOCI in the Company’s Condensed Consolidated Statements of Stockholders’ Equity. No material amounts were reclassified out of AOCI during the three months ended January 30, 2021 and February 1, 2020 for realized gains or losses on available-for-sale investments.
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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of January 30, 2021 and October 31, 2020 were $217.0 million and $202.7 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of January 30, 2021 and October 31, 2020 were as follows:

		Fair Value At
	Balance Sheet Location	January 30, 2021	October 31, 2020
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$7,490	$5,550
As of January 30, 2021 and October 31, 2020, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $87.5 million and $62.7 million, respectively. The fair values of these hedging instruments in the Company’s Condensed Consolidated Balance Sheets were immaterial as of January 30, 2021 and October 31, 2020.
The Company estimates that $5.1 million, net of tax, of settlements of forward foreign currency derivative instruments included in AOCI will be reclassified into earnings within the next 12 months.

All the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Condensed Consolidated Balance Sheets on a net basis. As of January 30, 2021 and October 31, 2020, none of the netting arrangements involved collateral.
The following table presents the gross amounts of the Company's forward foreign currency exchange contract derivative assets and liabilities and the net amounts recorded in the Company's Condensed Consolidated Balance Sheets:

	January 30, 2021	October 31, 2020
Gross amount of recognized assets	$7,737	$6,114
Gross amounts of recognized liabilities offset in the Condensed Consolidated Balance Sheets	(351)	(687)
Net assets presented in the Condensed Consolidated Balance Sheets	$7,386	$5,427
As of January 30, 2021 and October 31, 2020, the fair value of the interest rate swap agreement designated as a cash flow hedge was $185.3 million and $214.6 million, respectively, and is included within Accrued liabilities in the Company's Condensed Consolidated Balance Sheets.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of January 30, 2021 and October 31, 2020, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 10 – Inventories
Inventories at January 30, 2021 and October 31, 2020 were as follows:

	January 30, 2021	October 31, 2020
Raw materials	$35,618	$33,806
Work in process	444,083	443,690
Finished goods	138,939	130,764
Total inventories	$618,640	$608,260

Note 11 – Income Taxes
The Company’s effective tax rates for the three-month periods ended January 30, 2021 and February 1, 2020 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal years ended November 3, 2018 (fiscal 2018) and November 2, 2019 (fiscal 2019); various U.S. state and local tax audits; and international audits, including the transfer pricing audit in Ireland discussed below. The Company's U.S. federal tax returns prior to the fiscal year ended October 28, 2017 (fiscal 2017) are no longer subject to examination.

The Company’s Ireland tax returns prior to the fiscal year ended November 2, 2013 are no longer subject to examination. During the fourth quarter of fiscal 2018, the Company’s Irish tax resident subsidiary received an assessment for the fiscal year ended November 2, 2013 (fiscal 2013) of approximately €43.0 million, or $52.0 million (as of January 30, 2021), from the Irish Revenue Commissioners (Irish Revenue). This assessment excludes any penalties and interest. The assessment claims that the Company’s Irish entity failed to conform to 2010 OECD Transfer Pricing Guidelines. The Company strongly disagrees with the assessment and maintains that its transfer pricing is appropriate. Therefore, the Company has not recorded any additional tax liability related to fiscal 2013. The Company intends to vigorously defend its originally filed tax return position and is currently preparing for an appeal with the Irish Tax Appeals Commission, which is the normal process for the resolution of differences between Irish Revenue and taxpayers. If Irish Revenue were ultimately to prevail with respect to its assessment for fiscal 2013, such assessment and any potential impact related to other open years subsequent to fiscal 2013 could have a material unfavorable impact on the Company's income tax expense and net earnings in future periods. During fiscal 2019, Irish Revenue commenced transfer pricing audits of the fiscal years ended November 1, 2014 (fiscal 2014); October 31, 2015 (fiscal 2015); October 29, 2016 (fiscal 2016); and fiscal 2017. However, the Company received confirmation from Irish Revenue that the audit relating to fiscal 2014 was complete and that no further tax assessment arose in respect of that period. During fiscal 2020, the Company settled the audit relating to fiscal 2015 for an additional tax payment that was not material. The audits related to fiscal 2016 and fiscal 2017 are on-going.
Note 12 – New Accounting Pronouncements
Standards Implemented
Financial Instruments
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief (ASU 2019-05) and ASU 2019-11, Codification Improvements to Topic 326 (ASU 2019-11). ASU 2019-05 allows an entity to irrevocably elect the fair value option for certain financial instruments. Once elected, an entity would recognize the difference between the carrying amount and the fair value of the financial instrument as part of the cumulative effect adjustments associated with the adoption of ASU 2016-13. ASU 2019-11 allows entities to exclude the accrued interest component of amortized cost from various disclosures required by ASC 326.
The Company is exposed to credit losses through sales of its products and certain financial instruments. The Company determines if there is an expected loss on its accounts receivables using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. The Company adopted these standards effective November 1, 2020 using the modified retrospective approach, which did not have a material impact on the Company's financial position and results of operations. See Note 8, Fair Value, in these Notes to Condensed Consolidated Financial Statements for more information related to how the Company assesses credit losses on its available-for-sale debt securities.
Income taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 in the first quarter of fiscal 2021. Upon adoption, ASU 2019-12 did not have a material impact on the Company's financial position and results of operations.
Retirement Benefits
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company adopted ASU 2018-14 in the first quarter of fiscal 2021. Upon adoption, ASU 2018-14 did not have a material impact on the Company's financial position and results of operations.

Standards to Be Implemented
Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. The Company is currently evaluating the impact of the reference rate reform on its contracts and the resulting impact of adopting this standard on our financial statements.
Note 13 – Acquisitions
Proposed acquisition of Maxim Integrated Products, Inc.
On July 12, 2020, the Company entered into the Merger Agreement to acquire Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies. Under the terms of the Merger Agreement, Maxim stockholders will receive, for each outstanding share of Maxim common stock, 0.630 of a share of the Company’s common stock at the closing. The estimated merger consideration is approximately $27.0 billion based on the closing price of the Company's common stock on February 12, 2021. The value of the merger consideration will fluctuate based upon changes in the price of the Company's common stock and the number of shares of Maxim common stock, restricted stock awards and restricted stock unit awards outstanding on the closing date.
The transaction is subject to customary closing conditions, including receipt of certain non-U.S. regulatory approvals. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired. The Merger Agreement includes termination rights for both the Company and Maxim. The Company may be required to pay Maxim a regulatory termination fee of $830.0 million in cash if the Merger Agreement is terminated in certain circumstances involving the failure to obtain required regulatory approvals. On October 8, 2020, the required shareholder approvals relating to the Merger Agreement were obtained from both the Company's shareholders and Maxim's shareholders.
In the first three months of fiscal 2021, the Company incurred $15.2 million of transaction-related costs recorded within Selling, marketing, general and administrative expenses in the Company's Condensed Consolidated Statement of Income.
Maxim Merger Litigation
As previously disclosed, in August and September 2020, three lawsuits were filed against the Company and/or its board of directors in connection with the Company’s proposed acquisition of Maxim: (1) Joseph Post v. Maxim Integrated Products, Inc., et al., Case No. 1:99-mc-09999 (D. Del., filed August 24, 2020) (the Post Action); (2) Coe Living Trust v. Analog Devices, Inc., et al., Case No. 1:20-cv-11682 (D. Mass., filed September 11, 2020) (the Coe Action); and (3) Delman, et al. v. Stata, et al., Case No. 2082CV00864 (Mass. Sup. Ct., Norfolk Cnty., filed September 11, 2020) (the Delman Action). The Post Action was brought by a purported shareholder of Maxim against Maxim, the members of Maxim’s board of directors, the Company and a subsidiary of the Company. The Coe Action was brought by a purported shareholder of the Company against the Company and the members of the Company’s board of directors. The Delman Action was brought by two purported shareholders of the Company against the members of the Company’s board of directors. In exchange for certain disclosures that the Company and Maxim voluntarily made in Form 8-Ks filed on September 30, 2020, the plaintiff in the Post Action filed a notice of voluntary dismissal on October 8, 2020, the plaintiff in the Coe Action filed a notice of voluntary dismissal on October 22, 2020, and the plaintiffs in the Delman Action filed a notice of dismissal subject to court approval on October 1, 2020. In each case, the notices of dismissal did not affect the rights of any other shareholders.
Note 14 – Subsequent Events
On February 16, 2021, the Board of Directors of the Company declared a cash dividend of $0.69 per outstanding share of common stock. The dividend will be paid on March 9, 2021 to all shareholders of record at the close of business on February 26, 2021 and is expected to total approximately $254.5 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020 (fiscal 2020).
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; the proposed acquisition of Maxim Integrated Products, Inc.; our anticipated growth and trends in our businesses; our future liquidity, capital needs and capital expenditures; the impact of the COVID-19 pandemic on our business, financial condition and results of operations; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of changes in or the application of new or revised tax laws; expected cost savings; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

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
While we are confident that our strategy and long-term contingency planning have positioned us well to weather the current uncertainty, we cannot at this time fully quantify or forecast the impact of COVID-19 on our business. The degree to which COVID-19 impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain, and we cannot provide assurance as to the duration and scope of the pandemic, its severity, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.
Proposed Acquisition of Maxim Integrated Products, Inc.
On July 12, 2020, we entered into a definitive agreement (the Merger Agreement) to acquire Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. Under the terms of the Merger Agreement, Maxim stockholders will receive, for each outstanding share of Maxim common stock, 0.630 of a share of our common stock. The estimated merger consideration is approximately $27.0 billion based on the closing price of our common stock on February 12, 2021. Following the approval of Maxim stockholders and our shareholders, as well as the expiration of the waiting-period applicable to U.S. regulatory approval, the transaction is subject to customary closing conditions, including receipt of certain non-U.S. regulatory approvals. See Note 13, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	January 30, 2021	February 1, 2020	$ Change	% Change
Revenue	$1,558,458	$1,303,565	$254,893	20%
Gross margin %	67.1%	65.1%
Net income	$388,519	$203,874	$184,645	91%
Net income as a % of revenue	24.9%	15.6%
Diluted EPS	$1.04	$0.55	$0.49	89%
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

	Three Months Ended
	January 30, 2021			February 1, 2020
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$855,454	55%	24%	$687,685	53%
Communications	281,049	18%	16%	241,804	19%
Automotive	245,250	16%	19%	205,712	16%
Consumer	176,705	11%	5%	168,364	13%
Total revenue	$1,558,458	100%	20%	$1,303,565	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue increased in the three-month period ended January 30, 2021, as compared to the same period of the prior fiscal year, primarily as a result of higher demand for our products across all end markets.
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

	Three Months Ended
	January 30, 2021		February 1, 2020
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$946,386	61%	$747,561	57%
Direct customers	589,456	38%	529,731	41%
Other	22,616	1%	26,273	2%
Total revenue	$1,558,458	100%	$1,303,565	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end customer demand.
Gross Margin

	Three Months Ended
	January 30, 2021	February 1, 2020	$ Change	% Change
Gross margin	$1,045,371	$848,142	$197,229	23%
Gross margin %	67.1%	65.1%
Gross margin percentage increased by 200 basis points in the three-month period ended January 30, 2021, as compared to the same period of the prior fiscal year, primarily as a result of higher utilization of our factories due to increased customer demand.
Research and Development (R&D)

	Three Months Ended
	January 30, 2021	February 1, 2020	$ Change	% Change
R&D expenses	$288,150	$257,073	$31,077	12%
R&D expenses as a % of revenue	18%	20%
R&D expenses increased in the three-month period ended January 30, 2021, as compared to the same period of the prior fiscal year, primarily as a result of higher R&D employee-related variable compensation expense and salary and benefit expenses, partially offset by lower discretionary spending.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	January 30, 2021	February 1, 2020	$ Change	% Change
SMG&A expenses	$185,275	$199,280	$(14,005)	(7)%
SMG&A expenses as a % of revenue	12%	15%
SMG&A expenses decreased in the three-month period ended January 30, 2021, as compared to the same period of the prior fiscal year, primarily as a result of a $40.0 million charitable contribution to the Analog Devices Foundation made in the first quarter of fiscal 2020, partially offset by $15.2 million in acquisition-related transaction costs in connection with the proposed acquisition of Maxim as well as higher variable compensation expense in the first quarter of the fiscal year ending October 30, 2021 (fiscal 2021).

Operating Income

	Three Months Ended
	January 30, 2021	February 1, 2020	$ Change	% Change
Operating income	$463,860	$273,428	$190,432	70%
Operating income as a % of revenue	29.8%	21.0%
The year-over-year increase in operating income in the three-month period ended January 30, 2021 was primarily the result of an increase in revenue of $254.9 million, which drove a higher gross margin of $197.2 million, and decreases of $14.0 million in SMG&A expenses and $10.7 million in special charges, partially offset by a $31.1 million increase in R&D expenses, as described above under the headings Revenue Trends by End Market, Gross Margin, Selling, Marketing, General and Administrative (SMG&A) and Research and Development (R&D).
Nonoperating Expense (Income)

	Three Months Ended
	January 30, 2021	February 1, 2020	$ Change
Total nonoperating expense (income)	$27,242	$47,211	$(19,969)
The year-over-year decrease in nonoperating expense in the three-month period ended January 30, 2021 was primarily the result of a $16.2 million gain recorded in other investments in the first quarter of fiscal 2021.
Provision for Income Taxes

	Three Months Ended
	January 30, 2021	February 1, 2020	$ Change
Provision for income taxes	$48,099	$22,343	$25,756
Effective income tax rate	11.0%	9.9%
The effective tax rates for the three-month periods ended January 30, 2021 and February 1, 2020 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our pretax income for the three-month periods ended January 30, 2021 and February 1, 2020 was primarily generated in Ireland at a tax rate of 12.5%.
See Note 11, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended
	January 30, 2021	February 1, 2020	$ Change	% Change
Net Income	$388,519	$203,874	$184,645	91%
Net Income as a % of revenue	24.9%	15.6%
Diluted EPS	$1.04	$0.55
Net income increased in the three-month period ended January 30, 2021, as compared to the same period of the prior fiscal year, as a result of a $190.4 million increase in operating income and a $20.0 million decrease in nonoperating expense (income), partially offset by a $25.8 million increase in provision for income taxes.
Liquidity and Capital Resources
At January 30, 2021, our principal source of liquidity was $1,048.1 million of cash and cash equivalents, of which approximately $245.8 million was held in the United States and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or the results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.

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

	Three Months Ended
	January 30, 2021	February 1, 2020
Net cash provided by operating activities	$427,941	$349,648
Net cash provided by operations as a % of revenue	27%	27%
Net cash used for investing activities	$(75,071)	$(54,732)
Net cash used for financing activities	$(363,823)	$(289,572)
The following changes contributed to the net change in cash and cash equivalents in the three-month period ended January 30, 2021 as compared to the same period in fiscal 2020.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities during the three-month period ended January 30, 2021, as compared to the same period of the prior fiscal year, was primarily the result of higher net income adjusted for non-cash items, partially offset by changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The increase in cash used for investing activities during the three-month period ended January 30, 2021, as compared to the same period of the prior fiscal year, was primarily the result of cash payments for an asset acquisition and higher capital additions, partially offset by proceeds from other investments.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The increase in cash used for financing activities during the three-month period ended January 30, 2021, as compared to the same period of the prior fiscal year, was primarily the result of increases in common stock repurchases and dividend payments to shareholders.
Working Capital

	January 30, 2021	October 31, 2020	$ Change	% Change
Accounts receivable	$826,964	$737,536	$89,428	12%
Days sales outstanding*	46	45
Inventory	$618,640	$608,260	$10,380	2%
Days cost of sales in inventory*	109	116
* We use the average of the current quarter and prior quarter ending accounts receivable and ending inventory balances in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The increase in accounts receivable in dollars was primarily the result of variations in the timing of collections and billings.
Inventory in dollars increased, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities increased to approximately $1,676.8 million at January 30, 2021 from approximately $1,365.0 million at the end of fiscal 2020. The increase was primarily due to an increase in the current portion of our debt, partially offset by decreases in accrued liabilities and income taxes payable.

Debt
As of January 30, 2021, our debt obligations consisted of the following:

Principal Amount Outstanding
3-Year term loan, due March 2022	$925,000
2.50% Senior unsecured notes, due December 2021	400,000
2.875% Senior unsecured notes, due June 2023	500,000
3.125% Senior unsecured notes, due December 2023	550,000
2.95% Senior unsecured notes, due April 2025	400,000
3.90% Senior unsecured notes, due December 2025	850,000
3.50% Senior unsecured notes, due December 2026	900,000
4.50% Senior unsecured notes, due December 2036	250,000
5.30% Senior unsecured notes, due December 2045	400,000
Total debt	$5,175,000
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of January 30, 2021, we were in compliance with these covenants.
Revolving Credit Facility
Our Second Amended and Restated Revolving Credit Agreement, dated as of June 28, 2019, with Bank of America N.A. as administrative agent and other banks identified therein as lenders (Revolving Credit Agreement) provides for a five-year unsecured revolving credit facility in an aggregate principal amount of up to $1.25 billion, expiring on June 28, 2024. We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of January 30, 2021, we were in compliance with these covenants.
Stock Repurchase Program
In the aggregate, our Board of Directors has authorized us to repurchase $8.2 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of January 30, 2021, an additional $1.7 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $67.4 million in the first three months of fiscal 2021 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2021 to be slightly above 4% of fiscal 2021 revenue. We expect these capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On February 16, 2021, our Board of Directors declared a cash dividend of $0.69 per outstanding share of common stock. The dividend will be paid on March 9, 2021 to all shareholders of record at the close of business on February 26, 2021 and is expected to total approximately $254.5 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board and will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Board.

Contractual Obligations
There have not been any material changes during the three-month period ended January 30, 2021 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 12, New Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our historical financial condition and results of operations.
Critical Accounting Policies and Estimates
Except for the accounting policies for credit losses and income taxes that were updated as a result of adopting ASU 2016-13 and ASU 2019-12, respectively, there were no other changes in the three-month period ended January 30, 2021 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the three-month period ended January 30, 2021 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended January 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Risk Factors” set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
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
•we could be subject to time-consuming and costly litigation related to the merger; and
•matters relating to the merger (including integration planning) require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to our business.
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
The COVID-19 pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. These measures have adversely impacted and are expected to continue to adversely impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States, the Philippines, Ireland, Singapore, Malaysia, China, and India. Each of these countries has been affected by the pandemic and taken measures to try to contain it, resulting in disruptions at some of our manufacturing operations and facilities, including restrictions on our access to facilities. It is uncertain what the extent of the impact, and duration, of such measures and potential future measures may be and how such measures will affect our vendors and suppliers. Increased restrictions on or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our business, financial condition and results of operations.
The spread of COVID-19 has caused us to modify our business practices by, among other things, restricting employee travel, modifying employee work locations, and canceling physical participation in meetings, events and conferences. As a result of our changed workplace practices, many of our employees are temporarily working remotely. Any of these changes may adversely impact our business operations or customer relationships and result in further disruptions to our supply chain, manufacturing operations and facilities, and workplace. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers, which may cause even further disruption. Although these alternations to our business practices are intended to minimize the spread of COVID-19, we cannot provide assurance that such measures will be sufficient to mitigate the risks posed by COVID-19, and if a significant number of our employees or members of our board of directors become ill, our ability to perform critical functions could be harmed.
The COVID-19 pandemic has significantly increased economic and demand uncertainty and has caused an economic slowdown that is likely to continue and could result in a global recession. The COVID-19 pandemic has led to disruption and volatility in the global capital markets, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could cause further disruption in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition and results of operations.
We cannot at this time fully quantify or forecast the impact of the COVID-19 pandemic on our business. The degree to which the pandemic impacts our business, financial condition and results of operations will depend on the effectiveness of vaccines and therapeutics and future developments, which are highly uncertain, including the scope and duration of the pandemic, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first three months of the fiscal year ending October 30, 2021 was below our U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide, including our current transfer pricing appeal in Ireland; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
In connection with our United States government business, we are also subject to government audits and to review and approval of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws, such as the Cybersecurity Maturity Model Certification. In certain circumstances, if we do not comply with the terms of a government contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment or other sanction could have an adverse effect on our business.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2020 through November 28, 2020	278,917	$136.43	274,988	$1,855,565,416
November 29, 2020 through December 26, 2020	361,029	$142.58	357,119	$1,804,652,077
December 27, 2020 through January 30, 2021	439,513	$153.64	402,582	$1,743,017,175
Total	1,079,459	$145.50	1,034,689	$1,743,017,175

(a)Includes 44,770 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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

ITEM 5.	Other Information
On February 16, 2021, the Compensation Committee of the Board of Directors of the Company (the Board) approved Mr. Steven Pietkiewicz’s Severance Agreement and Release (the Agreement) in connection with the previously announced change in his responsibilities and planned retirement. Under the terms of the Agreement, Mr. Pietkiewicz will be eligible to receive, subject to timely execution of a supplemental release of claims and his continued retirement for at least 49 weeks following October 17, 2021 (the Retirement Date), the following payments and benefits upon his retirement: (i) cash severance in an amount equal to $424,038, payable in a lump sum (less customary payroll deductions, taxes and withholdings) within 30 days of the effective date of his supplemental release and (ii) a cash contribution to a health reimbursement account, representing the Company’s subsidy for active employees, to help offset the costs of medical insurance until Mr. Pietkiewicz turns 65.
Mr. Pietkiewicz is also eligible to receive the Company’s FY21 first and second quarter cash bonus payable in a lump sum at the time such bonuses are payable to other employees in the Company’s 2021 Executive Performance Incentive Plan. In addition to the foregoing payments and benefits, all outstanding stock options, RSUs, RSAs or other equity awards will continue to vest until the Retirement Date, pursuant to the terms of the applicable plan and specific grant documents. All unvested equity- and cash-based awards held by Mr. Pietkiewicz will be forfeited for no consideration as of the Retirement Date.
Upon his Retirement Date, Mr. Pietkiewicz will continue to be subject to certain restrictive covenants, including non-disparagement and confidentiality covenants. The foregoing description of the Agreement is qualified in its entirety by reference to the complete copy of the Agreement attached hereto as Exhibit 10.9 and incorporated by reference herein.
In addition, on February 16, 2021, the Board appointed Mr. John Hassett as Senior Vice President, Corporate Integration Management, in which role he will lead the Company’s integration management on a full-time basis. In connection with Messrs. Pietkiewicz’s and Hassett’s changed responsibilities, the Board appointed Mr. Martin Cotter as Senior Vice President, Industrial, Consumer and Multi-Markets on February 16, 2021.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1
Non-Qualified Performance Stock Option Agreement – CEO Performance Stock Option Award, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-07819) as filed with the Commission on December 17, 2020 and incorporated herein by reference.

10.2
Form of Performance Restricted Stock Unit Agreement – Integration Award, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-07819) as filed with the Commission on December 17, 2020 and incorporated herein by reference.

10.3†#	Form of Restricted Stock Unit Agreement for Non-Employee Directors for usage under the Company’s 2020 Equity Incentive Plan adopted December 8, 2020.
10.4†#	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 8, 2020.
10.5†#	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 8, 2020.
10.6†#	Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 8, 2020.
10.7†#	Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the 2020 Equity Incentive Plan adopted December 8, 2020.
10.8†#	Form of Financial Metric Performance Restricted Stock Unit Agreement for China Employees for usage under the 2020 Equity Stock Incentive Plan adopted December 8, 2020.
10.9†#	Severance Agreement and Release between Analog Devices, Inc. and Steven Pietkiewicz, dated February 15, 2021.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Schema Document.**
101.CAL	Inline XBRL Calculation Linkbase Document.**
101.LAB	Inline XBRL Labels Linkbase Document.**
101.PRE	Inline XBRL Presentation Linkbase Document.**
101.DEF	Inline XBRL Definition Linkbase Document.**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed or furnished herewith.
#	Indicates management contract or compensatory plan, contract or agreement.
*	The certification furnished in each of Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates each by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended January 30, 2021 and February 1, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 30, 2021 and February 1, 2020, (iii) Condensed Consolidated Balance Sheets at January 30, 2021 and October 31, 2020, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three months ended January 30, 2021 and February 1, 2020,

(v) Condensed Consolidated Statements of Cash Flows for the three months ended January 30, 2021 and February 1, 2020 and (vi) Notes to Condensed Consolidated Financial Statements for the three months ended January 30, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: February 17, 2021	By:	/s/ Vincent Roche
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2021	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)