Form 10-Q
period 2021-05-01
ANALOG DEVICES INC
filed 2021-05-19
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of May 1, 2021 there were 368,826,918 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Revenue	$1,661,407	$1,317,060	$3,219,865	$2,620,625
Cost of sales	524,770	470,386	1,037,857	925,809
Gross margin	1,136,637	846,674	2,182,008	1,694,816
Operating expenses:
Research and development	302,238	252,413	590,388	509,486
Selling, marketing, general and administrative	206,612	141,775	391,887	341,055
Amortization of intangibles	107,786	107,146	215,434	214,371
Special charges	311	1,320	749	12,456
	616,947	502,654	1,198,458	1,077,368
Operating income:	519,690	344,020	983,550	617,448
Nonoperating expense (income):
Interest expense	43,066	49,985	85,545	98,798
Interest income	(290)	(1,334)	(499)	(3,274)
Other, net	929	308	(14,099)	646
	43,705	48,959	70,947	96,170
Income before income taxes	475,985	295,061	912,603	521,278
Provision for income taxes	53,080	27,365	101,179	49,708
Net income	$422,905	$267,696	$811,424	$471,570

Shares used to compute earnings per common share – basic	368,823	368,217	369,013	368,229
Shares used to compute earnings per common share – diluted	372,418	371,305	372,762	371,784

Basic earnings per common share	$1.15	$0.73	$2.20	$1.28
Diluted earnings per common share	$1.14	$0.72	$2.18	$1.27

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Net income	$422,905	$267,696	$811,424	$471,570
Foreign currency translation adjustments	(254)	(6,862)	8,025	(7,060)
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $10,448, $19,604, $17,109 and $25,066, respectively)	35,428	(69,386)	59,893	(81,411)
Changes in pension plans, net actuarial loss and foreign currency translation adjustments (net of taxes of $86, $157, $172 and $317, respectively)	412	1,393	(1,372)	1,647
Other comprehensive income (loss)	35,586	(74,855)	66,546	(86,824)
Comprehensive income	$458,491	$192,841	$877,970	$384,746

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	May 1, 2021	October 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1,305,216	$1,055,860
Accounts receivable	814,135	737,536
Inventories	641,202	608,260
Prepaid expenses and other current assets	142,247	116,032
Total current assets	2,902,800	2,517,688
Property, Plant and Equipment, at Cost
Land and buildings	984,879	974,604
Machinery and equipment	2,779,023	2,667,846
Office equipment	89,381	85,291
Leasehold improvements	161,132	157,915
	4,014,415	3,885,656
Less accumulated depreciation and amortization	2,853,829	2,765,095
Net property, plant and equipment	1,160,586	1,120,561
Other Assets
Other investments	94,033	86,729
Goodwill	12,282,465	12,278,425
Intangible assets, net	3,393,546	3,650,280
Deferred tax assets	1,448,018	1,503,064
Other assets	306,769	311,856
Total other assets	17,524,831	17,830,354
	$21,588,217	$21,468,603
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$279,222	$227,273
Income taxes payable	171,181	182,080
Debt, current	1,324,451	—
Accrued liabilities	1,001,975	955,633
Total current liabilities	2,776,829	1,364,986
Non-current liabilities
Long-term debt	3,823,595	5,145,102
Deferred income taxes	1,833,520	1,919,595
Income taxes payable	528,884	591,780
Other non-current liabilities	458,285	449,195
Total non-current liabilities	6,644,284	8,105,672
Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, 0.16 2/3 par value, 1,200,000,000 shares authorized, 368,826,918 shares outstanding (369,484,899 on October 31, 2020)	61,472	61,582
Capital in excess of par value	4,724,493	4,949,586
Retained earnings	7,564,054	7,236,238
Accumulated other comprehensive loss	(182,915)	(249,461)
Total shareholders’ equity	12,167,104	11,997,945
	$21,588,217	$21,468,603
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended May 1, 2021
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, JANUARY 30, 2021	368,894	$61,484	$4,849,185	$7,395,578	$(218,501)
Net income				422,905
Dividends declared and paid - $0.69 per share				(254,429)
Issuance of stock under stock plans and other	1,155	192	23,560
Stock-based compensation expense			40,358
Other comprehensive income					35,586
Common stock repurchased	(1,222)	(204)	(188,610)
BALANCE, MAY 1, 2021	368,827	$61,472	$4,724,493	$7,564,054	$(182,915)

	Six Months Ended May 1, 2021
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 31, 2020	369,485	$61,582	$4,949,586	$7,236,238	$(249,461)
Net income				811,424
Dividends declared and paid - $1.31 per share				(483,608)
Issuance of stock under stock plans and other	1,644	274	43,398
Stock-based compensation expense			76,996
Other comprehensive income					66,546
Common stock repurchased	(2,302)	(384)	(345,487)
BALANCE, MAY 1, 2021	368,827	$61,472	$4,724,493	$7,564,054	$(182,915)

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

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	May 1, 2021	May 2, 2020
Cash flows from operating activities:
Net income	$811,424	$471,570
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	108,775	119,124
Amortization of intangibles	290,745	288,120
Stock-based compensation expense	76,996	73,401
Deferred income taxes	(48,292)	(35,390)
Non-cash contribution to charitable foundation	—	40,000
Other non-cash activity	(12,122)	3,801
Changes in operating assets and liabilities	(63,223)	(181,937)
Total adjustments	352,879	307,119
Net cash provided by operating activities	1,164,303	778,689
Cash flows from investing activities:
Proceeds from other investments	18,566	—
Additions to property, plant and equipment	(126,558)	(115,000)
Cash paid for asset acquisition	(22,522)	—
Payments for acquisitions, net of cash acquired	(2,428)	—
Changes in other assets	(2,826)	(1,284)
Net cash used for investing activities	(135,768)	(116,284)
Cash flows from financing activities:
Proceeds from debt	—	395,646
Proceeds from revolver	—	350,000
Payments on revolver	—	(350,000)
Debt repayments	—	(300,000)
Dividend payments to shareholders	(483,608)	(427,760)
Repurchase of common stock	(345,871)	(219,614)
Proceeds from employee stock plans	43,672	30,897
Changes in other financing activities	2,399	(4,451)
Net cash used for financing activities	(783,408)	(525,282)
Effect of exchange rate changes on cash	4,229	(508)
Net increase in cash and cash equivalents	249,356	136,615
Cash and cash equivalents at beginning of period	1,055,860	648,322
Cash and cash equivalents at end of period	$1,305,216	$784,937

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 1, 2021 (UNAUDITED)
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
Note 2 – Stock-Based Compensation and Shareholders' Equity
A summary of the Company’s stock option activity as of May 1, 2021 and changes during the six-month period then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at October 31, 2020	4,192	$70.73
Options granted	644	$145.04
Options exercised	(695)	$62.80
Options forfeited	(30)	$86.47
Options expired	(6)	$40.70
Options outstanding at May 1, 2021	4,105	$83.66	5.9	$285,319
Options exercisable at May 1, 2021	2,673	$65.99	4.6	$233,013
Options vested or expected to vest at May 1, 2021 (1)	3,985	$82.43	5.8	$281,816
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

During the six-month periods ended May 1, 2021 and May 2, 2020, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $61.0 million and $35.3 million, respectively.
A summary of the Company’s restricted stock unit/award activity as of May 1, 2021 and changes during the six-month period then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 31, 2020	3,637	$91.54
Units/Awards granted	1,011	$143.71
Restrictions lapsed	(945)	$90.21
Forfeited	(100)	$99.51
Restricted stock units/awards outstanding at May 1, 2021	3,603	$104.18
In the first half of fiscal 2021, the Company issued approximately 121,000 performance-based restricted stock units (Maxim Integration PRSUs) related to the Company's planned acquisition of Maxim to a select group of employees. The number of Maxim Integration PRSUs that may be earned will range from 0% to a maximum of 200% of the issued amount of Maxim Integration PRSUs and will be determined according to the achievement of certain performance metrics. Any shares earned will vest on the 60th day following the two-year anniversary of the closing of the Maxim acquisition. If the Maxim acquisition does not close, the awards will be cancelled. The grant date fair value of these awards were calculated using the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting. The grant-date fair value of these awards is also impacted by the number of units that are expected to vest during the performance period and is adjusted through the related stock-based compensation expense at each reporting period based on the probability of achievement of that performance condition.

As of May 1, 2021, there was $382.2 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units/awards. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair values of awards that vested during the six-month periods ended May 1, 2021 and May 2, 2020 were approximately $94.2 million and $113.4 million, respectively.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Six Months Ended
	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Cost of sales	$4,653	$4,356	$9,007	$8,920
Research and development	19,548	18,400	37,869	36,005
Selling, marketing, general and administrative	16,157	13,144	30,120	28,476
Total stock-based compensation expense	$40,358	$35,900	$76,996	$73,401

As of May 1, 2021 and October 31, 2020, the Company capitalized $6.0 million and $5.8 million, respectively, of stock-based compensation in Inventories on the Condensed Consolidated Balance Sheets.
Common Stock Repurchases
As of May 1, 2021, the Company had repurchased a total of approximately 158.0 million shares of its common stock for approximately $6.6 billion under the Company's share repurchase program. As of May 1, 2021, an additional $1.6 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Company.

Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first six months of fiscal 2021.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 31, 2020	$(26,852)	$(172,670)	$(49,939)	$(249,461)
Other comprehensive income (loss) before reclassifications	8,025	83,103	(2,698)	88,430
Amounts reclassified out of other comprehensive income (loss)	—	(6,101)	1,498	(4,603)
Tax effects	—	(17,109)	(172)	(17,281)
Other comprehensive income (loss)	8,025	59,893	(1,372)	66,546
May 1, 2021	$(18,827)	$(112,777)	$(51,311)	$(182,915)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended		Six Months Ended
Comprehensive Income Component	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$(1,363)	$160	$(3,350)	$80	Cost of sales
	(791)	488	(1,855)	866	Research and development
	(606)	552	(1,824)	1,084	Selling, marketing, general and administrative
Interest rate derivatives	464	464	928	928	Interest expense
	(2,296)	1,664	(6,101)	2,958	Total before tax
	329	(197)	533	(567)	Tax
Effect of Accounting Standards Update 2018-02	—	—	—	(2,379)	Retained earnings
	$(1,967)	$1,467	$(5,568)	$12	Net of tax

Amortization of pension components included in the computation of net periodic pension cost
Actuarial losses	750	634	1,498	1,282
	(86)	(157)	(172)	(317)	Tax
	$664	$477	$1,326	$965	Net of tax

Total amounts reclassified out of AOCI, net of tax	$(1,303)	$1,944	$(4,242)	$977

Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating expense (income). There were no material net realized gains or losses from the sales of available-for-sale investments during any of the fiscal periods presented.

Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Net Income	$422,905	$267,696	$811,424	$471,570
Basic shares:
Weighted-average shares outstanding	368,823	368,217	369,013	368,229
Earnings per common share basic:	$1.15	$0.73	$2.20	$1.28
Diluted shares:
Weighted-average shares outstanding	368,823	368,217	369,013	368,229
Assumed exercise of common stock equivalents	3,595	3,088	3,749	3,555
Weighted-average common and common equivalent shares	372,418	371,305	372,762	371,784
Earnings per common share diluted:	$1.14	$0.72	$2.18	$1.27
Anti-dilutive shares related to:
Outstanding stock-based awards	622	681	430	539

Note 5 – Special Charges
The following table is a quarterly roll-forward from October 31, 2020 to May 1, 2021 of the employee separation and exit cost accruals established related to existing restructuring actions:

Accrued Restructuring	Closure of Manufacturing Facilities	Repositioning Action	Other Actions
Balance at October 31, 2020	$45,176	$20,774	$3,489
First quarter fiscal 2021 special charges	438	—	—
Severance and other payments	(1,950)	(8,128)	(333)
Effect of foreign currency on accrual	—	248	—
Balance at January 30, 2021	$43,664	$12,894	$3,156
Second quarter fiscal 2021 special charges	311	—	—
Severance and other payments	(5,769)	(2,767)	(270)
Effect of foreign currency on accrual	—	(44)	—
Balance at May 1, 2021	$38,206	$10,083	$2,886
Current - accrued liabilities	$36,440	$10,083	$2,886
Other non-current liabilities	$1,766	$—	$—
Repositioning Action
The Company recorded special charges of $137.5 million on a cumulative basis through May 1, 2021, as a result of organizational initiatives to better align the global workforce with the Company's long-term strategic plan. Approximately $123.3 million of the total charges was for severance and fringe benefit costs in accordance with either the Company's ongoing benefit plan or statutory requirements for the impacted manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees. The remaining $14.2 million of the charges were recorded in the fiscal year ended November 2, 2019 (fiscal 2019) and related to the write-off of acquired intellectual property due to the Company's decision to discontinue certain product development strategies.

Closure of Manufacturing Facilities
The Company recorded special charges of $55.7 million on a cumulative basis through May 1, 2021 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear). The Company plans to close its Hillview wafer fabrication facility located in Milpitas, California in fiscal 2021 and complete the transition from its Singapore test facility in the fiscal year ending October 29, 2022. The Company intends to transfer Hillview wafer fabrication production to its other internal facilities and to external foundries. In addition, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, and also to its outsourced assembly and test partners. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations, one-time termination benefits for the impacted manufacturing, engineering and SMG&A employees and other exit costs. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits.
Note 6 – Property, Plant and Equipment
As discussed in Note 5, Special Charges, the Company is planning to transition testing operations currently handled in its Singapore facility to its facilities in Penang, Malaysia and the Philippines, in addition to its outsourced assembly and test partners. Accordingly, management has entered into an agreement to sell the facility in Singapore at the end of May 2021 and has determined that this facility and certain equipment therein have met the held for sale criteria as specified in ASC 360. No write-down to fair value was required upon this designation during fiscal 2020, as the fair value of the asset group, less costs to sell, was greater than its carrying value. As shown below, this carrying value was reclassified from various line items within Property, plant and equipment to Prepaid expenses and other current assets upon designation and remains in Prepaid expenses and other current assets as of May 1, 2021.

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

	Three Months Ended
	May 1, 2021			May 2, 2020
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$972,177	59%	36%	$716,364	54%
Communications	276,960	17%	—%	276,575	21%
Automotive	257,586	16%	42%	181,211	14%
Consumer	154,684	9%	8%	142,910	11%
Total revenue	$1,661,407	100%	26%	$1,317,060	100%

	Six Months Ended
	May 1, 2021			May 2, 2020
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,828,140	57%	30%	$1,405,224	54%
Communications	557,786	17%	8%	517,872	20%
Automotive	503,501	16%	30%	386,618	15%
Consumer	330,438	10%	6%	310,911	12%
Total revenue	$3,219,865	100%	23%	$2,620,625	100%

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

	Three Months Ended
	May 1, 2021		May 2, 2020
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,092,928	66%	$750,388	57%
Direct customers	546,555	33%	546,051	41%
Other	21,924	1%	20,621	2%
Total revenue	$1,661,407	100%	$1,317,060	100%

	Six Months Ended
	May 1, 2021		May 2, 2020
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$2,039,314	63%	$1,497,949	57%
Direct customers	1,136,011	35%	1,077,382	41%
Other	44,540	1%	45,294	2%
Total revenue	$3,219,865	100%	$2,620,625	100%
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

The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of May 1, 2021 and October 31, 2020. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of May 1, 2021 and October 31, 2020, the Company held $272.1 million and $239.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	May 1, 2021
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$803,158	$—	$803,158
Corporate obligations (1)	—	229,975	229,975
Other assets:
Deferred compensation plan investments	61,371	—	61,371
Forward foreign currency exchange contracts (2)	—	3,389	3,389
Total assets measured at fair value	$864,529	$233,364	$1,097,893
Liabilities
Interest rate derivatives	$—	$135,242	$135,242
Total liabilities measured at fair value	$—	$135,242	$135,242
(1)The amortized cost of the Company’s investments classified as available-for-sale as of May 1, 2021 was $230.0 million.
(2)The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.

	October 31, 2020
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$816,253	$—	$816,253
Other assets:
Forward foreign currency exchange contracts (1)	—	5,427	5,427
Deferred compensation plan investments	52,956	—	52,956
Total assets measured at fair value	$869,209	$5,427	$874,636
Liabilities
Interest rate derivatives	$—	$214,586	$214,586
Total liabilities measured at fair value	$—	$214,586	$214,586
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

	May 1, 2021		October 31, 2020
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan, due March 2022	$925,000	$925,000	$925,000	$925,000
2.50% Senior unsecured notes, due December 2021	400,000	405,196	400,000	$408,565
2.875% Senior unsecured notes, due June 2023	500,000	525,006	500,000	$526,855
3.125% Senior unsecured notes, due December 2023	550,000	586,873	550,000	$590,177
2.95% Senior unsecured notes, due April 2025	400,000	428,099	400,000	$434,919
3.90% Senior unsecured notes, due December 2025	850,000	953,208	850,000	$969,033
3.50% Senior unsecured notes, due December 2026	900,000	995,115	900,000	$1,017,505
4.50% Senior unsecured notes, due December 2036	250,000	302,410	250,000	$298,153
5.30% Senior unsecured notes, due December 2045	400,000	523,032	400,000	$538,788
Total debt	$5,175,000	$5,643,939	$5,175,000	$5,708,995
As of May 1, 2021, the Company believed that none of its unrealized losses on its available-for-sale investments were attributable to credit losses and therefore were not impaired. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities did not indicate impairment, the Company considered various factors, including, but not limited to: the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
Unrealized gains and losses, net of taxes, are reported as a component of AOCI in the Company’s Condensed Consolidated Statements of Stockholders’ Equity. No material amounts were reclassified out of AOCI during the three- and six-month periods ended May 1, 2021 and May 2, 2020 for realized gains or losses on available-for-sale investments.

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of May 1, 2021 and October 31, 2020 were $227.3 million and $202.7 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of May 1, 2021 and October 31, 2020 were as follows:

		Fair Value At
	Balance Sheet Location	May 1, 2021	October 31, 2020
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$2,228	$5,550
As of May 1, 2021 and October 31, 2020, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $130.3 million and $62.7 million, respectively. The fair values of these hedging instruments in the Company’s Condensed Consolidated Balance Sheets were immaterial as of May 1, 2021 and October 31, 2020.
The Company estimates that settlements of forward foreign currency derivative instruments included in AOCI that will be reclassified into earnings within the next 12 months will be immaterial.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Condensed Consolidated Balance Sheets on a net basis. As of May 1, 2021 and October 31, 2020, none of the netting arrangements involved collateral.
The following table presents the gross amounts of the Company's forward foreign currency exchange contract derivative assets and liabilities and the net amounts recorded in the Company's Condensed Consolidated Balance Sheets:

	May 1, 2021	October 31, 2020
Gross amount of recognized assets	$5,057	$6,114
Gross amounts of recognized liabilities offset in the Condensed Consolidated Balance Sheets	(1,668)	(687)
Net assets presented in the Condensed Consolidated Balance Sheets	$3,389	$5,427
As of May 1, 2021 and October 31, 2020, the fair value of the interest rate swap agreement designated as a cash flow hedge was $135.2 million and $214.6 million, respectively, and is included within Accrued liabilities in the Company's Condensed Consolidated Balance Sheets.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of May 1, 2021 and October 31, 2020, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 10 – Inventories
Inventories at May 1, 2021 and October 31, 2020 were as follows:

	May 1, 2021	October 31, 2020
Raw materials	$39,165	$33,806
Work in process	468,984	443,690
Finished goods	133,053	130,764
Total inventories	$641,202	$608,260

Note 11 – Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended May 1, 2021 and May 2, 2020 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal year ended November 3, 2018 (fiscal 2018) and fiscal 2019; various U.S. state and local tax audits; and international audits, including the transfer pricing audit in Ireland discussed below. The Company's U.S. federal tax returns prior to the fiscal year ended October 28, 2017 (fiscal 2017) are no longer subject to examination.
The Company’s Ireland tax returns prior to the fiscal year ended November 2, 2013 are no longer subject to examination. During the fourth quarter of fiscal 2018, the Company’s Irish tax resident subsidiary received an assessment for the fiscal year ended November 2, 2013 (fiscal 2013) of approximately €43.0 million, or approximately $52.0 million (as of May 1, 2021), from the Irish Revenue Commissioners (Irish Revenue). This assessment excludes any penalties and interest. The assessment claims that the Company’s Irish entity failed to conform to 2010 OECD Transfer Pricing Guidelines. As of May 1, 2021, the Company has recorded a liability in the Condensed Consolidated Balance Sheet related to this assessment for an amount that is not material. In the event a settlement is not reached beforehand, the matter will proceed to the Irish Tax Appeals Commission, which is the normal process for the resolution of differences between Irish Revenue and taxpayers. If Irish Revenue were ultimately to prevail with respect to its assessment for fiscal 2013, such assessment would have a material unfavorable impact on the Company's income tax expense and net earnings in future periods. During fiscal 2019, Irish Revenue commenced transfer pricing audits of the fiscal years ended November 1, 2014 (fiscal 2014) through fiscal 2017. The Company settled the audits relating to fiscal 2014 through fiscal 2017 with either no assessment or for additional tax payments that were not material.
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
Income taxes
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASU-2019-12). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 in the first quarter of fiscal 2021. Upon adoption, ASU 2019-12 did not have a material impact on the Company's financial position and results of operations.
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
Note 13 – Acquisitions
Proposed acquisition of Maxim Integrated Products, Inc.
On July 12, 2020, the Company entered into the Merger Agreement to acquire Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies. Under the terms of the Merger Agreement, Maxim stockholders will receive, for each outstanding share of Maxim common stock, 0.630 of a share of the Company’s common stock at the closing. The estimated merger consideration is approximately $25.0 billion based on the closing price of the Company's common stock on May 14, 2021. The value of the merger consideration will fluctuate based upon changes in the price of the Company's common stock and the number of shares of Maxim common stock, restricted stock awards and restricted stock unit awards outstanding on the closing date.
The transaction is subject to customary closing conditions, including receipt of certain remaining non-U.S. regulatory approvals. To date, required regulatory approvals have been obtained in all jurisdictions with the exception of China. The Merger Agreement includes termination rights for both the Company and Maxim. The Company may be required to pay Maxim a regulatory termination fee of $830.0 million in cash if the Merger Agreement is terminated in certain circumstances involving the failure to obtain required regulatory approvals. On October 8, 2020, the required shareholder approvals relating to the Merger Agreement were obtained from both the Company's shareholders and Maxim's shareholders.
In the three- and six-month periods ended May 1, 2021, the Company incurred $23.0 million and $38.2 million of transaction-related costs, respectively, recorded within Selling, marketing, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.
Note 14 – Subsequent Events
On May 18, 2021, the Board of Directors of the Company declared a cash dividend of $0.69 per outstanding share of common stock. The dividend will be paid on June 8, 2021 to all shareholders of record at the close of business on May 28, 2021 and is expected to total approximately $254.5 million.

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

Impact of COVID-19 on our Business
The pandemic caused by the novel strain of the coronavirus (COVID-19) and the numerous measures implemented by government authorities in response, have impacted and likely will continue to impact our workforce and operations, the operations of our customers and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States, the Philippines, Ireland, Singapore, Malaysia, China and India. Each of these countries has been affected by the pandemic and taken measures to try to contain it, resulting in disruptions at some of our manufacturing operations and facilities. Since the beginning of the third quarter of fiscal 2020, our manufacturing operations and supply chain generally stabilized at normal levels, but that could change in the future given that the COVID-19 situation remains dynamic.
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
While we are confident that our strategy and long-term contingency planning have positioned us well to weather the current uncertainty, we cannot at this time fully quantify or forecast the impact of COVID-19 on our business. The full extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations will depend on future developments, which are highly uncertain such as the continued duration and severity of the pandemic, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.
Proposed Acquisition of Maxim Integrated Products, Inc.
On July 12, 2020, we entered into a definitive agreement (the Merger Agreement) to acquire Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. Under the terms of the Merger Agreement, Maxim stockholders will receive, for each outstanding share of Maxim common stock, 0.630 of a share of our common stock at the closing. The estimated merger consideration is approximately $25.0 billion based on the closing price of our common stock on May 14, 2021. The value of the merger consideration will fluctuate based upon changes in the price of our common stock and the number of shares of Maxim common stock, restricted stock awards and restricted stock unit awards outstanding on the closing date.

The transaction is subject to customary closing conditions, including receipt of certain remaining non-U.S. regulatory approvals. To date, required regulatory approvals have been obtained in all jurisdictions with the exception of China. The Merger Agreement includes termination rights for us and Maxim. We may be required to pay Maxim a regulatory termination fee of $830.0 million in cash if the Merger Agreement is terminated in certain circumstances involving the failure to obtain required regulatory approvals. On October 8, 2020, the required shareholder approvals relating to the Merger Agreement were obtained from both our shareholders and Maxim's shareholders.
See Note 13, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	May 1, 2021	May 2, 2020	$ Change	% Change
Revenue	$1,661,407	$1,317,060	$344,347	26%
Gross margin %	68.4%	64.3%
Net income	$422,905	$267,696	$155,209	58%
Net income as a % of revenue	25.5%	20.3%
Diluted EPS	$1.14	$0.72	$0.42	58%

	Six Months Ended
	May 1, 2021	May 2, 2020	$ Change	% Change
Revenue	$3,219,865	$2,620,625	$599,240	23%
Gross margin %	67.8%	64.7%
Net income	$811,424	$471,570	$339,854	72%
Net income as a % of revenue	25.2%	18.0%
Diluted EPS	$2.18	$1.27	$0.91	72%
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

	Three Months Ended
	May 1, 2021			May 2, 2020
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$972,177	59%	36%	$716,364	54%
Communications	276,960	17%	—%	276,575	21%
Automotive	257,586	16%	42%	181,211	14%
Consumer	154,684	9%	8%	142,910	11%
Total revenue	$1,661,407	100%	26%	$1,317,060	100%

	Six Months Ended
	May 1, 2021			May 2, 2020
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,828,140	57%	30%	$1,405,224	54%
Communications	557,786	17%	8%	517,872	20%
Automotive	503,501	16%	30%	386,618	15%
Consumer	330,438	10%	6%	310,911	12%
Total revenue	$3,219,865	100%	23%	$2,620,625	100%
* The sum of the individual percentages may not equal the total due to rounding.
Revenue increased in the three- and six-month periods ended May 1, 2021, as compared to the same periods of the prior fiscal year, primarily as a result of higher broad-based demand for our products sold into the Industrial and Automotive end markets, and to a lesser extent, sold into the Consumer end market. Revenue in the Communications end market was relatively flat in the three-month period ended May 1, 2021 and increased in the six-month period ended May 1, 2021 due to the timing of infrastructure deployment cycles and the ramp up of these cycles in certain regions.
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

	Three Months Ended
	May 1, 2021		May 2, 2020
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,092,928	66%	$750,388	57%
Direct customers	546,555	33%	546,051	41%
Other	21,924	1%	20,621	2%
Total revenue	$1,661,407	100%	$1,317,060	100%

	Six Months Ended
	May 1, 2021		May 2, 2020
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$2,039,314	63%	$1,497,949	57%
Direct customers	1,136,011	35%	1,077,382	41%
Other	44,540	1%	45,294	2%
Total revenue	$3,219,865	100%	$2,620,625	100%

* The sum of the individual percentages may not equal the total due to rounding.

The percentage of total revenue sold via each channel can fluctuate from time to time based on end customer demand. In the three- and six-month periods ended May 1, 2021, higher demand within our Industrial end market resulted in increased revenue through our distributor channel.
Gross Margin

	Three Months Ended				Six Months Ended
	May 1, 2021	May 2, 2020	$ Change	% Change	May 1, 2021	May 2, 2020	$ Change	% Change
Gross margin	$1,136,637	$846,674	$289,963	34%	2,182,008	1,694,816	$487,192	29%
Gross margin %	68.4%	64.3%			67.8%	64.7%
Gross margin percentage increased by 410 and 310 basis points in the three- and six-month periods ended May 1, 2021, respectively, as compared to the same periods of the prior fiscal year, primarily as a result of higher utilization of our factories due to increased customer demand.
Research and Development (R&D)

	Three Months Ended				Six Months Ended
	May 1, 2021	May 2, 2020	$ Change	% Change	May 1, 2021	May 2, 2020	$ Change	% Change
R&D expenses	$302,238	$252,413	$49,825	20%	$590,388	$509,486	$80,902	16%
R&D expenses as a % of revenue	18%	19%			18%	19%
R&D expenses increased in the three- and six-month periods ended May 1, 2021, as compared to the same periods of the prior fiscal year, primarily as a result of higher R&D employee-related variable compensation expense and salary and benefit expenses. In the six-month period ended May 1, 2021, those increases were partially offset by lower discretionary spending.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	May 1, 2021	May 2, 2020	$ Change	% Change	May 1, 2021	May 2, 2020	$ Change	% Change
SMG&A expenses	$206,612	$141,775	$64,837	46%	$391,887	$341,055	$50,832	15%
SMG&A expenses as a % of revenue	12%	11%			12%	13%
SMG&A expenses increased in the three-month period ended May 1, 2021, as compared to the same period of the prior fiscal year, primarily as a result of higher variable compensation expense, $23.0 million in acquisition-related transaction costs in connection with the proposed acquisition of Maxim and higher salary and benefit expenses.
SMG&A expenses increased in the six-month period ended May 1, 2021, as compared to the same period of the prior fiscal year, primarily as a result of higher variable compensation expense, $38.2 million in acquisition-related transaction costs in connection with the proposed acquisition of Maxim and higher salary and benefit expenses, partially offset by a $40.0 million charitable contribution to the Analog Devices Foundation made in the first quarter of fiscal 2020.

Operating Income

	Three Months Ended				Six Months Ended
	May 1, 2021	May 2, 2020	$ Change	% Change	May 1, 2021	May 2, 2020	$ Change	% Change
Operating income	$519,690	$344,020	$175,670	51%	$983,550	$617,448	$366,102	59%
Operating income as a % of revenue	31.3%	26.1%			30.5%	23.6%
The year-over-year increase in operating income in the three-month period ended May 1, 2021 was primarily the result of an increase in revenue of $344.3 million, which drove an increase in gross margin of $290.0 million, partially offset by increases of $64.8 million in SMG&A expenses and $49.8 million in R&D expenses, as described above under the headings Revenue Trends by End Market, Gross Margin, Selling, Marketing, General and Administrative (SMG&A) and Research and Development (R&D).
The year-over-year increase in operating income in the six-month period ended May 1, 2021 was primarily the result of an increase in revenue of $599.2 million, which drove an increase in gross margin of $487.2 million, and a decrease in special charges of $11.7 million, partially offset by an $80.9 million increase in R&D expenses and a $50.8 million increase in SMG&A expenses, as described above under the headings Revenue Trends by End Market, Gross Margin, Research and Development (R&D) and Selling, Marketing, General and Administrative (SMG&A).
Nonoperating Expense (Income)

	Three Months Ended			Six Months Ended
	May 1, 2021	May 2, 2020	$ Change	May 1, 2021	May 2, 2020	$ Change
Total nonoperating expense (income)	$43,705	$48,959	$(5,254)	$70,947	$96,170	$(25,223)
The year-over-year decrease in nonoperating expense in the three-month period ended May 1, 2021 was primarily the result of a decrease in interest expense related to our debt obligations. The year-over-year decrease in nonoperating expense in the six-month period ended May 1, 2021 was primarily the result of a $16.2 million gain recorded in other investments in the first quarter of fiscal 2021 and a decrease in interest expense related to our debt obligations.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 1, 2021	May 2, 2020	$ Change	May 1, 2021	May 2, 2020	$ Change
Provision for income taxes	$53,080	$27,365	$25,715	$101,179	$49,708	$51,471
Effective income tax rate	11.2%	9.3%		11.1%	9.5%
The effective tax rates for the three- and six-month periods ended May 1, 2021 and May 2, 2020 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our pretax income for the three- and six-month periods ended May 1, 2021 and May 2, 2020 was primarily generated in Ireland at a tax rate of 12.5%.
See Note 11, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended				Six Months Ended
	May 1, 2021	May 2, 2020	$ Change	% Change	May 1, 2021	May 2, 2020	$ Change	% Change
Net Income	$422,905	$267,696	$155,209	58%	$811,424	$471,570	$339,854	72%
Net Income as a % of revenue	25.5%	20.3%			25.2%	18.0%
Diluted EPS	$1.14	$0.72			$2.18	$1.27
Net income increased in the three-month period ended May 1, 2021, as compared to the same period of the prior fiscal year, as a result of a $175.7 million increase in operating income and a $5.3 million decrease in nonoperating expense, partially offset by a $25.7 million increase in provision for income taxes.

Net income increased in the six-month period ended May 1, 2021, as compared to the same period of the prior fiscal year, as a result of a $366.1 million increase in operating income and a $25.2 million decrease in nonoperating expense, partially offset by a $51.5 million increase in provision for income taxes.
Liquidity and Capital Resources
At May 1, 2021, our principal source of liquidity was $1,305.2 million of cash and cash equivalents, of which approximately $498.4 million was held in the United States and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or the results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
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

	Six Months Ended
	May 1, 2021	May 2, 2020
Net cash provided by operating activities	$1,164,303	$778,689
Net cash provided by operations as a % of revenue	36%	30%
Net cash used for investing activities	$(135,768)	$(116,284)
Net cash used for financing activities	$(783,408)	$(525,282)
The following changes contributed to the net change in cash and cash equivalents in the six-month period ended May 1, 2021 as compared to the same period in fiscal 2020.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities during the six-month period ended May 1, 2021, as compared to the same period of the prior fiscal year, was primarily the result of higher net income adjusted for non-cash items and changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The increase in cash used for investing activities during the six-month period ended May 1, 2021, as compared to the same period of the prior fiscal year, was primarily the result of cash payments for an asset acquisition and an increase in cash used for capital expenditures, partially offset by proceeds from other investments.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The increase in cash used for financing activities during the six-month period ended May 1, 2021, as compared to the same period of the prior fiscal year, was primarily the result of increases in common stock repurchases and dividend payments to shareholders. The comparable period of fiscal 2020 also included proceeds from our bond issuance as well as debt repayments, which did not repeat in fiscal 2021.

Working Capital

	May 1, 2021	October 31, 2020	$ Change	% Change
Accounts receivable	$814,135	$737,536	$76,599	10%
Days sales outstanding*	45	45
Inventory	$641,202	$608,260	$32,942	5%
Days cost of sales in inventory*	109	116
* We use the average of the current quarter and prior quarter ending accounts receivable and ending inventory balances in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The increase in accounts receivable in dollars was primarily the result of variations in the timing of collections and billings and increased revenue levels.
Inventory increased, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities increased to approximately $2,776.8 million at May 1, 2021 from approximately $1,365.0 million at the end of fiscal 2020. The increase was primarily due to increases in the current portion of our debt, accounts payable and accrued liabilities, partially offset by a decrease in income taxes payable.
Debt
As of May 1, 2021, our debt obligations consisted of the following:

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
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of May 1, 2021, we were in compliance with these covenants.
Revolving Credit Facility
Our Second Amended and Restated Revolving Credit Agreement, dated as of June 28, 2019, with Bank of America N.A. as administrative agent and other banks identified therein as lenders (Revolving Credit Agreement) provides for a five-year unsecured revolving credit facility in an aggregate principal amount of up to $1.25 billion, expiring on June 28, 2024. We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of May 1, 2021, we were in compliance with these covenants.

Stock Repurchase Program
In the aggregate, our Board of Directors has authorized us to repurchase $8.2 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of May 1, 2021, an additional $1.6 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $126.6 million in the first six months of fiscal 2021 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2021 to be between 4% and 5% of fiscal 2021 revenue. We expect these capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On May 18, 2021, our Board of Directors declared a cash dividend of $0.69 per outstanding share of common stock. The dividend will be paid on June 8, 2021 to all shareholders of record at the close of business on May 28, 2021 and is expected to total approximately $254.5 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board and will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Board.
Contractual Obligations
There have not been any material changes during the six-month period ended May 1, 2021 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
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
Critical Accounting Policies and Estimates
Except for the accounting policies for credit losses and income taxes that were updated as a result of adopting ASU 2016-13 and ASU 2019-12, respectively, there were no other changes in the six-month period ended May 1, 2021 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the six-month period ended May 1, 2021 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 1, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 1, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 1, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On July 12, 2020, we entered into a definitive agreement (the Merger Agreement) to acquire Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies. The merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, the receipt of required approvals under certain foreign competition laws, and the absence of governmental restraints or prohibitions preventing the consummation of the merger. To date, required regulatory approvals have been obtained in all jurisdictions with the exception of China. No assurance can be given that the required governmental and regulatory consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we and Maxim expect to achieve if the merger is successfully completed within its expected time frame.
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
The COVID-19 pandemic, and the numerous measures implemented by government authorities in respond, have adversely impacted and are expected to continue to adversely impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States, the Philippines, Ireland, Singapore, Malaysia, China, and India. Each of these countries has been affected by the pandemic and taken measures to try to contain it, resulting in disruptions at some of our manufacturing operations and facilities, including restrictions on our access to facilities. It is uncertain what the full extent of the impact, and duration, of such measures and potential future measures may be and how such measures will affect our vendors and suppliers. Increased restrictions on or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our business, financial condition and results of operations.
The spread of COVID-19 has caused us to modify our business practices by, among other things, restricting employee travel, modifying employee work locations, and canceling physical participation in meetings, events and conferences. As a result of our changed workplace practices, many of our employees are temporarily working remotely. Any of these changes may adversely impact our business operations or customer relationships and result in further disruptions to our supply chain, manufacturing operations and facilities, and workplace. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers, which may cause even further disruption. Although these alterations to our business practices are intended to minimize the spread of COVID-19, we cannot provide assurance that such measures will be sufficient to mitigate the risks posed by COVID-19, and if a significant number of our employees or members of our board of directors become ill, our ability to perform critical functions could be harmed.
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
We cannot at this time fully quantify or forecast the impact of the COVID-19 pandemic on our business. The full extent of the impact of the impact of the pandemic on our business, financial condition and results of operations will depend on the effectiveness of vaccines and therapeutics and future developments, which are highly uncertain, including the continued duration and severity of the pandemic, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first three and six months of the fiscal year ending October 30, 2021 was below our U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide, including our current transfer pricing appeal in Ireland; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
We rely, and plan to continue to rely, on third-party suppliers and service providers, including raw material and components suppliers, semiconductor wafer foundries, assembly and test contractors, and freight carriers (collectively, vendors) in manufacturing our products. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately half of our wafer requirements annually from third-party wafer foundries, including Taiwan Semiconductor Manufacturing Company (TSMC) and others. These foundries often provide wafer foundry services to our competitors and therefore periods of increased industry demand may result in capacity constraints. In addition, our manufacturing processes require availability of certain raw materials and supplies. Limited or delayed access to these items could adversely affect our results of operations. In certain instances, one of our vendors may be the sole source of highly specialized processing services or materials. If such vendor is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement vendor, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement vendors are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 31, 2021 through February 27, 2021	294,012	$155.48	290,911	$1,697,801,843
February 28, 2021 through March 27, 2021	482,325	$151.10	314,870	$1,650,205,711
March 28, 2021 through May 1, 2021	445,832	$157.50	345,684	$1,595,470,431
Total	1,222,169	$154.49	951,465	$1,595,470,431

(a)Includes 270,704 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
10.1
Severance Agreement and Release between Analog Devices, Inc. and Steven Pietkiewicz, dated February 15, 2021, filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-07819) as filed with the Commission on February 17, 2021 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended May 1, 2021 and May 2, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 1, 2021 and May 2, 2020, (iii) Condensed Consolidated Balance Sheets at May 1, 2021 and October 31, 2020, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended May 1, 2021 and May 2, 2020, (v) Condensed Consolidated Statements of Cash Flows for the six months ended May 1, 2021 and May 2, 2020 and (vi) Notes to Condensed Consolidated Financial Statements for the three and six months ended May 1, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: May 19, 2021	By:	/s/ Vincent Roche
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2021	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)