Form 10-Q
period 2021-07-31
ANALOG DEVICES INC
filed 2021-08-18
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of July 31, 2021 there were 368,214,341 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Revenue	$1,758,853	$1,456,136	$4,978,718	$4,076,761
Cost of sales	537,669	483,558	1,575,526	1,409,367
Gross margin	1,221,184	972,578	3,403,192	2,667,394
Operating expenses:
Research and development	306,617	260,794	897,005	770,280
Selling, marketing, general and administrative	206,076	153,753	597,963	494,808
Amortization of intangibles	107,783	107,077	323,217	321,448
Special charges, net	(8,938)	31,830	(8,189)	44,286
	611,538	553,454	1,809,996	1,630,822
Operating income:	609,646	419,124	1,593,196	1,036,572
Nonoperating expense (income):
Interest expense	44,659	45,914	130,204	144,712
Interest income	(300)	(504)	(799)	(3,778)
Other, net	(6,991)	685	(21,090)	1,331
	37,368	46,095	108,315	142,265
Income before income taxes	572,278	373,029	1,484,881	894,307
Provision for income taxes	68,967	10,364	170,146	60,072
Net income	$503,311	$362,665	$1,314,735	$834,235

Shares used to compute earnings per common share – basic	368,476	368,791	368,834	368,417
Shares used to compute earnings per common share – diluted	371,849	372,003	372,457	371,857

Basic earnings per common share	$1.37	$0.98	$3.56	$2.26
Diluted earnings per common share	$1.35	$0.97	$3.53	$2.24

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income	$503,311	$362,665	$1,314,735	$834,235
Foreign currency translation adjustments	(2,952)	7,257	5,073	197
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $10,657, $1,437, $6,452 and $26,503, respectively)	(40,040)	(1,605)	19,853	(83,016)
Changes in pension plans, net actuarial loss and foreign currency translation adjustments (net of taxes of $85, $168, $257 and $485, respectively)	964	(1,579)	(408)	68
Other comprehensive (loss) income	(42,028)	4,073	24,518	(82,751)
Comprehensive income	$461,283	$366,738	$1,339,253	$751,484

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	July 31, 2021	October 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1,480,701	$1,055,860
Accounts receivable	823,163	737,536
Inventories	657,520	608,260
Prepaid expenses and other current assets	129,071	116,032
Total current assets	3,090,455	2,517,688
Property, Plant and Equipment, at Cost
Land and buildings	954,125	974,604
Machinery and equipment	2,825,698	2,667,846
Office equipment	89,399	85,291
Leasehold improvements	160,983	157,915
	4,030,205	3,885,656
Less accumulated depreciation and amortization	2,856,531	2,765,095
Net property, plant and equipment	1,173,674	1,120,561
Other Assets
Other investments	105,562	86,729
Goodwill	12,278,898	12,278,425
Intangible assets, net	3,248,802	3,650,280
Deferred tax assets	1,425,293	1,503,064
Other assets	318,506	311,856
Total other assets	17,377,061	17,830,354
	$21,641,190	$21,468,603
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$265,933	$227,273
Income taxes payable	233,055	182,080
Debt, current	1,324,677	—
Accrued liabilities	969,677	955,633
Total current liabilities	2,793,342	1,364,986
Non-current liabilities
Long-term debt	3,824,819	5,145,102
Deferred income taxes	1,776,308	1,919,595
Income taxes payable	529,057	591,780
Other non-current liabilities	453,701	449,195
Total non-current liabilities	6,583,885	8,105,672
Commitments and contingencies	—	—
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, 0.16 2/3 par value, 1,200,000,000 shares authorized, 368,214,341 shares outstanding (369,484,899 on October 31, 2020)	61,370	61,582
Capital in excess of par value	4,614,677	4,949,586
Retained earnings	7,812,859	7,236,238
Accumulated other comprehensive loss	(224,943)	(249,461)
Total shareholders’ equity	12,263,963	11,997,945
	$21,641,190	$21,468,603
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended July 31, 2021
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, MAY 1, 2021	368,827	$61,472	$4,724,493	$7,564,054	$(182,915)
Net income				503,311
Dividends declared and paid - $0.69 per share				(254,506)
Issuance of stock under stock plans and other	396	66	11,610
Stock-based compensation expense			41,687
Other comprehensive loss					(42,028)
Common stock repurchased	(1,009)	(168)	(163,113)
BALANCE, JULY 31, 2021	368,214	$61,370	$4,614,677	$7,812,859	$(224,943)

	Nine Months Ended July 31, 2021
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 31, 2020	369,485	$61,582	$4,949,586	$7,236,238	$(249,461)
Net income				1,314,735
Dividends declared and paid - $2.00 per share				(738,114)
Issuance of stock under stock plans and other	2,040	340	55,008
Stock-based compensation expense			118,683
Other comprehensive income					24,518
Common stock repurchased	(3,311)	(552)	(508,600)
BALANCE, JULY 31, 2021	368,214	$61,370	$4,614,677	$7,812,859	$(224,943)

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

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities:
Net income	$1,314,735	$834,235
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	158,937	176,722
Amortization of intangibles	436,734	431,985
Stock-based compensation expense	118,683	112,961
Gain on sale of property, plant and equipment	(13,557)	—
Deferred income taxes	(72,578)	(42,802)
Non-cash contribution to charitable foundation	—	40,000
Other	(14,965)	5,675
Changes in operating assets and liabilities	(133,644)	(222,887)
Total adjustments	479,610	501,654
Net cash provided by operating activities	1,794,345	1,335,889
Cash flows from investing activities:
Proceeds from other investments	22,215	—
Additions to property, plant and equipment	(212,899)	(135,804)
Proceeds from sale of property, plant and equipment	35,714	—
Payments for acquisitions, net of cash acquired	(24,950)	(12,763)
Changes in other assets	(3,360)	(1,214)
Net cash used for investing activities	(183,280)	(149,781)
Cash flows from financing activities:
Proceeds from debt	—	395,646
Proceeds from revolver	—	350,000
Payments on revolver	—	(350,000)
Debt repayments	—	(300,000)
Dividend payments to shareholders	(738,114)	(656,558)
Repurchase of common stock	(509,152)	(237,265)
Proceeds from employee stock plans	55,348	57,750
Changes in other financing activities	1,952	(4,015)
Net cash used for financing activities	(1,189,966)	(744,442)
Effect of exchange rate changes on cash	3,742	276
Net increase in cash and cash equivalents	424,841	441,942
Cash and cash equivalents at beginning of period	1,055,860	648,322
Cash and cash equivalents at end of period	$1,480,701	$1,090,264

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2021 (UNAUDITED)
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
Proposed acquisition of Maxim Integrated Products, Inc.
On July 12, 2020, the Company entered into a definitive agreement (the Merger Agreement) to acquire Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. See Note 14, Acquisitions, for additional information.
Note 2 – Stock-Based Compensation and Shareholders' Equity
A summary of the Company’s stock option activity as of July 31, 2021 and changes during the nine-month period then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at October 31, 2020	4,192	$70.73
Options granted	644	$145.04
Options exercised	(875)	$63.18
Options forfeited	(36)	$87.18
Options expired	(6)	$40.69
Options outstanding at July 31, 2021	3,919	$84.53	5.7	$324,862
Options exercisable at July 31, 2021	2,511	$66.15	4.3	$254,262
Options vested or expected to vest at July 31, 2021 (1)	3,816	$83.41	5.7	$320,532
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

During the nine-month periods ended July 31, 2021 and August 1, 2020, the total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) was $79.1 million and $61.7 million, respectively.
A summary of the Company’s restricted stock unit/award activity as of July 31, 2021 and changes during the nine-month period then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 31, 2020	3,637	$91.54
Units/Awards granted	1,034	$143.88
Restrictions lapsed	(1,160)	$89.08
Forfeited	(163)	$100.74
Restricted stock units/awards outstanding at July 31, 2021	3,348	$107.70
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

As of July 31, 2021, there was $337.9 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options and restricted stock units/awards. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair values of awards that vested during the nine-month periods ended July 31, 2021 and August 1, 2020 were approximately $114.7 million and $157.9 million, respectively.

Total stock-based compensation expense recognized was as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Cost of sales	$4,331	$4,508	$13,338	$13,428
Research and development	19,806	19,158	57,675	55,163
Selling, marketing, general and administrative	17,550	14,951	47,670	43,427
Special charges, net	—	943	—	943
Total stock-based compensation expense	$41,687	$39,560	$118,683	$112,961

As of July 31, 2021 and October 31, 2020, the Company capitalized $6.0 million and $5.8 million, respectively, of stock-based compensation in Inventories on the Condensed Consolidated Balance Sheets.
Common Stock Repurchases
As of July 31, 2021, the Company had repurchased a total of approximately 159.0 million shares of its common stock for approximately $6.7 billion under the Company's share repurchase program. As of July 31, 2021, an additional $1.4 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Company.

Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first nine months of fiscal 2021.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 31, 2020	$(26,852)	$(172,670)	$(49,939)	$(249,461)
Other comprehensive income (loss) before reclassifications	5,073	32,548	(2,396)	35,225
Amounts reclassified out of other comprehensive income (loss)	—	(6,243)	2,245	(3,998)
Tax effects	—	(6,452)	(257)	(6,709)
Other comprehensive income (loss)	5,073	19,853	(408)	24,518
July 31, 2021	$(21,779)	$(152,817)	$(50,347)	$(224,943)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended		Nine Months Ended
Comprehensive Income Component	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020	Location
Unrealized holding losses (gains) on derivatives
Currency forwards	$(351)	$(842)	$(3,700)	$(762)	Cost of sales
	(283)	(226)	(2,138)	640	Research and development
	28	(189)	(1,796)	895	Selling, marketing, general and administrative
Interest rate derivatives	464	464	1,391	1,392	Interest expense
	(142)	(793)	(6,243)	2,165	Total before tax
	(28)	79	505	(488)	Tax
Effect of Accounting Standards Update 2018-02	—	—	—	(2,379)	Retained earnings
	$(170)	$(714)	$(5,738)	$(702)	Net of tax

Amortization of pension components included in the computation of net periodic pension cost
Actuarial losses	747	672	2,245	1,954
	(85)	(168)	(257)	(485)	Tax
	$662	$504	$1,988	$1,469	Net of tax

Total amounts reclassified out of AOCI, net of tax	$492	$(210)	$(3,750)	$767
Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating expense (income). There were no material net realized gains or losses from the sales of available-for-sale investments during any of the fiscal periods presented.

Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net Income	$503,311	$362,665	$1,314,735	$834,235
Basic shares:
Weighted-average shares outstanding	368,476	368,791	368,834	368,417
Earnings per common share basic:	$1.37	$0.98	$3.56	$2.26
Diluted shares:
Weighted-average shares outstanding	368,476	368,791	368,834	368,417
Assumed exercise of common stock equivalents	3,373	3,212	3,623	3,440
Weighted-average common and common equivalent shares	371,849	372,003	372,457	371,857
Earnings per common share diluted:	$1.35	$0.97	$3.53	$2.24
Anti-dilutive shares related to:
Outstanding stock-based awards	645	384	502	487

Note 5 – Special Charges, net
The following table is a quarterly roll-forward from October 31, 2020 to July 31, 2021 of the employee separation and exit cost accruals established related to existing restructuring actions:

Accrued Restructuring	Closure of Manufacturing Facilities	Repositioning Action	Other Actions
Balance at October 31, 2020	$45,176	$20,774	$3,489
First quarter fiscal 2021 special charges	438	—	—
Severance and other payments	(1,950)	(8,128)	(333)
Effect of foreign currency on accrual	—	248	—
Balance at January 30, 2021	$43,664	$12,894	$3,156
Second quarter fiscal 2021 special charges	311	—	—
Severance and other payments	(5,769)	(2,767)	(270)
Effect of foreign currency on accrual	—	(44)	—
Balance at May 1, 2021	$38,206	$10,083	$2,886
Third quarter fiscal 2021 special charges	4,618	—	—
Severance and other payments	(15,949)	(2,178)	(219)
Effect of foreign currency on accrual	—	(24)	—
Balance at July 31, 2021	$26,875	$7,881	$2,667
Accrued liabilities	$26,875	$7,881	$2,667
Special charges, net, for the quarter ended July 31, 2021 was a net gain of $8.9 million, which included charges of $4.6 million related to the closure of the Company’s manufacturing facilities reflected in the table above as well as a gain of $13.6 million related to the sale of the Company’s Singapore test facility described further below.
Repositioning Action
The Company recorded special charges of $137.5 million on a cumulative basis through July 31, 2021, as a result of organizational initiatives to better align the global workforce with the Company's long-term strategic plan. Approximately $123.3 million of the total charges was for severance and fringe benefit costs in accordance with either the Company's ongoing benefit plan or statutory requirements for the impacted manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees. The remaining $14.2 million of the charges were recorded in the fiscal year ended November 2, 2019 (fiscal 2019) and related to the write-off of acquired intellectual property due to the Company's decision to discontinue certain product development strategies.

Closure of Manufacturing Facilities
The Company recorded net special charges of $46.8 million on a cumulative basis through July 31, 2021 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear).
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
During the third quarter of fiscal 2021, the Company ceased production at its Hillview wafer fabrication facility located in Milpitas, California and determined that this facility met the held for sale criteria specified in Accounting Standards Codification (ASC ) 360. See Note 6 - Property, Plant and Equipment for amounts reclassified.
During the third quarter of fiscal 2021, the Company completed the sale of its facility and certain equipment in Singapore, that were previously classified as held for sale, for approximately $35.7 million, which resulted in a gain of $13.6 million. Concurrent with the sale, the Company entered into a short-term lease agreement to leaseback a portion of the facility while it completes its transition of related operations to its facilities in Penang, Malaysia and the Philippines, as well as to its outsourced assembly and test partners, which is expected to be competed in the fiscal year ending October 29, 2022 (fiscal 2022).
Note 6 – Property, Plant and Equipment
During the third quarter of fiscal 2021, the Company ceased production at its Hillview wafer fabrication facility located in Milpitas, California and determined that this facility met the held for sale criteria specified in ASC 360. No write-down to fair value was required upon this designation, as the fair value of the asset group, less costs to sell, was greater than its carrying value. As shown below, this carrying value was reclassified from Property, plant and equipment to Prepaid expenses and other current assets upon designation and remains in Prepaid expenses and other current assets as of July 31, 2021.

Land and buildings	$42,608
Less accumulated depreciation and amortization	(13,634)
Net property, plant and equipment reclassified to Prepaid expenses and other current assets	$28,974
Note 7 – Segment Information
The Company designs, develops, manufactures and markets a broad range of integrated circuits. The Company operates and tracks its results in one reportable segment based on the aggregation of nine operating segments.
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

	Three Months Ended
	July 31, 2021			August 1, 2020
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,001,867	57%	29%	$778,361	53%
Communications	288,743	16%	(21)%	363,304	25%
Automotive	290,077	16%	80%	161,489	11%
Consumer	178,166	10%	16%	152,982	11%
Total revenue	$1,758,853	100%	21%	$1,456,136	100%

	Nine Months Ended
	July 31, 2021			August 1, 2020
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$2,829,648	57%	30%	$2,184,413	54%
Communications	847,632	17%	(4)%	880,633	22%
Automotive	793,443	16%	45%	548,002	13%
Consumer	507,995	10%	10%	463,713	11%
Total revenue	$4,978,718	100%	22%	$4,076,761	100%

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

	Three Months Ended
	July 31, 2021		August 1, 2020
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,123,301	64%	$819,472	56%
Direct customers	588,001	33%	614,770	42%
Other	47,551	3%	21,894	2%
Total revenue	$1,758,853	100%	$1,456,136	100%

	Nine Months Ended
	July 31, 2021		August 1, 2020
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$3,162,615	64%	$2,317,421	57%
Direct customers	1,724,012	35%	1,692,152	42%
Other	92,091	2%	67,188	2%
Total revenue	$4,978,718	100%	$4,076,761	100%
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

The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of July 31, 2021 and October 31, 2020. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of July 31, 2021 and October 31, 2020, the Company held $289.7 million and $239.6 million, respectively, of cash that was excluded from the tables below.

	July 31, 2021
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$810,935	$—	$810,935
Corporate obligations (1)	—	380,050	380,050
Other assets:
Deferred compensation plan investments	68,383	—	68,383
Total assets measured at fair value	$879,318	$380,050	$1,259,368
Liabilities
Forward foreign currency exchange contracts (2)	$—	$4,573	$4,573
Interest rate derivatives	—	181,189	181,189
Total liabilities measured at fair value	$—	$185,762	$185,762
(1)The amortized cost of the Company’s investments classified as available-for-sale as of July 31, 2021 was $380.0 million.
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

	July 31, 2021		October 31, 2020
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan, due March 2022	$925,000	$925,000	$925,000	$925,000
2.50% Senior unsecured notes, due December 2021	400,000	403,072	400,000	$408,565
2.875% Senior unsecured notes, due June 2023	500,000	523,041	500,000	$526,855
3.125% Senior unsecured notes, due December 2023	550,000	583,885	550,000	$590,177
2.95% Senior unsecured notes, due April 2025	400,000	429,643	400,000	$434,919
3.90% Senior unsecured notes, due December 2025	850,000	953,017	850,000	$969,033
3.50% Senior unsecured notes, due December 2026	900,000	1,004,709	900,000	$1,017,505
4.50% Senior unsecured notes, due December 2036	250,000	300,420	250,000	$298,153
5.30% Senior unsecured notes, due December 2045	400,000	549,646	400,000	$538,788
Total debt	$5,175,000	$5,672,433	$5,175,000	$5,708,995
As of July 31, 2021, the Company believed that none of its unrealized losses on its available-for-sale investments were attributable to credit losses and therefore were not impaired. The investments with unrealized losses consisted primarily of corporate debt securities. In making the determination that the decline in fair value of these securities did not indicate impairment, the Company considered various factors, including, but not limited to: the extent to which fair value was less than cost; the financial condition and near-term prospects of the issuers; and the Company’s intent not to sell these securities and the assessment that it is more likely than not that the Company would not be required to sell these securities before the recovery of their amortized cost basis.
Unrealized gains and losses, net of taxes, are reported as a component of AOCI in the Company’s Condensed Consolidated Statements of Stockholders’ Equity. No material amounts were reclassified out of AOCI during the three- and nine-month periods ended July 31, 2021 and August 1, 2020 for realized gains or losses on available-for-sale investments.

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos and Japanese Yen as of July 31, 2021 and October 31, 2020 were $236.5 million and $202.7 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of July 31, 2021 and October 31, 2020 were as follows:

		Fair Value At
	Balance Sheet Location	July 31, 2021	October 31, 2020
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$5,550
Forward foreign currency exchange contracts	Accrued liabilities	$4,327	$—
As of July 31, 2021 and October 31, 2020, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $142.4 million and $62.7 million, respectively. The fair values of these hedging instruments in the Company’s Condensed Consolidated Balance Sheets were immaterial as of July 31, 2021 and October 31, 2020.
The Company estimates $3.5 million, net of tax, of losses on forward foreign currency derivative instruments included in AOCI will be reclassified into earnings within the next twelve months.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Condensed Consolidated Balance Sheets on a net basis. As of July 31, 2021 and October 31, 2020, none of the netting arrangements involved collateral.
The following table presents the gross amounts of the Company's forward foreign currency exchange contract derivative assets and liabilities and the net amounts recorded in the Company's Condensed Consolidated Balance Sheets:

	July 31, 2021	October 31, 2020
Gross amount of recognized assets	$659	$6,114
Gross amounts of recognized liabilities	(5,232)	(687)
Net (liabilities) assets offset and presented in the Condensed Consolidated Balance Sheets	$(4,573)	$5,427
As of July 31, 2021 and October 31, 2020, the fair value of the interest rate swap agreement designated as a cash flow hedge was $181.2 million and $214.6 million, respectively, and is included within Accrued liabilities in the Company's Condensed Consolidated Balance Sheets.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of July 31, 2021 and October 31, 2020, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 10 – Inventories
Inventories at July 31, 2021 and October 31, 2020 were as follows:

	July 31, 2021	October 31, 2020
Raw materials	$42,173	$33,806
Work in process	482,227	443,690
Finished goods	133,120	130,764
Total inventories	$657,520	$608,260

Note 11 – Revolving Credit Facility
On June 23, 2021, the Company entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. as administrative agent and the other banks identified therein as lenders, which further amended and restated its existing Second Amended and Restated Credit Agreement dated as of June 28, 2019. The Revolving Credit Agreement provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed (i) $1.25 billion or (ii) upon the completion of the acquisition by the Company of Maxim on or before January 12, 2022 (subject to certain terms and conditions), $2.5 billion. To date, the Company has not borrowed under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
Revolving loans under the Revolving Credit Agreement can be Eurocurrency Rate Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement) at the Company’s option. Each Eurocurrency Rate Loan will bear interest at a rate per annum equal to the applicable Eurocurrency Rate plus a margin based on the Company’s Debt Ratings (as defined in the Revolving Credit Agreement) from time to time of between 0.690% and 1.175%. Each Base Rate Loan will bear interest at a rate per annum equal to the Base Rate plus a margin based on the Company’s Debt Ratings from time to time of between 0.00% and 0.175%. In addition, the Company has agreed to pay a facility fee based on the Company’s Debt Ratings from time to time of between 0.060% and 0.200% multiplied by the actual daily amount of the Commitments (as defined in the Revolving Credit Agreement) in effect. The Revolving Credit Agreement also contains a sustainability-linked pricing component which provides for interest rate and facility fee reductions or increases based on the Company meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions and renewable energy usage. The Revolving Credit Agreement includes a multicurrency borrowing feature for certain specified foreign currencies. The Company will guarantee the obligations of each subsidiary that is named a Designated Borrower under the Revolving Credit Agreement.
The Revolving Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of July 31, 2021, the Company was in compliance with these covenants.
Note 12 – Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended July 31, 2021 and August 1, 2020 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal year ended November 3, 2018 (fiscal 2018) and fiscal 2019; various U.S. state and local tax audits; and international audits. The Company's U.S. federal tax returns prior to the fiscal year ended October 28, 2017 (fiscal 2017) are no longer subject to examination.
During the fourth quarter of fiscal 2018, the Company’s Irish tax resident subsidiary received an assessment, excluding any penalties and interest, for the fiscal year ended November 2, 2013 (fiscal 2013) of approximately €43.0 million, or approximately $51.0 million (as of July 31, 2021), from the Irish Revenue Commissioners (Irish Revenue). The assessment claimed that the Company’s Irish entity failed to conform to 2010 OECD Transfer Pricing Guidelines. During the third quarter of fiscal 2021, the Company settled the fiscal 2013 audit with Irish Revenue for an amount that was not material to the Company.
During fiscal 2019, Irish Revenue commenced transfer pricing audits of fiscal years ended November 1, 2014 (fiscal 2014) through fiscal 2017. The Company settled the audits relating to fiscal 2014 through fiscal 2017 with either no assessment or for additional tax payments that were not material to the Company.
Note 13 – New Accounting Pronouncements
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

Note 14 – Acquisitions
Proposed Acquisition of Maxim Integrated Products, Inc.
On July 12, 2020, the Company entered into the Merger Agreement to acquire Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies. Under the terms of the Merger Agreement, Maxim stockholders will receive, for each outstanding share of Maxim common stock, 0.630 of a share of the Company’s common stock at the closing. The estimated merger consideration is approximately $29.0 billion based on the closing price of the Company's common stock on August 13, 2021. The value of the merger consideration will fluctuate based upon changes in the price of the Company's common stock and the number of shares of Maxim common stock, restricted stock awards and restricted stock unit awards outstanding on the closing date.
The transaction is subject to customary closing conditions, including receipt of regulatory approvals. To date, required regulatory approvals have been obtained in all jurisdictions with the exception of China. The Merger Agreement includes termination rights for both the Company and Maxim. The Company may be required to pay Maxim a regulatory termination fee of $830.0 million in cash if the Merger Agreement is terminated in certain circumstances involving the failure to obtain required regulatory approvals. On October 8, 2020, the required shareholder approvals relating to the Merger Agreement were obtained from both the Company's shareholders and Maxim's shareholders.
In the three- and nine-month periods ended July 31, 2021, the Company incurred $18.3 million and $56.6 million of transaction-related costs related to the proposed acquisition of Maxim, respectively, recorded within Selling, marketing, general and administrative expenses in the Company's Condensed Consolidated Statements of Income.
Note 15 – Subsequent Events
On August 17, 2021, the Board of Directors of the Company declared a cash dividend of $0.69 per outstanding share of common stock. The dividend will be paid on September 8, 2021 to all shareholders of record at the close of business on August 27, 2021 and is expected to total approximately $254.1 million.

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
While we are confident that our strategy and long-term contingency planning have positioned us well to weather the current uncertainty, we cannot at this time fully quantify or forecast the impact of COVID-19 on our business. The full extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations will depend on future developments, which are highly uncertain such as the continued duration and severity of the pandemic, the spread of more contagious variants of the virus, the adoption rate of vaccines, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.
Proposed Acquisition of Maxim Integrated Products, Inc.
On July 12, 2020, we entered into a definitive agreement (the Merger Agreement) to acquire Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. Under the terms of the Merger Agreement, Maxim stockholders will receive, for each outstanding share of Maxim common stock, 0.630 of a share of our common stock at the closing. The estimated merger consideration is approximately $29.0 billion based on the closing price of our common stock on August 13, 2021. The value of the merger consideration will fluctuate based upon changes in the price of our common stock and the number of shares of Maxim common stock, restricted stock awards and restricted stock unit awards outstanding on the closing date.

The transaction is subject to customary closing conditions, including receipt of regulatory approvals. To date, required regulatory approvals have been obtained in all jurisdictions with the exception of China. The Merger Agreement includes termination rights for us and Maxim. We may be required to pay Maxim a regulatory termination fee of $830.0 million in cash if the Merger Agreement is terminated in certain circumstances involving the failure to obtain required regulatory approvals. On October 8, 2020, the required shareholder approvals relating to the Merger Agreement were obtained from both our shareholders and Maxim's shareholders.
See Note 14, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	July 31, 2021	August 1, 2020	$ Change	% Change
Revenue	$1,758,853	$1,456,136	$302,717	21%
Gross margin %	69.4%	66.8%
Net income	$503,311	$362,665	$140,646	39%
Net income as a % of revenue	28.6%	24.9%
Diluted EPS	$1.35	$0.97	$0.38	39%

	Nine Months Ended
	July 31, 2021	August 1, 2020	$ Change	% Change
Revenue	$4,978,718	$4,076,761	$901,957	22%
Gross margin %	68.4%	65.4%
Net income	$1,314,735	$834,235	$480,500	58%
Net income as a % of revenue	26.4%	20.5%
Diluted EPS	$3.53	$2.24	$1.29	58%
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

	Three Months Ended
	July 31, 2021			August 1, 2020
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,001,867	57%	29%	$778,361	53%
Communications	288,743	16%	(21)%	363,304	25%
Automotive	290,077	16%	80%	161,489	11%
Consumer	178,166	10%	16%	152,982	11%
Total revenue	$1,758,853	100%	21%	$1,456,136	100%

	Nine Months Ended
	July 31, 2021			August 1, 2020
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$2,829,648	57%	30%	$2,184,413	54%
Communications	847,632	17%	(4)%	880,633	22%
Automotive	793,443	16%	45%	548,002	13%
Consumer	507,995	10%	10%	463,713	11%
Total revenue	$4,978,718	100%	22%	$4,076,761	100%
* The sum of the individual percentages may not equal the total due to rounding.
Revenue increased in the three- and nine-month periods ended July 31, 2021, as compared to the same periods of the prior fiscal year, primarily as a result of higher broad-based demand for our products sold into the Industrial and Automotive end markets, and to a lesser extent, sold into the Consumer end market. In addition, the increased revenue in the Automotive end market in both periods were impacted by an arrangement to license our intellectual property resulting in $24.1 million of revenue immediately recognized in the third quarter of fiscal 2021. Revenue in the Communications end market decreased in the three- and nine-month periods ended July 31, 2021 due to the timing of infrastructure deployment cycles in certain regions.
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

	Three Months Ended
	July 31, 2021		August 1, 2020
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,123,301	64%	$819,472	56%
Direct customers	588,001	33%	614,770	42%
Other	47,551	3%	21,894	2%
Total revenue	$1,758,853	100%	$1,456,136	100%

	Nine Months Ended
	July 31, 2021		August 1, 2020
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$3,162,615	64%	$2,317,421	57%
Direct customers	1,724,012	35%	1,692,152	42%
Other	92,091	2%	67,188	2%
Total revenue	$4,978,718	100%	$4,076,761	100%

* The sum of the individual percentages may not equal the total due to rounding.
The percentage of total revenue sold via each channel can fluctuate from time to time based on end customer demand. In the three- and nine-month periods ended July 31, 2021, higher demand within our Industrial end market resulted in increased revenue through our distributor channel. In addition, an arrangement to license our intellectual property resulting in $24.1 million of revenue immediately recognized in the third quarter of fiscal 2021 contributed to an increase in the percent of total revenue from other channels.
Gross Margin

	Three Months Ended				Nine Months Ended
	July 31, 2021	August 1, 2020	$ Change	% Change	July 31, 2021	August 1, 2020	$ Change	% Change
Gross margin	$1,221,184	$972,578	$248,606	26%	3,403,192	2,667,394	$735,798	28%
Gross margin %	69.4%	66.8%			68.4%	65.4%
Gross margin percentage increased by 260 and 300 basis points in the three- and nine-month periods ended July 31, 2021, respectively, as compared to the same periods of the prior fiscal year, primarily as a result of higher utilization of our factories due to increased customer demand as well as from the arrangement to license our intellectual property noted above.
Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	July 31, 2021	August 1, 2020	$ Change	% Change	July 31, 2021	August 1, 2020	$ Change	% Change
R&D expenses	$306,617	$260,794	$45,823	18%	$897,005	$770,280	$126,725	16%
R&D expenses as a % of revenue	17%	18%			18%	19%

R&D expenses increased in the three- and nine-month periods ended July 31, 2021, as compared to the same periods of the prior fiscal year, primarily as a result of higher R&D employee-related variable compensation expense and salary and benefit expenses. In the nine-month period ended July 31, 2021, those increases were partially offset by lower discretionary spending.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	July 31, 2021	August 1, 2020	$ Change	% Change	July 31, 2021	August 1, 2020	$ Change	% Change
SMG&A expenses	$206,076	$153,753	$52,323	34%	$597,963	$494,808	$103,155	21%
SMG&A expenses as a % of revenue	12%	11%			12%	12%
SMG&A expenses increased in the three-month period ended July 31, 2021, as compared to the same period of the prior fiscal year, primarily as a result of higher variable compensation expense, salary and benefit expenses and acquisition-related transaction costs in connection with the proposed acquisition of Maxim.
SMG&A expenses increased in the nine-month period ended July 31, 2021, as compared to the same period of the prior fiscal year, primarily as a result of higher acquisition-related transaction costs in connection with the proposed acquisition of Maxim, variable compensation expense and salary and benefit expenses, partially offset by a $40.0 million charitable contribution to the Analog Devices Foundation made in the first quarter of fiscal 2020.
Operating Income

	Three Months Ended				Nine Months Ended
	July 31, 2021	August 1, 2020	$ Change	% Change	July 31, 2021	August 1, 2020	$ Change	% Change
Operating income	$609,646	$419,124	$190,522	45%	$1,593,196	$1,036,572	$556,624	54%
Operating income as a % of revenue	34.7%	28.8%			32.0%	25.4%
The year-over-year increase in operating income in the three-month period ended July 31, 2021 was primarily the result of an increase in revenue of $302.7 million, which contributed to an increase in gross margin of $248.6 million, and a decrease in special charges of $40.8 million, partially offset by increases of $52.3 million in SMG&A expenses and $45.8 million in R&D expenses, as described above under the headings Revenue Trends by End Market, Gross Margin, Selling, Marketing, General and Administrative (SMG&A) and Research and Development (R&D).
The year-over-year increase in operating income in the nine-month period ended July 31, 2021 was primarily the result of an increase in revenue of $902.0 million, which contributed to an increase in gross margin of $735.8 million, and a decrease in special charges of $52.5 million, partially offset by a $126.7 million increase in R&D expenses and a $103.2 million increase in SMG&A expenses, as described above under the headings Revenue Trends by End Market, Gross Margin, Research and Development (R&D) and Selling, Marketing, General and Administrative (SMG&A).
Nonoperating Expense (Income)

	Three Months Ended			Nine Months Ended
	July 31, 2021	August 1, 2020	$ Change	July 31, 2021	August 1, 2020	$ Change
Total nonoperating expense (income)	$37,368	$46,095	$(8,727)	$108,315	$142,265	$(33,950)
The year-over-year decrease in nonoperating expense (income) in the three- and nine-month periods ended July 31, 2021 was primarily the result of gains recorded on other investments. The nine-month period was also impacted by a decrease in interest expense related to our debt obligations.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	July 31, 2021	August 1, 2020	$ Change	July 31, 2021	August 1, 2020	$ Change
Provision for income taxes	$68,967	$10,364	$58,603	$170,146	$60,072	$110,074
Effective income tax rate	12.1%	2.8%		11.5%	6.7%
The effective tax rates for the three- and nine-month periods ended July 31, 2021 and August 1, 2020 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our pretax income for the three- and nine-month periods ended July 31, 2021 and August 1, 2020 was primarily generated in Ireland at a tax rate of 12.5%.
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
Net Income

	Three Months Ended				Nine Months Ended
	July 31, 2021	August 1, 2020	$ Change	% Change	July 31, 2021	August 1, 2020	$ Change	% Change
Net Income	$503,311	$362,665	$140,646	39%	$1,314,735	$834,235	$480,500	58%
Net Income as a % of revenue	28.6%	24.9%			26.4%	20.5%
Diluted EPS	$1.35	$0.97			$3.53	$2.24
Net income increased in the three-month period ended July 31, 2021, as compared to the same period of the prior fiscal year, as a result of a $190.5 million increase in operating income and an $8.7 million decrease in nonoperating expense (income), partially offset by a $58.6 million increase in provision for income taxes.
Net income increased in the nine-month period ended July 31, 2021, as compared to the same period of the prior fiscal year, as a result of a $556.6 million increase in operating income and a $34.0 million decrease in nonoperating expense (income), partially offset by a $110.1 million increase in provision for income taxes.
Liquidity and Capital Resources
At July 31, 2021, our principal source of liquidity was $1,480.7 million of cash and cash equivalents, of which approximately $701.4 million was held in the United States and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or the results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.

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

	Nine Months Ended
	July 31, 2021	August 1, 2020
Net cash provided by operating activities	$1,794,345	$1,335,889
Net cash provided by operations as a % of revenue	36%	33%
Net cash used for investing activities	$(183,280)	$(149,781)
Net cash used for financing activities	$(1,189,966)	$(744,442)
The following changes contributed to the net change in cash and cash equivalents in the nine-month period ended July 31, 2021 as compared to the same period in fiscal 2020.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities during the nine-month period ended July 31, 2021, as compared to the same period of the prior fiscal year, was primarily the result of higher net income adjusted for non-cash items and changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The increase in cash used for investing activities during the nine-month period ended July 31, 2021, as compared to the same period of the prior fiscal year, was primarily the result of an increase in cash used for capital expenditures and cash payments for acquisitions, partially offset by proceeds from the sale of our Singapore facility and other investments.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The increase in cash used for financing activities during the nine-month period ended July 31, 2021, as compared to the same period of the prior fiscal year, was primarily the result of increases in common stock repurchases and dividend payments to shareholders. The comparable period of fiscal 2020 also included proceeds from our bond issuance as well as debt repayments, which did not repeat in fiscal 2021.
Working Capital

	July 31, 2021	October 31, 2020	$ Change	% Change
Accounts receivable	$823,163	$737,536	$85,627	12%
Days sales outstanding*	42	45
Inventory	$657,520	$608,260	$49,260	8%
Days cost of sales in inventory*	110	116
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
Current liabilities increased to approximately $2,793.3 million at July 31, 2021 from approximately $1,365.0 million at the end of fiscal 2020. The increase was primarily due to increases in the current portion of our debt of $1,324.7 million.

Debt
As of July 31, 2021, our debt obligations consisted of the following:

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
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of July 31, 2021, we were in compliance with these covenants.
Revolving Credit Facility
Our Third Amended and Restated Revolving Credit Agreement, dated as of June 23, 2021, with Bank of America N.A. as administrative agent and the other banks identified therein as lenders (Revolving Credit Agreement) amends and restates our existing Second Amended and Restated Credit Agreement dated as of June 28, 2019 and provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed (i) $1.25 billion or (ii) upon the completion of the acquisition by the Company of Maxim on or before January 12, 2022 (subject to certain terms and conditions), $2.5 billion.
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of July 31, 2021, we were in compliance with these covenants.
Stock Repurchase Program
In the aggregate, our Board of Directors has authorized us to repurchase $8.2 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of July 31, 2021, an additional $1.4 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $212.9 million in the first nine months of fiscal 2021 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2021 to be between 4% and 5% of fiscal 2021 revenue. We expect these capital expenditures will be funded with a combination of cash on hand and cash generated from operations.
Dividends
On August 17, 2021, our Board of Directors declared a cash dividend of $0.69 per outstanding share of common stock. The dividend will be paid on September 8, 2021 to all shareholders of record at the close of business on August 27, 2021 and is expected to total approximately $254.1 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the

Board and will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Board.
Contractual Obligations
There have not been any material changes during the nine-month period ended July 31, 2021 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.
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
Critical Accounting Policies and Estimates
Except for the accounting policies for credit losses and income taxes that were updated as a result of adopting ASU 2016-13 and ASU 2019-12, respectively, there were no other changes in the nine-month period ended July 31, 2021 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the nine-month period ended July 31, 2021 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended October 31, 2020.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Additionally, either we or Maxim may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the merger is not completed by October 12, 2021 (which date may be extended to January 12, 2022 under certain circumstances relating to outstanding regulatory approvals). Under certain circumstances, including if the proposed merger is terminated due to a failure to obtain the required regulatory clearances, we may be required to pay Maxim a termination fee of $830.0 million.
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
We cannot at this time fully quantify or forecast the impact of the COVID-19 pandemic on our business. The full extent of the impact of the pandemic on our business, financial condition and results of operations will depend on future developments, which are highly uncertain, including the continued duration and severity of the pandemic, the spread of more contagious variants of the virus, the adoption rate of vaccines, the actions to contain the virus or treat its impact, or how quickly and to what extent normal economic and operating conditions can resume.
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first three and nine months of the fiscal year ending October 30, 2021 was below our U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2, 2021 through May 29, 2021	324,916	$154.69	322,889	$1,545,508,127
May 30, 2021 through June 26, 2021	284,261	$165.49	273,307	$1,500,298,998
June 27, 2021 through July 31, 2021	399,473	$165.16	345,067	$1,443,189,210
Total	1,008,650	$161.88	941,263	$1,443,189,210

(a)Includes 67,387 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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

ITEM 6.	Exhibits

Exhibit No.	Description
10.1†	Fifth Amendment to the Analog Devices, Inc. Amended and Restated Deferred Compensation Plan.
10.2
Third Amended and Restated Credit Agreement, dated as of June 23, 2021,among Analog Devices, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the Commission on June 23, 2021 (File No. 1-7819) and incorporated herein by reference

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended July 31, 2021 and August 1, 2020, (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended July 31, 2021 and August 1, 2020, (iii) Condensed Consolidated Balance Sheets at July 31, 2021 and October 31, 2020, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended July 31, 2021 and August 1, 2020, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended July 31, 2021 and August 1, 2020 and (vi) Notes to Condensed Consolidated Financial Statements for the three and nine months ended July 31, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: August 18, 2021	By:	/s/ Vincent Roche
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2021	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)