Form 10-K
period 2021-10-30
ANALOG DEVICES INC
filed 2021-12-03
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2021
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
(781) 935-5565
(Registrant’s telephone number, including area code)
______________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock $0.16 2/3 par value per share	ADI	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None
Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $42,211,000,000 based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on April 30, 2021. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of October 30, 2021, there were 525,330,672 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 9, 2022	III

Note About Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future liquidity, capital needs and capital expenditures; the impact of the COVID-19 pandemic on our business, financial condition and results of operations; our future market position and expected competitive changes in the marketplace for our products; our ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of changes in or the application of new or revised tax laws; expected cost savings; the effect of new accounting pronouncements; our ability to successfully integrate acquired businesses and technologies, including the acquired business, operations and employees of Maxim Integrated Products, Inc.; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part I, Item 1A. "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

PART I

ITEM 1.    BUSINESS
Company Overview, Strategy and Mission
Analog Devices, Inc. (we, Analog Devices or the Company) is a leading global high-performance semiconductor company dedicated to solving our customers' most complex engineering challenges. We play a critical role at the intersection of the physical and digital world by providing the building blocks to sense, measure, interpret, connect and power. We design, manufacture, test and market a broad portfolio of solutions, including integrated circuits (ICs), software and subsystems that leverage high-performance analog, mixed-signal and digital signal processing technologies. Our comprehensive product portfolio, deep domain expertise and advanced manufacturing capabilities extend across high-performance precision and high-speed mixed-signal, power management and processing technologies – including data converters, amplifiers, power management, radio frequency (RF) ICs, edge processors and other sensors.
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
•Deepening customer-centricity. We possess a broad range of product portfolios, applications expertise, and manufacturing capabilities in high-performance power management and precision and high-speed signal processing technologies. At the same time, our engineering talent continues to be an important competitive differentiator in the semiconductor space. We strive to be the destination for the world's best engineering talent with a team of more than 11,000 engineers. Together, our products and our engineering talent enable us to partner with our customers, leveraging our analog domain expertise and receiving the full benefit of our technology capabilities to develop complete and innovative solutions.
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
•the acquisition of Linear Technology Corporation (Linear) in the fiscal year ended October 28, 2017, which added high-performance power management and additional precision signal processing to our portfolio, expanding and diversifying our offerings to deliver more complete solutions; and
•the acquisition of Maxim Integrated Products, Inc. (Maxim) completed on August 26, 2021 and further described below, which strengthens our position as a high-performance analog semiconductor company.
We were incorporated in Massachusetts in 1965 with our corporate headquarters near Boston in Wilmington, Massachusetts. We have manufacturing facilities primarily in the United States, Ireland and Southeast Asia.  Our common stock is listed on the Nasdaq Global Select Market under the symbol ADI and is included in the Standard & Poor’s 500 Index.

Acquisition of Maxim Integrated Products, Inc.
On August 26, 2021 (Acquisition Date), we completed the acquisition of Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies. Pursuant to the Agreement and Plan of Merger, dated as of July 12, 2020 (the Merger Agreement), Maxim stockholders received, for each outstanding share of Maxim common stock, 0.6300 of a share of the Company’s common stock as of the Acquisition Date, for total consideration of approximately $28.0 billion of our common stock. The acquisition of Maxim is referred to as the Acquisition.
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
Our ICs are designed to address a wide range of real-world signal processing applications. We sell our ICs to customers worldwide, many of whom use products spanning our core technologies in a wide range of applications. Our IC product portfolio includes both general-purpose products used by a broad range of customers and applications, as well as application-specific products designed for specific target markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing more customized ICs, our standard products often provide a cost-effective solution for many low to medium volume applications. More specifically, our analog ICs monitor, condition, amplify or transform continuous analog signals associated with physical properties, such as temperature, pressure, weight, light, sound or motion, and play an important role in bridging real world phenomena to a variety of electronic systems. Analog ICs also provide voltage regulation and power control to electronic systems.
We also focus on working with leading customers to design application-specific solutions. We begin with our existing core technologies, which leverage our analog and mixed signal, power management, RF and microwave, edge processors and other sensors, and devise solutions that more closely meet the needs of a specific customer or group of customers. Because we have already developed the core technology platform for our general-purpose products, we can create application-specific solutions quickly and efficiently.
Our analog and mixed-signal IC technology has been the foundation of our business for over five decades, and we are one of the world’s largest suppliers of high-performance analog ICs. Our analog signal processing ICs are primarily high-performance devices, offering higher dynamic range, greater bandwidth, and other enhanced features. We believe that the principal advantages these products have as compared to competitors’ products include higher accuracy, higher speed, lower cost per function, smaller size, lower power consumption and fewer components, resulting in improved performance and reliability. Our product portfolio includes several thousand analog ICs, many of which can have several hundred end customers. Our analog ICs typically have long product life cycles. Our customers include original equipment manufacturers (OEMs) and customers who build electronic subsystems for integration into larger systems.
Our product offerings include more than 75,000 stock keeping units (SKUs) that can be aggregated into the following general categories:
•Analog and Mixed Signal—We are a leading supplier of data converter products. Data converters translate real-world analog signals into digital data and also translate digital data into analog signals. Data converters remain our largest and most diverse product family and an area where we are continuously innovating to enable our customers to redefine and differentiate their products. Our converter products combine sampling rates and accuracy with the low noise, power, price and small package size required by industrial, automotive, consumer, and communications electronics.

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
•Digital Signal Processing and System Products (DSPs)—DSPs are optimized for high-speed numeric calculations, which are essential for instantaneous, or real-time, processing of digital data generated, in most cases, from analog to digital signal conversion. Our DSPs are designed to be fully programmable and to efficiently execute specialized software programs, or algorithms, associated with processing digitized real-time, real-world data. Programmable DSPs are designed to provide the flexibility to modify the device’s function quickly and inexpensively using software. Our general-purpose DSP IC customers typically write their own algorithms using software development tools provided by us and third-party suppliers. Our DSPs are designed in families of products that share common architectures and therefore can execute the same software across a range of products.
Sales Channel
We sell our products globally through a direct sales force, third-party distributors, independent sales representatives and via our website. We have direct sales offices, sales representatives and/or distributors in over 50 countries. We support our worldwide sales efforts through our website and with extensive promotional programs that include editorial coverage and paid advertising in online and printed trade publications, webinars, social media and communities, promotional and training videos, direct mail programs, technical seminars and participation in trade shows. We publish, share and distribute technical content such as data sheets, application guides and catalogs.  We maintain a staff of field application engineers who aid customers in incorporating our products into their products. In addition, we offer a variety of web-based tools that ease product selection and aid in the design process for our customers.
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
Markets
The breakdown of our annual revenue by end market is set out in the table below:

End Market*	Percent of Fiscal 2021 Revenue	Percent of Fiscal 2020 Revenue	Percent of Fiscal 2019 Revenue
Industrial	55%	54%	50%
Automotive	17%	14%	16%
Communications	16%	21%	22%
Consumer	12%	11%	13%
*The sum of the individual percentages may not equal 100% due to rounding.
The following describes some of the characteristics of, and customer products within, our major end markets of Industrial, Automotive, Communications and Consumer:
Industrial — Our industrial market includes the following sectors:
Industrial Automation — We are a leader in industrial automation because we deliver robust, high performance solutions that impact our planet and people—from our deep motion and process control expertise and precision sensing measurement and interpretation, to expansive connectivity and power capabilities. We take real-world phenomena in the most complex environments on the factory floor, and translate it into valuable insights and outcomes. We co-create with customers to architect robotics systems and solutions that improve dynamic behavior and precision while enhancing worker safety, machine health, and manufacturing flexibility—delivering energy efficiency and sustainability. Our industrial automation market includes applications such as:

• Condition-based monitoring (CbM)	• Industrial power supplies
• Industrial robotics	• Industrial motion control
• Factory and process control
Instrumentation & Measurement — Advances in wireless communication technology, autonomous vehicles, energy storage, human machine interfaces and cloud-connected sensors that help form the Internet of Things are driving the demand for faster and more precise measurement capabilities in smaller form-factors. Our semiconductors and advanced packaging technologies form the foundation of next-generation electronic test and measurement solutions for measuring the electrical parameters in applications such as these, enabling the research, development and production of future electronic systems. In addition, our ICs have set the standard for precision in battery formation and test, which is critical for ensuring battery quality and safety in electric vehicles. Our instrumentation and measurement market includes applications such as:

• Automated test equipment	• Battery formation and test
• Weigh scales	• Chemical analysis and analytical instruments
Aerospace/Defense — The defense, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our ICs can be supplied in versions that meet these standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specially tested versions of products derived from our standard product offering. As end systems are becoming more complex, many of our customers in this market also look for us to provide higher levels of integration in order to minimize size, weight and power and to improve ease-of-use.  As such, we also sell products in the form of SiPs (system in package), printed circuit board assemblies, modules, and subsystems. Customer products include applications such as:

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

Healthcare — The healthcare market is evolving in response to the need for increased access to better and more affordable care, as well as a growing focus on preventative healthcare and the need to better manage chronic conditions. To help achieve this, we are collaborating with customers and partners on innovative solutions that are designed to achieve better outcomes for patients and physicians at reduced costs for all. Our offerings include both standard and application-specific products and are used in applications such as:

• Ultrasound systems	• Anesthesia equipment
• X-Ray equipment (CT and DR)	• Lab diagnostic equipment
• Image guided therapy	• Surgical tools and instruments
• Multi-parameter vital signs monitors	• Blood analyzers
• Remote patient monitoring	• Point-of-care diagnostics
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
Automotive - We develop differentiated high-performance signal processing solutions, which enable sophisticated transportation systems that span Infotainment, Electrification and Autonomous applications. Through collaboration with manufacturers worldwide, we have developed a broad portfolio of analog, digital, power and sensor ICs that address the emerging needs of this evolving industry. Our focus is on audio/video applications that lead to an enriched in-cabin experience, electrification applications that improve vehicle range and reduce emissions, and mission-critical perception and navigation applications that enable vehicles to more clearly sense the external environment. Specifically, we have developed products used in applications such as:

•	Car audio, voice processing and connectivity	•	Battery monitoring and management systems
•	Video processing and connectivity
Communications — The development of broadband, wireless and internet infrastructures around the world has created an important market for our communications products. Communications technology involves the processing of signals that are converted from analog to digital and digital to analog form during the process of transmitting and receiving data. The need for higher speed and reduced power consumption, coupled with more reliable, bandwidth-efficient communications, creates demand for our products, which are used in the full spectrum of signal processing for data, video, voice and machine-to-machine communications. In wireless and wireline communication applications, our products are incorporated into:

• Cellular base station equipment	• Satellite and terrestrial broadband access equipment
• Microwave backhaul systems	• Optical and cable networking equipment for data center and carrier providers
• Data centers & data storage
Consumer — To address the market demand for state of the art personal and professional entertainment systems and the consumer demand for high quality user interfaces, music, movies and photographs, we have developed analog, digital and mixed-signal solutions that meet the rigorous cost and time-to-market requirements of the consumer electronics market. The emergence of high-performance, feature-rich consumer products has created a market for our high-performance ICs with a high level of specific functionality that enables best in class user experience. These products include:

• Portable devices (smart phones, tablets and wearable devices) for media and vital signs monitoring applications	• Prosumer audio/video equipment
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
Our competitors include but are not limited to:

• Broadcom Inc.	• Monolithic Power Systems, Inc.
• Infineon Technologies AG	• NXP Semiconductors N.V.
• Microchip Technology Incorporated	• Qorvo, Inc.
• STMicroelectronics N.V.	• Texas Instruments Incorporated
• Xilinx, Inc.
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
We believe that a number of factors should be used to assess future customer demand, including backlog, macroeconomic trends, customer insights and current customer bookings as compared to billings (book-to-bill) ratio. We define backlog to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. However, backlog may be impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. Recently, we have experienced increased demand within the semiconductor industry leading to a constrained supply environment which we believe will continue in the near term. We have added manufacturing capacity to address some of the increased demand and we have also required customers to commit to orders for up to a twenty week period prior to shipment to give us better visibility into the backlog. Outside of the commitments window noted above, as is customary in the semiconductor industry, we allow most orders to be canceled or deliveries to be delayed by customers without significant penalty, while also allowing certain distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory.
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
Our IC products are fabricated on proprietary processes at our internal production facilities in Wilmington, Massachusetts; Camas, Washington; Beaverton, Oregon; and Limerick, Ireland and also on a mix of proprietary and non-proprietary processes at third-party wafer fabricators. We currently source approximately half of our wafer requirements annually internally and the remaining from third-party wafer fabrication foundries, such as Taiwan Semiconductor Manufacturing Company (TSMC) and others, typically where deep-submicron lithography capabilities and/or large manufacturing capacity is required. In addition, we operate an assembly and wafer sort facility in Penang, Malaysia, and test facilities in the Philippines and Thailand. We also make extensive use of third-party subcontractors for the assembly and testing of our products.

Our products require a wide variety of components, raw materials and external foundry services, most of which we purchase from third-party suppliers. We have multiple sources for many of the components and materials that we purchase and incorporate into our products. If any of our key suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in significant expenses and disruptions or delays in manufacturing, product development and shipment of product to our customers. Given the current demand environment in the semiconductor industry, we expect to face a constrained supply environment in the near term. We are working to balance these constraints as we shift our global resources and add capacity where appropriate.
Patents and Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of October 30, 2021, we held approximately 4,700 U.S. patents and approximately 400 published pending U.S. patent applications with expiration dates ranging from 2021 through 2041. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products, and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.
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
Our EHS management systems in all of our facilities are certified to ISO 14001:2015 for environmental management, and all of our facilities conform to ISO 45001 for occupational health and safety. Our industrial hygiene surveillance program minimizes and prevents exposures in the workplace and reduces the risk of specific diseases. We use two industry standard metrics to assess injury performance and trends worldwide. Legacy Analog Devices' sites have ISO 45001 health and safety certification, with the exception of one site from the acquisition of Linear Technology Corporation which is planned for certification to the same standard by the second quarter of fiscal 2022. As part of our integration efforts, management is assessing the path to certification for Maxim sites.
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
We are a member of the Responsible Business Alliance, which was formerly known as the Electronic Industry Citizenship Coalition, as well as a participant of the United Nations Global Compact and the Business Ambition for 1.5°C campaign. Our Corporate Responsibility Report (CRR) states our commitment to be carbon neutral by calendar year 2030 and achieve net zero emissions by calendar year 2050, to conserve resources by consuming less energy and water, to comply with our code of business conduct and ethics, and to apply fair labor standards, among other things. We are neither including the information contained in our CRR in, nor incorporating it by reference into, this Annual Report on Form 10-K. The CRR is available on our website at www.analog.com/sustainability.
To further strengthen these commitments to environmental, social and governance (ESG) initiatives, we recently deployed three sustainable finance instruments. In April 2020, we completed our inaugural green bond issuance of $400 million, marking our leadership as the first semiconductor company and one of the first U.S. technology companies to issue a green bond in the U.S. debt capital markets. In June 2021, we refinanced our revolving credit facility with a new $2.5 billion sustainability-linked revolving credit facility, becoming one of the first semiconductor companies to use this instrument. In October 2021, we issued our inaugural sustainability-linked $750 million bond offering. These transactions support our commitment to environmental sustainability by linking financing to the achievement of our ambitious ESG targets.
Cybersecurity and Information Security Risk Oversight
We regularly perform risk assessments relating to cybersecurity and technology risks. Our enterprise security program has been developed based on industry standards, including those published by the International Organization for Standardization (ISO) and the National Institute of Standards and Technology. Highlights of the program include:
•A comprehensive set of enterprise security policies and procedures that guide our protection strategy.
•Protecting against threats through use of the following measures: identifying critical assets and high-risk threats; implementing cybersecurity detection, controls and remediation practices; implementing a third-party risk management program to evaluate our critical partners’ cyber posture; and evaluating our program effectiveness by performing internal and external audits.
Risks identified by our cybersecurity program are analyzed to determine the potential impact on us and the likelihood of occurrence. Such risks are continuously monitored to ensure that the circumstances and severity of such risks have not changed.
We conduct regular workforce training to instruct employees to identify cybersecurity concerns and take the appropriate action. We install and regularly update antivirus software on all company managed systems and workstations to detect and prevent malicious code from impacting our systems. In addition, we have a product security team focused on integrating risk and security best practices into our product development life cycle. Periodically, we are audited by an independent information systems expert to determine both the adequacy of, and compliance with, controls and standards.
Senior leadership and Internal Audit present to our full Board of Directors on information security and cybersecurity matters and risks at least annually. We have conducted an analysis and determined that an information security risk insurance policy would not be effective, and that we should continue to self-insure for cybersecurity risks. We have not experienced a material security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. Furthermore, we have not been penalized or paid any amount under an information security breach settlement over the last three years.
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
Core to our empowerment strategy is embracing diversity and building a culture of inclusion across the organization. We are working to achieve this by expanding the diversity of our workforce, creating growth and development opportunities for our employees, embracing different perspectives and fostering an inclusive work environment for all. We launched the People of Color and Allies Network (POCAN), a new employee resource group focused on elevating and prioritizing the needs of people of color and creating opportunities to support colleagues from underrepresented groups. POCAN broadens our network of existing employee groups, including the Women's Leadership Network, Young Professionals Network, and LGBTQ+ Network, which all contribute to our broader diversity and inclusion initiatives. As noted in "Environmental, Health and Safety Compliance" above, we published our annual CRR which details our sustainability efforts, operations efficiency, employee engagement, and governance, and also provides a look at the state of our organization and overview of some of the initiatives we have launched to drive continuous improvements across diversity and inclusion.
As of October 30, 2021, we had approximately 24,700 employees, of whom approximately 11,000 are in engineering roles. Approximately 60% of our workforce is male and 40% female. Our senior leadership team is 70% male and 30% female, while manager roles are approximately 74% male and 26% female. 30% of the members of our Board of Directors are female. For the year ended October 30, 2021 (fiscal 2021) our voluntary employee turnover rate was approximately 6.7%.

Our human capital resource objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. We strive to attract and retain the most talented employees in the industry and across the globe by offering competitive compensation and benefits that support their health, financial and emotional well-being. Our compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work regardless of gender, race or ethnicity. We use a combination of fixed and variable pay including base salary, bonuses, performance awards and equity compensation. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards. We offer employees benefits that vary by country and are designed to meet or exceed local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include a 401(k) plan with employer contributions; health benefits; life, business travel and disability insurance; additional voluntary insurance; paid time off and parental leave; education assistance; paid counseling assistance; backup child and adult care; adoption support; and family college planning. For further information concerning our equity incentive plans, see Note 3, Stock-based Compensation and Shareholders' Equity, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
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
In order to ensure that we are meeting our human capital objectives we frequently utilize employee surveys to understand the effectiveness of our employee and compensation programs and where we can improve across the company. Our latest survey, which was completed in fiscal 2021 prior to the Acquisition, had a participation rate of over 87% of legacy employees of Analog Devices. The survey results indicated that we excel in areas including purpose, goals sharing, employee collaboration and overall culture. Our dual focus of being a great place to work and providing industry-leading benefits and work culture has led to strong employee satisfaction and pride that has been recognized across the globe, as evidenced with the following awards: Forbes America’s Best Employers List (2020, 2019, 2018), Forbes Global 2000: World’s Best Employer List (2019, 2018) and The Boston Globe’s Top Places to Work (2020, 2019, 2018, 2017).

ITEM 1A.     RISK FACTORS
Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report.
Risks Related to our Acquisition of Maxim Integrated Products, Inc. (Maxim)
We will incur substantial expenses related to the integration of Maxim.
We completed our acquisition of Maxim, which we refer to as the acquisition or the merger, on August 26, 2021. We have incurred and expect to incur a number of non-recurring costs associated with combining the operations of the two companies. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including severance payments that may be made to certain Maxim employees, filing fees, printing expenses and other related charges.
The combined company has and will continue to incur restructuring and integration costs in connection with the merger. The costs related to restructuring are being expensed as a cost of the ongoing results of operations. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the merger and the integration of Maxim’s business. Although we expect that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term or at all.
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
The merger involves the combination of two companies which operated, until the completion of the merger, as independent public companies. There can be no assurances that the two businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees from both companies, the loss of customers, the disruption of ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated. Management must devote attention and resources to integrating the combined company's business practices and operations. Potential difficulties the combined company may encounter as the integration process continues include the following:
•lost sales and customers as a result of certain of our and/or Maxim's customers deciding not to do business with the combined company, or deciding to decrease their amount of business in order to reduce their reliance on a single company;
•integrating personnel and operations from the two companies while maintaining focus on providing consistent, high-quality products and services, especially in the COVID-19 environment which has required employees to work remotely in some locations;
•potential unknown liabilities and unforeseen or increased costs and expenses; and
•performance shortfalls as a result of the diversion of management’s attention caused by integrating the companies’ operations.
Any of these factors could result in the combined company failing to realize the anticipated benefits of the acquisition, on the expected timeline or at all. An inability to realize the full extent of the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.
In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address integration challenges, we may be unable to successfully integrate their operations or realize the anticipated benefits of the integration of the two companies.

Risks Related to our Global Operations
The extent to which the novel strain of the coronavirus (COVID-19) pandemic will adversely affect our business, financial condition and results of operations is uncertain.
The COVID-19 pandemic, and the numerous measures implemented by government authorities in response, have adversely impacted and are expected to continue to adversely impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States, the Philippines, Ireland, Thailand, Malaysia, China, and India. Each of these countries has been affected by the pandemic and taken measures to try to contain it, resulting in disruptions at some of our manufacturing operations and facilities, including restrictions on our access to facilities. It is uncertain what the full extent of the impact, and duration, of such measures and potential future measures may be and how such measures will affect our vendors and suppliers. Increased restrictions on or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, could limit our capacity to meet customer demand and have a material adverse effect on our business, financial condition and results of operations.
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
The COVID-19 pandemic has significantly increased economic and demand uncertainty and could result in a global recession. The COVID-19 pandemic has led to disruption and volatility in the global capital markets, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could cause further disruption in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition and results of operations.
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
Continuing political and global macroeconomic uncertainty, including related to the COVID-19 pandemic, trade and political disputes between the United States and China, China-Taiwan relations, and the United Kingdom's withdrawal from the European Union, and uncertainty regarding the stability of global credit and financial markets may lead consumers and businesses to postpone or reduce spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Financial difficulties experienced by our customers could result in nonpayment or payment delays for previously purchased products, thereby increasing our credit risk exposure. Uncertainty regarding the macroeconomic conditions as well as the future stability of the global credit and financial markets could cause the value of the currency in the affected markets to deteriorate, thus reducing the purchasing power of those customers. Significant disruption to global credit and financial markets may also adversely affect our ability to access external financing sources on acceptable terms. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.

We are exposed to business, economic, political, legal, regulatory and other risks through our significant worldwide operations, which could adversely affect our business, financial condition and results of operations.
We have significant operations and manufacturing facilities outside the United States, including in Ireland, the Philippines, Thailand, and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Risks associated with our international business operations include the following:
•political, legal and economic changes, crises or instability and civil unrest in markets in which we do business, such as potential macroeconomic weakness related to trade and political disputes between the United States and China, changes in China-Taiwan relations that may adversely affect our operations in Taiwan, our customers, and the technology industry supply chain, the United Kingdom's withdrawal from the European Union and the implementation of the United States-Mexico-Canada Agreement;
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
Many of these risks are present within our business operations in China. For example, changes in U.S.-China relations, the political environment or international trade policies and relations could result in further revisions to laws or regulations or their interpretation and enforcement, increased taxation, trade sanctions, the imposition of import or export duties and tariffs, restrictions on imports or exports, currency revaluations, or retaliatory actions, which have had and may continue to have an adverse effect on our business plans and operating results. In addition, expanded export restrictions may limit our ability to sell to certain Chinese companies and to third parties that do business with those companies. These restrictions have created and may continue to create uncertainty and caution with our current or prospective customers and may cause them to amass large inventories of our products, replace our products with products from another supplier that is not subject to the export restrictions, or focus on building indigenous semiconductor capacity to reduce reliance on U.S. suppliers. Furthermore, if these export restrictions cause our current or potential customers to view U.S. companies as unreliable, we could suffer reputational damage or lose business to foreign competitors who are not subject to such export restrictions, and our business could be materially harmed. We are continuing to evaluate the impact of these restrictions on our business, but these actions may have direct and indirect adverse impacts on our revenues and results of operations in China and elsewhere.
In addition, our success in the Chinese markets may be adversely affected by China's continuously evolving policies, laws and regulations, including those relating to antitrust, cybersecurity, data protection and data privacy, the environment, indigenous innovation and the promotion of a domestic semiconductor industry, and intellectual property rights and enforcement and protection of those rights.

If we are unable to address our U.S. cash requirements, it may be necessary for us to consider repatriation of foreign earnings, which could have a material adverse effect on our results of operations and financial condition.
We carry outside basis differences in certain of our subsidiaries, primarily arising from acquisition accounting adjustments and certain undistributed earnings that are considered indefinitely reinvested. We intend to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate these earnings to fund our U.S. cash requirements. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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
•the effects of adverse economic conditions in the markets in which we sell our products, including inflationary pressures;
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the fiscal year ended October 30, 2021 was below our U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
We rely, and plan to continue to rely, on third-party suppliers and service providers, including raw material and components suppliers, semiconductor wafer foundries, assembly and test contractors, and freight carriers (collectively, vendors) in manufacturing our products. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately half of our wafer requirements annually from third-party wafer foundries, including Taiwan Semiconductor Manufacturing Company (TSMC) and others. These foundries often provide wafer foundry services to our competitors and therefore periods of increased industry demand may result in capacity constraints. With respect to TSMC in particular, geopolitical changes in China-Taiwan relations could disrupt TSMC’s operations, which would adversely affect our ability to manufacture certain products. Recently, we have experienced increased demand leading to a constrained supply environment which we believe will continue in the near term. In addition, our manufacturing processes require availability of certain raw materials and supplies. Limited or delayed access to these items could adversely affect our results of operations. In certain instances, one of our vendors may be the sole source of highly specialized processing services or materials. If such vendor is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement vendor, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement vendors are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
A prolonged disruption of our internal manufacturing operations could have a material adverse effect on our business, financial condition and results of operations.
In addition to leveraging an outsourcing model for manufacturing operations, we also rely on our internal manufacturing operations located in the United States, Ireland, the Philippines, Thailand and Malaysia. A prolonged disruption at, or inability to utilize, one or more of our manufacturing facilities, loss of raw materials or damage to our manufacturing equipment for any reason, including due to the COVID-19 pandemic, natural or man-made disasters, civil unrest or other events outside of our control, such as widespread outbreaks of illness, or the failure to maintain our labor force at one or more of these facilities, may disrupt our operations, delay production, shipments and revenue and result in us being unable to timely satisfy customer demand. As a result, we could forgo revenue opportunities, potentially lose market share and damage our customer relationships, all of which could materially and adversely affect our business, financial condition and results of operations.
The markets for semiconductor products are cyclical, and increased production may lead to overcapacity and lower prices, and conversely, we may not be able to satisfy unexpected demand for our products.
The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. The demand for our products is subject to the strength of our four major end markets of Industrial, Automotive, Communications, and Consumer. If we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect, or declines, or if we overbuild inventory in a period of decreased demand, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that would adversely impact our operating results. Conversely, during periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, locate suitable third-party suppliers, or respond effectively to changes in demand for our existing products or to demand for new products requested by our customers, and our current or future business could be materially and adversely affected.
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
Our results of operations could be affected by natural disasters in the locations in which we operate.
We, like many companies in the semiconductor industry, rely on supplies, services, internal manufacturing capacity, wafer fabrication foundries and other subcontractors in locations around the world that are susceptible to natural disasters and other significant disruptions. Earthquakes, fires, tsunamis, flooding or other natural disasters may disrupt local semiconductor-related businesses and adversely affect manufacturing capacity, availability and cost of key raw materials, utilities and equipment, and availability of key services, including transport of our products worldwide. Our insurance may not adequately cover losses resulting from such disruptions. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, flood, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition. In addition, global climate change can result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding, and could disrupt the availability of water necessary for the operation of our fabrication facilities located in semi-arid regions. During 2021, the west coast of the U.S. experienced historic wildfires where we have operations and manufacturing facilities. The long-term effects of climate change on the global economy and the semiconductor industry in particular are unclear, but could be severe.
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
Our current revolving credit facility and outstanding debt instruments impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit our Company, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as changes in technology, government regulations and the level of competition in our markets. In addition, our revolving credit facility require us to maintain compliance with specified financial ratios. If we breach any of the covenants under our revolving credit facility, the indentures governing our outstanding senior unsecured notes, or any future debt instruments to which we may become subject and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable and/or we may be restricted from further borrowing under our revolving credit facility.
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
Our industry is subject to EHS requirements, particularly those that control and restrict the sourcing, use, transportation, emission, discharge, storage and disposal of certain substances, and materials used or produced in the semiconductor manufacturing process. Public attention to environmental sustainability and social responsibility concerns continues to increase, and our customers routinely include stringent environmental and other standards in their contracts with us. Changes in EHS laws or regulations may require us to invest in costly equipment or make manufacturing process changes and may adversely affect the sourcing, supply and pricing of materials used in our products. In particular, climate change concerns and the potential resulting environmental impact may result in new environmental, health, and safety laws and regulations that may affect us, our suppliers, and our customers. Such laws or regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by potential or actual releases of such materials. Any failure to control such materials adequately or to comply with existing or future EHS statutory or regulatory standards, requirements or contractual obligations could result in any of the following, each of which could have a material adverse effect on our business and operating results:
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our significant general offices and manufacturing facilities:

Properties		Approximate
Owned:	Use	Total Sq. Ft.

Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	1,321,000 sq. ft.
Wilmington, MA	Corporate headquarters, wafer fabrication, testing, engineering, sales, marketing and administrative offices	818,000 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, warehouse and distribution, engineering and administrative offices	632,000 sq. ft.
San Jose, CA	Engineering, sales, marketing and administrative offices	435,000 sq. ft.
Milpitas, CA (1)	Wafer probe and testing; warehouse and distribution; engineering, sales, marketing and administrative offices	427,000 sq. ft.
Penang, Malaysia (2)	Wafer probe and testing, assembly and engineering offices	350,000 sq. ft.
Beaverton, OR	Wafer fabrication, engineering and administrative offices	312,000 sq. ft.
Chonburi Province, Thailand	Wafer probe and testing, warehouse, engineering and administrative offices	194,000 sq. ft.
Chelmsford, MA	Final assembly of certain module and subsystem-level products, testing, engineering and administrative offices	174,000 sq. ft.
Camas, WA	Wafer fabrication	105,000 sq. ft.
(1)For further information concerning our held for sale assets at the Hillview wafer fabrication facility in Milpitas, CA, see Note 2e, Property, Plant and Equipment, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
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

ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth (i) the name, age and position of each of our executive officers as of December 3, 2021 and (ii) the business experience of each person named in the table during at least the past five years. There is no family relationship among any of our executive officers.

Executive Officer	Age	Position(s)	Business Experience
Vincent Roche	61	President and Chief Executive Officer	President and Chief Executive Officer since May 2013; President since November 2012; Vice President, Strategic Segments Group and Global Sales from October 2009 to November 2012; Vice President, Worldwide Sales from March 2001 to October 2009; Vice President and General Manager, Silicon Valley Business Units and Computer & Networking from 1999 to March 2001; Product Line Director from 1995 to 1999; and Product Marketing Manager from 1988 to 1995.
Prashanth Mahendra-Rajah	51	Senior Vice President, Finance and Chief Financial Officer	Senior Vice President, Finance and Chief Financial Officer since September 2017; Chief Financial Officer of WABCO Holdings Inc., a supplier of commercial vehicle technologies, from June 2014 to September 2017; Corporate Vice President and Segment CFO of the Silicon Systems Group of Applied Materials Inc., a provider of manufacturing equipment, services and software to the global semiconductor industry, from April 2012 to June 2014.
Martin Cotter	56	Senior Vice President, Industrial & Multi-Markets	Senior Vice President, Industrial & Multi-Markets since September 2021; Senior Vice President, Industrial, Consumer & Multi-Markets from January 2021 to September 2021; Senior Vice President, Worldwide Sales and Digital Marketing from September 2016 to January 2021; Vice President Internet of Things (IoT), Healthcare, and Consumer Business Units, from November 2015 to September 2016; Vice President, Healthcare and Consumer Business Groups from November 2014 to November 2015; and VP, Communications Infrastructure Business Unit from October 2012 to November 2014.
Gregory Henderson	53	Senior Vice President, Automotive, Communications and Aerospace	Senior Vice President, Automotive, Communications and Aerospace since June 2017; Vice President, RF and Microwave Business Unit from July 2014 to June 2017; Vice President of the RF and Microwave Business Unit of Hittite Microwave Corporation, a maker of chips and related components, from October 2013 to July 2014; and Director Product Management of Harris Corporation, a defense contractor and technology provider of communications, electronic, and space and intelligence systems, from 2011 to October 2013.
Anelise Sacks	43	Senior Vice President and Chief Customer Officer	Senior Vice President and Chief Customer Officer since March 2021; Vice President and General Manager, DLP Products from December 2017 to December 2020 and General Manager, Power Interface from December 2016 to December 2017 at Texas Instruments, Inc., a global semiconductor company.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Global Select Market under the symbol ADI. The number of holders of record of our common stock at November 26, 2021 was 2,492. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 29, 2021, the last reported sales price of our common stock on The Nasdaq Global Select Market was $173.49 per share.
On November 22, 2021, our Board of Directors declared a cash dividend of $0.69 per outstanding share of common stock. The dividend will be paid on December 14, 2021 to all shareholders of record at the close of business on December 3, 2021 and is expected to total approximately $362.5 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The table below summarizes the activity related to stock repurchases for the three months ended October 30, 2021. We have an ongoing authorization, originally approved by our Board of Directors in 2004, and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. In March 2020, we temporarily suspended our share repurchase program as a result of the global macroeconomic environment. That suspension continued through the fourth quarter of fiscal 2020 given the planned acquisition of Maxim Integrated Products, Inc. We reinstated the common stock repurchase program effective November 2020. In September 2021, we entered into Accelerated Share Repurchase agreements to repurchase $2.5 billion of our common stock. These agreements were partially settled in September 2021 and we expect the remaining 20% of shares, or $500.0 million, to settle in the first half of the fiscal year ending October 29, 2022 (fiscal 2022). As of October 30, 2021, the Company had repurchased a total of approximately 171.6 million shares of its common stock for approximately $8.8 billion under our share repurchase program, excluding the $500.0 million noted above. An additional $7.4 billion remains available for repurchase of shares under the current authorized program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4)
August 1, 2021 through August 28, 2021	285,504	$168.68	282,172	$1,395,596,501
August 29, 2021 through September 25, 2021	12,484,097	$163.35	12,307,715	$7,386,077,264
September 26, 2021 through October 30, 2021	48,223	$176.12	—	$7,386,077,264
Total	12,817,824	$163.52	12,589,887	$7,386,077,264
_______________________________________
(1)Includes 227,937 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
(2)The average price paid for shares in connection with vesting of restricted stock units/awards are averages of the closing stock price at the vesting date which is used to calculate the number of shares to be withheld.
(3)Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004. On August 25, 2021, the Board of Directors approved an increase to the current authorization for the stock repurchase program by an additional $8.5 billion to $16.7 billion in the aggregate. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
(4)Includes a $500.0 million advance payment for the remaining 20% of shares to be delivered in the first half of 2022 under our Accelerated Share Repurchase agreement discussed above.

Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since October 29, 2016 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on October 29, 2016 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
The following discussion includes a comparison of our Results of Operations and Liquidity and Capital Resources for the fiscal years ended October 30, 2021 (fiscal 2021), the fiscal year ended October 31, 2020 (fiscal 2020) and the fiscal year ended November 2, 2019 (fiscal 2019). Our fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2021, fiscal 2020 and fiscal 2019 were 52-week fiscal periods.
Impact of COVID-19 on our Business
The pandemic caused by the novel strain of the coronavirus (COVID-19) and the numerous measures implemented by government authorities in response, have impacted and likely will continue to impact our workforce and operations, the operations of our customers and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States, the Philippines, Ireland, Malaysia, Thailand, China and India. Each of these countries has been affected by the pandemic and taken measures to try to contain it, resulting in disruptions at some of our manufacturing operations and facilities.
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
Acquisition of Maxim Integrated Products, Inc.
On August 26, 2021 (Acquisition Date), we completed the acquisition of Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. Pursuant to the Agreement and Plan of Merger, dated as of July 12, 2020 (the Merger Agreement), Maxim stockholders received, for each outstanding share of Maxim common stock, 0.6300 of a share of the Company’s common stock as of the Acquisition Date, for total consideration of approximately $28.0 billion of our common stock. The acquisition of Maxim is referred to as the Acquisition. The consolidated financial statements included in this Annual Report on Form 10-K include the financial results of Maxim prospectively from the Acquisition Date. See Note 6, Acquisitions, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information.
Results of Operations
A discussion of changes in our results of operations from fiscal 2019 to fiscal 2020 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for fiscal 2020 filed with the Securities and Exchange Commission on November 24, 2020.

Overview

	Fiscal Year			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Revenue	$7,318,286	$5,603,056	$5,991,065	$1,715,230	31%	$(388,009)	(6)%
Gross margin %	61.8%	65.9%	67.0%
Net income	$1,390,422	$1,220,761	$1,363,011	$169,661	14%	$(142,250)	(10)%
Net income as a % of revenue	19.0%	21.8%	22.8%
Diluted EPS	$3.46	$3.28	$3.65	$0.18	5%	$(0.37)	(10)%
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

	Fiscal 2021			Fiscal 2020			Fiscal 2019
	Revenue	% of Total Product Revenue (1)	Y/Y%	Revenue	% of Total Product Revenue (1)	Y/Y%	Revenue	% of Total Product Revenue (1)
Industrial	$4,011,485	55%	34%	$2,998,259	54%	(1)%	$3,014,890	50%
Automotive	1,248,635	17%	60%	778,297	14%	(16)%	929,671	16%
Communications	1,198,461	16%	1%	1,191,169	21%	(8)%	1,294,233	22%
Consumer	859,705	12%	35%	635,331	11%	(16)%	752,271	13%
Total Revenue	$7,318,286	100%	31%	$5,603,056	100%	(6)%	$5,991,065	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
Revenue increased across all end markets in fiscal 2021 as compared to fiscal 2020 primarily as a result of higher broad-based demand for our products sold into the Automotive, Consumer and Industrial end markets. Revenue in the Communications end market was also slightly higher in fiscal 2021 compared to fiscal 2020 as the timing of infrastructure deployment cycles in certain regions offset higher demand. Incremental revenue as a result of the Acquisition also contributed to higher revenue in each end market in fiscal 2021, as compared to fiscal 2020.
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

	Fiscal 2021		Fiscal 2020		Fiscal 2019
	Revenue	% of Total Product Revenue (1)	Revenue	% of Total Product Revenue (1)	Revenue	% of Total Product Revenue (1)
Distributors	$4,589,944	63%	$3,216,302	57%	$3,409,161	57%
Direct customers	2,600,353	36%	2,300,493	41%	2,506,065	42%
Other	127,989	2%	86,261	2%	75,839	1%
Total Revenue	$7,318,286	100%	$5,603,056	100%	$5,991,065	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
The percentage of total revenue sold via each channel can fluctuate from time to time based on end customer demand. In fiscal 2021, higher demand within our Automotive and Industrial end markets resulted in increased revenue through our distributor channel.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the geographic location of the distributors or OEMs who purchased the Company's products, for fiscal 2021, fiscal 2020 and fiscal 2019 was as follows:

				Change
	Fiscal Year			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change (1)	$ Change	% Change (1)
United States	$2,389,439	$1,887,443	$2,020,886	$501,996	27%	$(133,443)	(7)%
Rest of North and South America	42,830	41,250	55,059	1,580	4%	(13,809)	(25)%
Europe	1,592,989	1,245,695	1,374,673	347,294	28%	(128,978)	(9)%
Japan	787,966	521,720	657,632	266,246	51%	(135,912)	(21)%
China	1,614,396	1,348,011	1,316,275	266,385	20%	31,736	2%
Rest of Asia	890,666	558,937	566,540	331,729	59%	(7,603)	(1)%
Total Revenue	$7,318,286	$5,603,056	$5,991,065	$1,715,230	31%	$(388,009)	(6)%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
In all periods presented, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, and the Netherlands; and the predominant countries comprising “Rest of Asia” are Taiwan, Malaysia, South Korea and Singapore.
Total revenue increased in fiscal 2021 as compared to fiscal 2020 due to broad-based, global demand in the semiconductor industry as well as the incremental impact of revenue from the Acquisition. We saw increases across all end markets in territories, with the exception of sales into the Communication end market in China, which was impacted by infrastructure deployment cycles as noted above.

Gross Margin

				Change
	Fiscal Year			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Gross margin	$4,525,012	$3,690,478	$4,013,750	$834,534	23%	$(323,272)	(8)%
Gross margin %	61.8%	65.9%	67.0%
Gross margin percentage in fiscal 2021 decreased by 410 basis points compared to fiscal 2020, primarily as a result of recording additional costs related to the Acquisition, including $331.1 million and $155.4 million of cost of goods sold related to the fair value adjustments recorded to inventory and amortization expense of intangible assets, respectively. These increases in cost of sales as a result of the Acquisition were partially offset by the favorable impact of higher utilization of our factories due to increased customer demand.
Research and Development (R&D)

				Change
	Fiscal Year			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
R&D expenses	$1,296,126	$1,050,519	$1,130,348	$245,607	23%	$(79,829)	(7)%
R&D expenses as a % of revenue	18%	19%	19%
R&D expenses increased in fiscal 2021 as compared to fiscal 2020 primarily as a result of higher R&D employee-related variable compensation expense, incremental R&D expenses incurred as a result of the Acquisition and higher salary and benefit expenses.
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
Selling, Marketing, General and Administrative (SMG&A)

				Change
	Fiscal Year			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
SMG&A expenses	$915,418	$659,923	$648,094	$255,495	39%	$11,829	2%
SMG&A expenses as a % of revenue	13%	12%	11%
SMG&A expenses increased in fiscal 2021 as compared to fiscal 2020, primarily as a result of higher costs due to acquisition-related transaction costs, incremental SMG&A expenses incurred as a result of the Acquisition and higher variable compensation expense and salary and benefit expenses.
Amortization of Intangibles

				Change
	Fiscal Year			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Amortization expenses	$536,811	$429,455	$429,041	$107,356	25%	$414	—%
Amortization expenses as a % of revenue	7%	8%	7%
Amortization expenses increased in fiscal 2021 as compared to fiscal 2020, primarily as a result of $105.8 million of amortization expense of intangible assets recorded as part of the Acquisition.

Special Charges, Net
We monitor global macroeconomic conditions on an ongoing basis and continue to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, we have undertaken various restructuring actions over the past several years.
Closure of Manufacturing Facilities: We recorded special charges as a result of our decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations and one-time termination benefits for the impacted employees and other exit costs. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits. In addition, as a result of management's plan to close certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation (Linear), the Company sold its facility in Singapore and ceased production at its Hillview manufacturing facility in Milpitas, California during fiscal 2021.
Repositioning Actions: In fiscal 2020, we recorded special charges of $49.4 million as a result of organizational initiatives to better align its global workforce with its long-term strategic plan. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations and the write-off of acquired intellectual property due to the Company's decision to discontinue certain product development strategies.
Other: The other special charges of $83.4 million recognized during fiscal 2021 include severance and benefit costs as well as charges recorded from acceleration of equity awards in connection with the termination of a limited number of employees as part of the integration of the Acquisition.
Operating Income

				Change
	Fiscal Year			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Operating income	$1,692,201	$1,498,244	$1,710,608	$193,957	13%	$(212,364)	(12)%
Operating income as a % of revenue	23.1%	26.7%	28.6%
The increase in operating income in fiscal 2021 as compared to fiscal 2020 was primarily the result of a $834.5 million increase in gross margin, partially offset by a $255.5 million increase in SMG&A expenses, a $245.6 million increase in R&D expenses, a $107.4 million increase in amortization expenses and a $32.1 million increase in special charges, net as more fully described above under the headings Gross Margin, Selling, Marketing, General and Administrative (SMG&A), Research and Development (R&D), Amortization of Intangibles and Special Charges, Net.
Nonoperating (Income) Expense

				Change
	Fiscal Year			2021 over 2020	2020 over 2019
	2021	2020	2019	$ Change	$ Change
Total Nonoperating expense	$363,487	$186,627	$224,880	$176,860	$(38,253)
The year-over-year increase in nonoperating expense in fiscal 2021 as compared to fiscal 2020 was primarily the result of a loss on the extinguishment of debt related to debt transactions in the fourth quarter of fiscal 2021, partially offset by gains recorded on other investments and a decrease in interest expense related to our debt obligations in the period.
(Benefit From) Provision for Income Taxes

				Change
	Fiscal Year			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
(Benefit from) provision for income taxes	$(61,708)	$90,856	$122,717	$(152,564)	(168)%	$(31,861)	(26)%
Effective income tax rate	(4.6)%	6.9%	8.3%
Our effective tax rates for fiscal 2021 and fiscal 2020 were below the U.S. statutory rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our provision for income taxes was impacted by incremental profit related to the Acquisition. Additionally, in fiscal 2021, we recorded a net deferred tax benefit of $188.8 million from deferred tax assets related to an intra-entity transfer of intangible assets. For fiscal 2021 and fiscal 2020, our pretax income was primarily generated in Ireland at a tax rate of 12.5%.
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
Net Income

				Change
	Fiscal Year			2021 over 2020		2020 over 2019
	2021	2020	2019	$ Change	% Change	$ Change	% Change
Net income	$1,390,422	$1,220,761	$1,363,011	$169,661	14%	$(142,250)	(10)%
Net income, as a % of revenue	19.0%	21.8%	22.8%
Diluted EPS	$3.46	$3.28	$3.65	$0.18	5%	$(0.37)	(10)%
The increase in net income in fiscal 2021 as compared to fiscal 2020 was a result of a $194.0 million increase in operating income and a $152.6 million decrease in provision for income taxes resulting in a net income tax benefit, partially offset by a $176.9 million increase in nonoperating expense, as more fully described above under the headings Operating Income, (Benefit From) Provision for Income Taxes and Nonoperating (Income) Expense.

Liquidity and Capital Resources
At October 30, 2021, our principal source of liquidity was $1,978.0 million of cash and cash equivalents, of which approximately $876.6 million was held in the United States and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Fiscal Year
	2021	2020	2019
Net cash provided by operating activities	$2,735,069	$2,008,487	$2,253,100
Net cash provided by operating activities as a % of revenue	37%	36%	38%
Net cash provided by (used for) investing activities	$2,143,525	$(180,523)	$(293,186)
Net cash used for financing activities	$(3,959,664)	$(1,420,608)	$(2,126,794)
A discussion of changes in our liquidity and capital resources from fiscal 2019 to fiscal 2020 has been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for fiscal 2020 filed with the Securities and Exchange Commission on November 24, 2020. The following changes contributed to the net change in cash and cash equivalents from fiscal 2020 to fiscal 2021.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operating activities during fiscal 2021 as compared to fiscal 2020 was primarily a result of higher net income and an increase from changes in working capital. Net income in fiscal 2021 also included larger non-cash expenses from the Acquisition that were not included in fiscal 2020.

Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and proceeds from or purchases of investments. The increase in cash provided by (used for) investing activities during fiscal 2021 as compared to fiscal 2020 was primarily the result of cash received from the Acquisition, partially offset by an increase in cash used for capital expenditures.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The increase in cash used for financing activities during fiscal 2021 as compared to fiscal 2020 was primarily the result of an increase in common stock repurchases in connection with our accelerated share repurchase program and higher dividend payments, partially offset by a net increase in debt in fiscal 2021 as we terminated some debt and raised additional proceeds from debt compared to the net decrease in debt in 2020.
Working Capital

	Fiscal Year
	2021	2020	$ Change	% Change
Accounts receivable, net	$1,459,056	$737,536	$721,520	98%
Days sales outstanding (1)	55	45
Inventory	$1,200,610	$608,260	$592,350	97%
Days cost of sales in inventory (1)	118	116
_______________________________________
(1)We use the average of the current year and prior year ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively. Cost of sales amounts used in the calculation of days cost of sales in inventory for fiscal 2021 include Acquisition accounting adjustments related to the sale of acquired inventory written up to fair value, amortization of developed technology intangible assets acquired and depreciation related to the write-up of fixed assets to fair value. The calculations above include the financial results of Maxim prospectively from the Acquisition Date.
The increase in accounts receivable for fiscal 2021 compared to fiscal 2020 was primarily the result of the Acquisition as well as normal variations in the timing of collections and billings.
Inventory in dollars increased in fiscal 2021 as compared to fiscal 2020, primarily as a result of the Acquisition as well as our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand. During the fourth quarter of fiscal 2021, the inventory values on the Consolidated Balance Sheet were also impacted by additional costs related to the Acquisition and the requirement to account for acquired inventory at fair-value.
Current liabilities increased to $2,770.3 million at October 30, 2021 from $1,365.0 million recorded at the end of fiscal 2020. The increase was primarily due to the Acquisition, including $516.7 million of Maxim debt obligations classified as current and $584.9 million of accrued liabilities.
Revolving Credit Facility
Our Third Amended and Restated Revolving Credit Agreement, dated as of June 23, 2021, with Bank of America N.A. as administrative agent and the other banks identified therein as lenders (Revolving Credit Agreement) amended and restated our Second Amended and Restated Credit Agreement dated as of June 28, 2019 and provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions). In March 2020, we borrowed $350.0 million under this revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. We repaid the $350.0 million plus interest in April 2020. In September 2021, we borrowed $400.0 million under this revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. We repaid the $400.0 million plus interest in October 2021.
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of October 30, 2021, we were in compliance with these covenants. See Note 13, Revolving Credit Facility, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our revolving credit facility.

Debt
As of October 30, 2021, we had $6.8 billion of carrying value outstanding on our debt. On November 4, 2021, we redeemed Maxim's 3.375% Senior Notes due 2023 in the aggregate principal amount of $500.0 million. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees and other adjustments on these instruments. The indentures governing certain of our debt instruments contain covenants that may limit our ability to: incur, create, assume or guarantee any debt or borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of October 30, 2021, we were compliant with these covenants. See Note 14, Debt, and Note 15, Subsequent Events, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.
Stock Repurchase Program
In September 2021, we entered into accelerated share repurchase agreements (ASR) with third party financial institutions to repurchase $2.5 billion of our common stock. We paid $2.5 billion and received an initial delivery of 12.3 million shares of common stock, which represented approximately 80% of the notional amount of the ASR. The final settlement of the transaction under the ASR is expected to occur in the first half of fiscal 2022.
Our common stock repurchase program has been in place since August 2004. Since inception, our Board of Directors has authorized us to repurchase $16.7 billion of our common stock under the program, which includes the $8.5 billion authorization approved by the Board of Directors on August 25, 2021. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program.
As of October 30, 2021, $7.4 billion remained available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $343.7 million in fiscal 2021 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2022 to be between 6% and 8% of revenue, which is above our historical levels primarily due to our plans to expand internal manufacturing capacity. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Analog Devices Foundation
During the first quarter of fiscal 2020, we contributed 335,654 shares of our common stock to the Analog Devices Foundation. As of the date of the contribution, the shares had a fair value of approximately $40.0 million. This expense was recorded in SMG&A in the Consolidated Statement of Income.
Dividends
On November 22, 2021, our Board of Directors declared a cash dividend of $0.69 per outstanding share of common stock. The dividend will be paid on December 14, 2021 to all shareholders of record at the close of business on December 3, 2021 and is expected to total approximately $362.5 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
The table below summarizes our material contractual obligations in specified periods as of October 30, 2021:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual obligations:
Debt obligations (1)	$6,776,865	$500,000	$500,000	$400,000	$5,376,865
Interest payments associated with debt obligations	2,460,541	171,718	340,784	320,139	1,627,900
Transition tax (2)	793,176	137,106	320,315	335,755	—
Operating leases (3)	393,002	61,855	103,418	84,059	143,670
Inventory-related purchase commitments (4)	291,200	52,800	91,733	63,333	83,334
Total	$10,714,784	$923,479	$1,356,250	$1,203,286	$7,231,769
_______________________________________
(1)Debt obligations are assumed to be held to maturity.
(2)Tax obligation relates to the one-time tax on deemed repatriated earnings under the Tax Cuts and Jobs Act of 2017 enacted in fiscal 2018. See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further discussion. This amount includes transition tax payable attributable to the Acquisition of $266.1 million.
(3)Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.
(4)In connection with the Acquisition, we acquired a supplier commitment for the purchase of materials and supplies in advance or with minimum purchase quantities.
As of October 30, 2021, our total liabilities associated with uncertain tax positions was $170.5 million, which are included in non-current income taxes payable in our Consolidated Balance Sheets contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we have not included these uncertain tax positions in the above contractual obligations table.
The expected timing of payments and the amounts of the obligations discussed above are estimated based on current information available as of October 30, 2021.
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
Revenue Recognition
Recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration that we expect to receive in exchange for those products or services. We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of our shipping terms permit us to recognize revenue at point of shipment or delivery. Certain shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, we defer the revenue recognized until title has passed. Shipping costs are charged to selling, marketing, general and administrative expense as incurred. Sales taxes are excluded from revenue.
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
Goodwill
Goodwill is subject to impairment tests annually or more frequently if events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable, utilizing either the qualitative or quantitative method. We test goodwill for impairment at the reporting unit level, which we determined is consistent with our identified operating segments, on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if we believe indicators of impairment exist or we reorganize our operating segments or reporting units.
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
During fiscal 2021 and fiscal 2020, we elected to use the quantitative method of assessing goodwill for all of our reporting units. In all periods presented, we concluded the reporting units' fair values exceeded their carrying amounts as of the assessment dates and no risk of impairment existed.

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
We account for uncertain tax positions by first determining if it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities prior to recording any benefit in the financial statements. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. For those tax positions where it is more likely than not that a tax position will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We classify interest and penalties related to uncertain tax positions within the (benefit from) provision for income taxes line of the Consolidated Statements of Income. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in known facts or circumstances, changes in tax law, effectively settled issues under audit, and new guidance on legislative interpretations. A change in these factors could result in the recognition of an increase or decrease to our income tax provision, which could materially impact our consolidated financial position and results of operations.
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

Stock-Based Compensation
Stock-based compensation expense associated with stock options and related awards is recognized in the Consolidated Statements of Income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options and market-based restricted stock units. We calculate the grant-date fair values of stock options using the Black-Scholes valuation model. The grant-date fair value of restricted stock units with a service condition and restricted stock units with both service and performance conditions are calculated using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting. For restricted stock units with both service and performance conditions, this grant-date fair value is also impacted by the number of units that are expected to vest during the performance period and is adjusted through the related stock-based compensation expense at each reporting period based on the probability of achievement of that performance condition. If we determine that an award is unlikely to vest, any previously recorded stock-based compensation expense is reversed in the period of that determination. The grant date fair value of restricted stock units or performance-based stock options with both service and market conditions are calculated using the Monte Carlo simulation model to estimate the probability of satisfying the performance condition stipulated in the award grant, including the possibility that the market condition may not be satisfied.
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
Based on the $500.0 million of our floating rate debt outstanding as of October 30, 2021, our annual interest expense would change by approximately $5.0 million for each 100 basis point increase in interest rates.
In certain instances, we utilize interest rate derivatives to manage interest rate exposure on both outstanding debt as well as future issuances. As of October 30, 2021, we had no outstanding interest rate derivative instruments. As of October 31, 2020, for each 100 basis point decrease in the ten-year U.S. Treasury rate, the fair value of our outstanding derivative instruments would have changed by approximately $102.0 million.
Based on our marketable securities outstanding as of October 30, 2021 and October 31, 2020, our annual interest income would change by approximately $19.7 million and $10.6 million, respectively, for each 100 basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of October 30, 2021 and October 31, 2020, a hypothetical 100 basis point increase in interest rates across all maturities would not materially impact the fair market value of the portfolio in either period. If significant, such losses would only be realized if we sold the investments prior to maturity.
As of October 30, 2021, we had $6.8 billion in principal amount of senior unsecured notes outstanding, with a fair value of $7.1 billion. The fair value of our notes is subject to interest rate risk, market risk, and other factors. Generally, the fair value of our notes will increase as interest rates fall and decrease as interest rates rise. The fair values of our notes as of October 30, 2021 and October 31, 2020, assuming a hypothetical 100 basis point increase in market interest rates, are as follows:

	October 30, 2021			October 31, 2020
(thousands)	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points
2021 Notes, due December 2021	$—	$—	$—	$400,000	$408,565	$404,170
2023 Notes, due March 2023	500,000	520,236	513,273	—	—	—
Maxim 2023 Notes, due June 2023	—	—	—	500,000	526,855	513,874
2023 Notes, due December 2023	—	—	—	550,000	590,177	572,965
2024 Notes, due October 2024	500,000	500,482	486,201	—	—	—
2025 Notes, due April 2025	400,000	423,265	409,725	400,000	434,919	417,225
2025 Notes, due December 2025	—	—	—	850,000	969,033	924,695
2026 Notes, due December 2026	900,000	986,243	941,160	900,000	1,017,505	962,821
Maxim 2027 Notes, due June 2027	500,000	542,942	515,866	—	—	—
2028 Notes, due October 2028	750,000	743,109	696,554	—	—	—
2031 Notes, due October 2031	1,000,000	996,702	912,196	—	—	—
2036 Notes, due December 2036	144,278	176,960	158,110	250,000	298,153	265,210
2041 Notes, due October 2041	750,000	758,246	652,754	—	—	—
2045 Notes, due December 2045	332,587	469,592	404,287	400,000	538,788	463,425
2051 Notes, due October 2051	1,000,000	1,029,830	848,513	—	—	—

Foreign Currency Exposure
As more fully described in Note 2i, Derivative and Hedging Agreements, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to foreign currency exposures existing at October 30, 2021 and October 31, 2020, a 10% unfavorable movement in foreign currency exchange rates over the course of the year would result in approximately $39.5 million of losses and $18.5 million of losses, respectively, in changes in earnings or cash flows.
The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of October 30, 2021, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that a 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of October 30, 2021 and October 31, 2020:

	October 30, 2021	October 31, 2020
Fair value of forward exchange contracts	$(8,085)	$5,427
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$26,673	$21,859
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(41,034)	$(20,276)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. (the Company) as of October 30, 2021 and October 31, 2020, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 30, 2021 and October 31, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 3, 2021 expressed an unqualified opinion thereon.

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

Revenue Recognition – Measuring Variable Consideration
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company's sales contracts provide certain distributors with credits for price protection and rights of return, which results in variable consideration. During 2021, sales to distributors were $4.6 billion net of expected price protection discounts and rights of return for which the liability balance as of October 30, 2021 was $664.2 million.

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

How We Addressed the Matter in Our Audit	We obtained an understanding over the Company's process to calculate the variable consideration. With the exception of the portion of the balance that related to Maxim Integrated Products, Inc., we also evaluated the design and tested the operating effectiveness of the relevant controls. For example, we tested controls over the appropriateness of assumptions management used as well as controls over the completeness and accuracy of the data underlying estimates of expected price protection discounts and returns.

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

Accounting for Acquisitions – Valuation of Identified Intangibles
Description of the Matter
During 2021, the Company completed its acquisition of Maxim Integrated Products, Inc. (Maxim) for total consideration of $27.9 billion, as disclosed in Note 6 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Maxim was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identifiable intangible assets of $12.4 billion, which principally consisted of developed technology and customer relationships. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used discounted cash flow models to measure the developed technology and customer relationship intangible assets. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., annual revenue growth rates, developed technology obsolescence rates and customer attrition rates). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's accounting for acquisitions process. For example, we tested controls over the appropriateness of the valuation model, assumptions management used as well as controls over the completeness and accuracy of the data underlying the valuation of the developed technology and customer relationship intangible assets.

To test the estimated fair value of the developed technology and customer relationship intangible assets, our audit procedures included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data supporting the significant assumptions and estimates used by the Company in the valuation. We tested significant assumptions through a combination of procedures, as applicable for each assumption, including comparing them to current and forecasted industry and economic trends, as well as to the historical results of the acquired business and other guideline companies within the same industry. With the assistance of our valuation specialists, we evaluated the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1967.

Boston, Massachusetts
December 3, 2021

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended October 30, 2021, October 31, 2020 and November 2, 2019

(thousands, except per share amounts)	2021	2020	2019
Revenue
Revenue	$7,318,286	$5,603,056	$5,991,065
Costs and Expenses
Cost of sales	2,793,274	1,912,578	1,977,315
Gross margin	4,525,012	3,690,478	4,013,750
Operating expenses:
Research and development	1,296,126	1,050,519	1,130,348
Selling, marketing, general and administrative	915,418	659,923	648,094
Amortization of intangibles	536,811	429,455	429,041
Special charges, net	84,456	52,337	95,659
	2,832,811	2,192,234	2,303,142
Operating income:	1,692,201	1,498,244	1,710,608
Nonoperating expense (income):
Interest expense	184,825	193,305	229,075
Loss on extinguishment of debt	215,150	—	—
Interest income	(1,220)	(4,305)	(10,229)
Other, net	(35,268)	(2,373)	6,034
	363,487	186,627	224,880
Earnings
Income before income taxes	1,328,714	1,311,617	1,485,728
(Benefit from) provision for income taxes	(61,708)	90,856	122,717
Net income	$1,390,422	$1,220,761	$1,363,011

Shares used to compute earnings per common share — basic	397,462	368,633	369,133
Shares used to compute earnings per common share — diluted	401,288	371,973	372,871

Basic earnings per common share	$3.50	$3.31	$3.68
Diluted earnings per common share	$3.46	$3.28	$3.65

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended October 30, 2021, October 31, 2020 and November 2, 2019

(thousands)	2021	2020	2019
Net income	$1,390,422	$1,220,761	$1,363,011
Foreign currency translation adjustment	1,057	3,224	(1,365)
Change in fair value of available-for-sale securities	—	—	10
Change in unrecognized gains/losses on derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of tax of $14,217 in 2021, $17,468 in 2020 and $29,401 in 2019)	41,817	(51,437)	(111,327)
Adjustment for realized gain/loss reclassified into earnings (net of tax of $189 in 2021, $158 in 2020 and $1,518 in 2019)	7,099	(839)	7,667
Total change in derivative instruments designated as cash flow hedges, net of tax	48,916	(52,276)	(103,660)
Changes in accumulated other comprehensive loss — pension plans:
Change in actuarial loss/gain (net of tax of $637 in 2021, $5,167 in 2020 and $5,734 in 2019)	12,923	(10,231)	(24,344)
Other comprehensive income (loss)	62,896	(59,283)	(129,359)
Comprehensive income	$1,453,318	$1,161,478	$1,233,652

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
October 30, 2021 and October 31, 2020

(thousands, except per share amounts)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$1,977,964	$1,055,860
Accounts receivable less allowances of $2,658 ($4,350 in 2020)	1,459,056	737,536
Inventories	1,200,610	608,260
Prepaid expenses and other current assets	740,687	116,032
Total current assets	5,378,317	2,517,688
Property, Plant and Equipment, at Cost
Land and buildings	1,392,364	974,604
Machinery and equipment	3,210,879	2,667,846
Office equipment	164,431	85,291
Leasehold improvements	167,623	157,915
	4,935,297	3,885,656
Less accumulated depreciation and amortization	2,956,246	2,765,095
Net property, plant and equipment	1,979,051	1,120,561
Other Assets
Other investments	127,856	86,729
Goodwill	26,918,470	12,278,425
Intangible assets, net	15,267,170	3,650,280
Deferred tax assets	2,267,269	1,503,064
Other assets	383,938	311,856
Total other assets	44,964,703	17,830,354
	$52,322,071	$21,468,603
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$443,434	$227,273
Income taxes payable	332,685	182,080
Debt, current	516,663	—
Accrued liabilities	1,477,530	955,633
Total current liabilities	2,770,312	1,364,986
Non-current Liabilities
Long-term debt	6,253,212	5,145,102
Deferred income taxes	3,938,830	1,919,595
Income taxes payable	811,337	591,780
Other non-current liabilities	555,838	449,195
Total non-current liabilities	11,559,217	8,105,672
Commitments and contingencies (Note 10)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 525,330,672 shares outstanding (369,484,899 on October 31, 2020)	87,554	61,582
Capital in excess of par value	30,574,237	4,949,586
Retained earnings	7,517,316	7,236,238
Accumulated other comprehensive loss	(186,565)	(249,461)
Total shareholders’ equity	37,992,542	11,997,945
	$52,322,071	$21,468,603

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended October 30, 2021, October 31, 2020 and November 2, 2019

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, NOVEMBER 3, 2018 (1)	370,160	$61,694	$5,282,222	$5,982,697	$(58,440)
Effect of Accounting Standards Update 2016-16				331,026
Net Income — 2019				1,363,011
Dividends declared and paid - $2.10 per share				(777,481)
Issuance of stock under stock plans and other	4,271	712	115,811
Stock-based compensation expense			150,300
Other comprehensive loss					(129,359)
Common stock repurchased	(6,129)	(1,021)	(611,984)
BALANCE, NOVEMBER 2, 2019	368,302	61,385	4,936,349	6,899,253	(187,799)
Effect of Accounting Standards Update 2018-02				2,379	(2,379)
Net Income — 2020				1,220,761
Dividends declared and paid - $2.40 per share				(886,155)
Issuance of stock under stock plans and other	3,110	518	67,885
Issuance of stock as charitable contribution	336	56	39,944
Stock-based compensation expense			149,518
Other comprehensive loss					(59,283)
Common stock repurchased	(2,263)	(377)	(244,110)
BALANCE, OCTOBER 31, 2020	369,485	61,582	4,949,586	7,236,238	(249,461)
Net Income — 2021				1,390,422
Dividends declared and paid - $2.69 per share				(1,109,344)
Issuance of stock under stock plans and other	2,738	355	62,750
Issuance of stock in connection with the Acquisition	169,233	28,204	27,725,957
Stock-based compensation expense			243,611
Replacement share-based awards issued in connection with the Acquisition			194,890
Other comprehensive income					62,896
Common stock repurchased	(16,125)	(2,587)	(2,602,557)
BALANCE, OCTOBER 30, 2021	525,331	$87,554	$30,574,237	$7,517,316	$(186,565)
_______________________________________
(1)Balances have been restated to reflect the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). See Note 2a, Principles of Consolidation, of the Notes to Consolidated Financial Statements.

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 30, 2021, October 31, 2020 and November 2, 2019

(thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$1,390,422	$1,220,761	$1,363,011
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	231,275	233,775	240,677
Amortization of intangibles	843,359	577,148	570,574
Cost of goods sold for inventory acquired	331,083	—	—
Stock-based compensation expense	243,611	149,518	150,300
Gain on sale of property, plant and equipment	(13,557)	—	—
Non-cash contribution to charitable foundation	—	40,000	—
Loss on extinguishment of debt	215,150	—	—
Non-cash portion of special charges	2,538	—	14,167
Other	(15,524)	5,418	40,907
Deferred income taxes	(406,922)	(113,948)	(91,253)
Change in operating assets and liabilities:
Accounts receivable	(114,504)	(101,626)	5,890
Inventories	(65,114)	1,760	(42,771)
Prepaid expenses and other current assets	(53,326)	(3,666)	(11,797)
Deferred compensation plan investments	(17,639)	(3,853)	(7,301)
Prepaid income tax	(5,791)	—	—
Accounts payable and accrued liabilities	208,444	103,104	(6,371)
Deferred compensation plan liability	17,638	3,853	7,308
Income taxes payable, current	(6,797)	29,441	74,993
Other liabilities	(49,277)	(133,198)	(55,234)
Total adjustments	1,344,647	787,726	890,089
Net cash provided by operating activities	2,735,069	2,008,487	2,253,100

Cash flows from investing:
Proceeds from other investments	30,125	—	—
Additions to property, plant and equipment, net	(343,676)	(165,692)	(275,372)
Cash received from acquisition of Maxim, net of cash paid	2,450,550	—	—
Proceeds from sale of property, plant and equipment	35,714	—	—
Payments for acquisitions, net of cash acquired	(24,950)	(14,196)	(11,170)
Change in other assets	(4,238)	(635)	(6,644)
Net cash provided by (used for) investing activities	2,143,525	(180,523)	(293,186)

Cash flows from financing activities:
Proceeds from debt	3,939,640	395,646	1,250,000
Early termination of debt	(3,591,982)	—	(1,250,000)
Debt repayments	—	(750,000)	(850,000)
Payments on revolver	(400,000)	(350,000)	(75,000)
Proceeds from revolver	400,000	350,000	75,000
Payment on derivative instruments	(153,161)	—	—
Prepayment for stock repurchases	(500,000)	—	—
Dividend payments to shareholders	(1,109,344)	(886,155)	(777,481)
Repurchase of common stock	(2,605,144)	(244,487)	(613,005)
Proceeds from employee stock plans	63,105	68,403	116,523
Other financing activities	(2,778)	(4,015)	(2,831)
Net cash used for financing activities	(3,959,664)	(1,420,608)	(2,126,794)
Effect of exchange rate changes on cash	3,174	182	(1,389)
Net increase (decrease) in cash and cash equivalents	922,104	407,538	(168,269)
Cash and cash equivalents at beginning of year	1,055,860	648,322	816,591
Cash and cash equivalents at end of year	$1,977,964	$1,055,860	$648,322

See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 30, 2021, October 31, 2020 and November 2, 2019
(all tabular amounts in thousands except per share amounts)

1.Description of Business
Analog Devices, Inc. (Analog Devices or the Company) is a leading global high-performance semiconductor company dedicated to solving its customers' most complex engineering challenges. Since its inception in 1965, the Company has played a critical role at the intersection of the physical and digital world by providing the building blocks to sense, measure, interpret, connect and power. The Company designs, manufactures, tests and markets a broad portfolio of solutions, including integrated circuits (ICs), software and subsystems that leverage high-performance analog, mixed-signal and digital signal processing technologies. The Company's comprehensive product portfolio, deep domain expertise and advanced manufacturing capabilities extend across high-performance precision and high-speed mixed-signal, power management and processing technologies – including data converters, amplifiers, power management, radio frequency ICs, edge processors and other sensors. The Company's focus is largely on the business-to-business end markets of Industrial, Automotive and Communications and related applications, as well as Consumer applications, with the goal of driving sustainable and profitable growth over the long term.

2. Summary of Significant Accounting Policies
a.Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the presentation for the fiscal year ended October 30, 2021 (fiscal 2021). Such reclassified amounts are immaterial.
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2021, fiscal 2020 and fiscal 2019 were 52-week fiscal periods.
On August 26, 2021 (Acquisition Date), the Company completed the acquisition of Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. Pursuant to the Agreement and Plan of Merger, dated as of July 12, 2020 (the Merger Agreement), Maxim stockholders received, for each outstanding share of Maxim common stock, 0.6300 of a share of the Company’s common stock as of the Acquisition Date for total consideration of approximately $28.0 billion of the Company's common stock. The acquisition of Maxim is referred to as the Acquisition. The consolidated financial statements included in this Annual Report on Form 10-K include the financial results of Maxim prospectively from the Acquisition Date. See Note 6, Acquisitions, of the Notes to Consolidated Financial Statements for additional information.
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
The impact on the Company's previously reported Consolidated Statement of Shareholders' Equity line item is as follows:

	November 3, 2018
	As Reported	Impact of Adoption of ASU 2014-09	As Adjusted
Retained earnings	$5,703,064	$279,633	$5,982,697
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
The components of the Company’s cash and cash equivalents as of October 30, 2021 and October 31, 2020 were as follows:

	2021	2020
Cash	$1,314,967	$239,607
Available-for-sale securities	662,997	816,253
Total cash and cash equivalents	$1,977,964	$1,055,860
See Note 2j, Fair Value, of the Notes to Consolidated Financial Statements for additional information on the Company’s cash equivalents.
c.Supplemental Cash Flow Statement Information

	2021	2020	2019
Cash paid during the fiscal year for:
Income taxes	$388,115	$237,691	$205,762
Interest	$197,841	$185,854	$216,143
Noncash issuance of common stock for the Acquisition	$27,754,161	$—	$—
Fair value of partially vested equity replacement awards issued for the Acquisition	$194,890	$—	$—
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
Inventories at October 30, 2021 and October 31, 2020 were as follows:

	2021	2020
Raw materials	$71,639	$33,806
Work in process	858,627	443,690
Finished goods	270,344	130,764
Total inventories	$1,200,610	$608,260

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
During fiscal 2021, the Company ceased production at its Hillview wafer fabrication facility located in Milpitas, California and determined that this facility met the held for sale criteria specified in ASC 360. As of October 30, 2021, Prepaid expenses and other current assets includes the following assets held for sale recorded at the fair value of the asset group, less costs to sell:

Land and buildings	$40,070
Less accumulated depreciation and amortization	(13,634)
Net property, plant and equipment reclassified to Prepaid expenses and other current assets	$26,436
f.Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable, utilizing either the qualitative or quantitative method. The Company tests goodwill for impairment at the reporting unit level, which the Company has determined is consistent with its identified operating segments, on an annual basis on the first day of the fourth quarter (on or about August 1) or more frequently if indicators of impairment exist or the Company reorganizes its operating segments or reporting units.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
During fiscal 2021 and fiscal 2020, the Company elected to use the quantitative method of assessing goodwill for all of its reporting units. In all periods presented, management concluded the reporting units' fair values exceeded their carrying amounts as of the assessment dates and no risk of impairment existed.
The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of the fiscal year ending October 29, 2022 (fiscal 2022) unless indicators arise that would require the Company to reevaluate at an earlier date.
The following table presents the changes in goodwill during fiscal 2021 and fiscal 2020:

	2021	2020
Balance at beginning of year	$12,278,425	$12,256,880
Acquisition of Maxim (Note 6)	14,645,076	—
Goodwill related to other acquisitions (1)	—	17,839
Foreign currency translation adjustment and other adjustments	(5,031)	3,706
Balance at end of year	$26,918,470	$12,278,425
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of October 30, 2021 and October 31, 2020, the Company’s intangible assets consisted of the following:

	October 30, 2021		October 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$10,336,477	$2,191,729	$4,700,454	$1,703,299
Technology-based	7,559,503	819,204	1,136,742	518,328
Trade-name	72,200	47,803	72,200	37,489
Backlog	361,200	32,746	—	—
Assembled workforce	1,800	750	—	—
IPR&D	28,222	—	—	—
Total (1) (2)	$18,359,402	$3,092,232	$5,909,396	$2,259,116
_______________________________________
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation.
(2) Increases in intangible assets primarily related to the Acquisition. See Note 6, Acquisitions, of the Notes to the Consolidated Financial Statements for further information.
Amortization expense related to intangible assets was $843.4 million, $577.1 million and $570.6 million in fiscal 2021, 2020 and 2019, respectively, and is recorded in Cost of sales and Amortization of intangibles on the Consolidated Statements of Income. The remaining amortization expense will be recognized over the remaining weighted average life of approximately 4.9 years.
The Company expects annual amortization expense for intangible assets as follows:

Fiscal Year	Amortization Expense
2022	$2,013,977
2023	$1,956,113
2024	$1,730,733
2025	$1,569,470
2026	$1,519,949

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
i.Derivative Instruments and Hedging Agreements
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the British Pound, Philippine Peso, Thai Baht, South Korean Won and the Japanese Yen. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are matched with the underlying exposures at inception and designated and documented as cash flow hedges. They are qualitatively evaluated for effectiveness on a quarterly basis. The gain or loss on the derivatives are reported as a component

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of AOCI in shareholders’ equity and reclassified into earnings in the same line item on the Consolidated Statements of Income as the impact of the hedged transaction in the same period during which the hedged transaction affects earnings.
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges as of October 30, 2021 and October 31, 2020 was $343.6 million and $202.7 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Consolidated Balance Sheets as of October 30, 2021 and October 31, 2020 were as follows:

		Fair Value At
	Balance Sheet Location	October 30, 2021	October 31, 2020
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$—	$5,550
Forward foreign currency exchange contracts	Accrued liabilities	$7,113	$—
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of October 30, 2021 and October 31, 2020, the total notional amount of these undesignated hedges was $120.0 million and $62.7 million, respectively.
The Company estimates that $10.0 million, net of tax, of settlements of forward foreign currency derivative instruments included in OCI will be reclassified into earnings within the next 12 months.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Consolidated Balance Sheets on a net basis. As of October 30, 2021 and October 31, 2020, none of the netting arrangements involved collateral.
The following table presents the gross amounts of the Company's forward foreign currency exchange contracts and the net amounts recorded in the Company's Consolidated Balance Sheets as of October 30, 2021 and October 31, 2020:

	October 30, 2021	October 31, 2020
Gross amount of recognized assets	$319	$6,114
Gross amounts of recognized liabilities offset in the Consolidated Balance Sheets	(8,404)	(687)
Net (liabilities) assets presented in the Consolidated Balance Sheets	$(8,085)	$5,427
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk.  The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of the changes in interest rates. During fiscal 2019, the Company entered into an interest rate swap agreement which locked in the interest rate for up to $1 billion in future debt issuances. The interest rate swap was designated and qualified as a cash flow hedge. During fiscal 2021, the Company issued $1 billion of 2.100% Senior Notes due October 2031, and the swap was cash terminated in the amount of $153.2 million. The accumulated loss recorded in AOCI will be reclassified to interest expense on a straight-line basis over the 10-year term of such Senior Notes.
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of October 30, 2021 and October 31, 2020, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
The Company records the fair value of its derivative financial instruments in its Consolidated Financial Statements in other current assets, other assets, accrued liabilities and other non-current liabilities, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of October 30, 2021 and October 31, 2020. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of October 30, 2021 and October 31, 2020, the Company held $1,315.0 million and $239.6 million, respectively, of cash and held-to-maturity investments that were excluded from the tables below.

	October 30, 2021
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$662,997	$—	$662,997
Other assets:
Deferred compensation investments	71,301	—	71,301
Total assets measured at fair value	$734,298	$—	$734,298
Liabilities
Forward foreign currency exchange contracts (1)	$—	$8,085	$8,085
Total liabilities measured at fair value	$—	$8,085	$8,085
(1) The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, of the Notes to Consolidated Financial Statements for more information related to the

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company's master netting arrangements.

	October 31, 2020
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$816,253	$—	$816,253
Other assets:
Forward foreign currency exchange contracts (1)		5,427	5,427
Deferred compensation investments	52,956	—	52,956
Total assets measured at fair value	$869,209	$5,427	$874,636
Liabilities
Interest rate derivatives	$—	$214,586	$214,586
Total liabilities measured at fair value	$—	$214,586	$214,586
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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Held for sale assets — The Company has classified the assets held for sale at fair value, which is determined based on the use of appraisals and input from market participants, and as such, is considered a Level 3 fair value measurement. See Note 2e, Property, Plant and Equipment, of the Notes to Consolidated Financial Statements for further discussion related to held for sale assets.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 30, 2021		October 31, 2020
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
3-Year term loan, due March 2022	—	$—	925,000	$925,000
2021 Notes, due December 2021	—	—	400,000	408,565
Maxim 2023 Notes, due March 2023	500,000	520,236	—	—
2023 Notes, due June 2023	—	—	500,000	526,855
2023 Notes, due December 2023	—	—	550,000	590,177
2024 Notes, due October 2024	500,000	500,482	—	—
2025 Notes, due April 2025	400,000	423,265	400,000	434,919
2025 Notes, due December 2025	—	—	850,000	969,033
2026 Notes, due December 2026	900,000	986,243	900,000	1,017,505
Maxim 2027 Notes, due June 2027	500,000	542,942	—	—
2028 Notes, due October 2028	750,000	743,109	—	—
2031 Notes, due October 2031	1,000,000	996,702	—	—
2036 Notes, due December 2036	144,278	176,960	250,000	298,153
2041 Notes, due October 2041	750,000	758,246	—	—
2045 Notes, due December 2045	332,587	469,592	400,000	538,788
2051 Notes, due October 2051	1,000,000	1,029,830	—	—
Total Debt	$6,776,865	$7,147,607	$5,175,000	$5,708,995
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
The Company's largest customer, which is a distributor rather than an end customer, accounted for approximately 26%, 29%, and 30% of net revenues in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The Company's next largest customer, which is also a distributor, accounted for approximately 11% and 10% of net revenues in fiscal 2021 and fiscal 2019, respectively. This next largest customer accounted for less than 10% of net revenues in fiscal 2020. No other customer accounted for greater than 10% of revenue in any period presented.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
m.Concentration of Other Risks
The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. Additionally, a large portion of the Company’s purchases of external wafer and foundry services are from a limited number of suppliers, such as Taiwan Semiconductor Manufacturing Company (TSMC) and others. If these suppliers or any of the Company’s other key suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components, on the time schedule and of the quality that the Company requires, the Company may be forced to engage additional or replacement suppliers, which could result in significant expenses and disruptions or delays in manufacturing, product development and shipment of product to the Company’s customers. Given the current demand environment in the semiconductor industry, the Company expects to face a constrained supply environment in the near term. Management is working to balance these constraints as it shifts the Company's global resources and adds capacity where appropriate.
n.Revenue Recognition
Recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company recognizes revenue when all of the following criteria are met: (1) the Company has entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of the Company's shipping terms permit the Company to recognize revenue at point of shipment or delivery. Certain shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, the Company defers the revenue recognized until title has passed. Shipping costs are charged to selling, marketing, general and administrative expense as incurred. Sales taxes are excluded from revenue.
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
Performance Obligations: Substantially all of the Company’s contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit products. Such sales represent a single performance obligation because the sale is one type of good or includes multiple goods that are neither capable of being distinct nor separable from the other promises in the contract. This performance obligation is satisfied when control of the product is transferred to the customer, which occurs upon shipment or delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2021, fiscal 2020 and fiscal 2019 were not material.
Transaction Price: The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. Such consideration primarily includes credits issued to the distributor due to price protection and sales made to distributors under agreements that allow certain rights of return, referred to as stock rotation. Price protection represents price discounts granted to certain distributors to allow the distributor to earn an appropriate

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
margin on sales negotiated with certain customers and in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Stock rotation allows distributors limited levels of returns in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. A liability for distributor credits covering variable consideration is made based on the Company's estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions the Company has made based on its historical estimates. For fiscal 2021 and fiscal 2020, sales to distributors were approximately $4.6 billion and $3.2 billion, respectively, net of variable consideration for which the liability balances as of October 30, 2021 and October 31, 2020 were $664.2 million and $229.8 million, respectively, and were recorded in Accrued liabilities on the Consolidated Balance Sheets.
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
o.Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income (AOCI) includes certain transactions that have generally been reported in the Consolidated Statement of Shareholders’ Equity. The changes in components of AOCI at October 30, 2021 and October 31, 2020 consisted of the following:

	Foreign currency translation adjustment	Unrealized holding gains/losses on derivatives	Pension plans	Total
October 31, 2020	$(26,852)	$(172,670)	$(49,939)	$(249,461)
Other comprehensive income before reclassifications	1,057	56,034	9,307	66,398
Amounts reclassified out of other comprehensive loss	—	7,288	2,979	10,267
Tax	—	(14,406)	637	(13,769)
Other comprehensive income	1,057	48,916	12,923	62,896
October 30, 2021	$(25,795)	$(123,754)	$(37,016)	$(186,565)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amounts reclassified out of AOCI into the Consolidated Statements of Income, with presentation location during each period were as follows:

Comprehensive Income Component	2021	2020	Location
Changes in unrealized holding gains/losses on derivatives
Currency forwards	$(2,682)	$(2,522)	Cost of sales
	(1,622)	(127)	Research and development
	(958)	112	Selling, marketing, general and administrative
Interest rate derivatives	12,550	1,856	Interest expense
	7,288	(681)	Total before tax
	(189)	(158)	Tax
Effect of Accounting Standards Update 2018-02	—	(2,379)	Retained earnings
	$7,099	$(3,218)	Net of tax

Amortization of pension components included in the computation of net periodic benefit cost
Actuarial losses	2,979	2,617	(1)
	339	651	Tax
	$3,318	$3,268	Net of tax

Total amounts reclassified out of AOCI, net of tax	$10,417	$50
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
The Company accounts for uncertain tax positions by first determining if it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities prior to recording any benefit in the Consolidated Financial Statements. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. For those tax positions where it is more likely than not that a tax position will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Management classifies interest and penalties related to uncertain tax positions within the (benefit from) provision for income taxes line of the Consolidated Statements of Income. Management reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in known facts or circumstances, changes in tax law, effectively settled issues under audit, and new guidance on legislative interpretations. A change in these factors could result in the recognition of an increase or decrease to the Company's income tax provision which could materially impact its consolidated financial position and results of operations.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The following table sets forth the computation of basic and diluted earnings per share:

	2021	2020	2019
Net income	$1,390,422	$1,220,761	$1,363,011
Less: income allocated to participating securities (1)	—	—	3,229
Net income allocated to common shareholders	$1,390,422	$1,220,761	$1,359,782

Basic shares:
Weighted-average shares outstanding	397,462	368,633	369,133
Earnings per common share basic	$3.50	$3.31	$3.68

Diluted shares:
Weighted-average shares outstanding	397,462	368,633	369,133
Assumed exercise of common stock equivalents	3,826	3,340	3,738
Weighted-average common and common equivalent shares	401,288	371,973	372,871
Earnings per common share diluted	$3.46	$3.28	$3.65
Anti-dilutive shares related to:
Outstanding stock options	424	460	826
_______________________________________
(1)For fiscal 2021 and fiscal 2020, the amount is not material.
r.Stock-Based Compensation
Stock-based compensation is measured at the grant date based on the grant-date fair value of the awards ultimately expected to vest and is recognized as an expense on a straight-line basis over the vesting period, which is generally four years for stock options and restricted stock units, or in annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of grant. Restricted stock units with service and performance or market conditions generally vest in one installment on the third anniversary of the date of grant. For grants issued prior to fiscal 2018, the vesting period was generally five years for stock options, or in annual installments of 20% on each of the first, second, third, fourth and fifth

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
anniversaries of the date of grant and in one installment on the third anniversary of the date of grant for restricted stock units/awards. The maximum contractual term of all stock options is ten years.
Determining the amount of stock-based compensation expense to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of awards. These estimates may be based on different valuation models depending upon the type of award and may include assumptions, such as expected volatility, expected term, risk-free interest rate, expected dividend yield, forfeiture rate and others. The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards. The grant-date fair value of restricted stock units with a service condition and restricted stock units with both service and performance conditions are calculated using the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting. For restricted stock units with both service and performance conditions, this grant-date fair value is also impacted by the number of units that are expected to vest during the performance period and is adjusted through the related stock-based compensation expense at each reporting period based on the probability of achievement of that performance condition. If the Company determines that an award is unlikely to vest, any previously recorded stock-based compensation expense is reversed in the period of that determination. The grant date fair value of restricted stock units or performance-based stock options with both service and market conditions is calculated using the Monte Carlo simulation model to estimate the probability of satisfying the performance condition stipulated in the award grant, including the possibility that the market condition may not be satisfied.
See Note 3, Stock-Based Compensation and Shareholders' Equity, of the Notes to Consolidated Financial Statements for additional information relating to stock-based compensation.
s.New Accounting Pronouncements
Standards Implemented During Current Fiscal Year
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
The Company is exposed to credit losses through sales of its products and certain financial instruments. The Company determines if there is an expected loss on its accounts receivables using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. The Company adopted these standards effective November 1, 2020 using the modified retrospective approach, which did not have a material impact on the Company's financial position and results of operations. See Note 8, Fair Value, of the Notes to Consolidated Financial Statements for more information related to how the Company assesses credit losses on its available-for-sale debt securities.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2018-14 is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The Company adopted ASU 2018-14 in the first quarter of fiscal 2021. Upon adoption, ASU 2018-14 did not have a material impact on the Company's financial position and results of operations.
Standards to Be Implemented
Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. The Company does not expect ASU 2020-04 to have a material impact on the Company's financial position and results of operations.
Acquired Contract Assets and Contract Liabilities
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 is effective for the Company in the first quarter of fiscal 2024. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company is currently evaluating the adoption date of ASU 2021-08 and the impact, if any, adoption will have on its financial position and results of operations.
3. Stock-Based Compensation and Shareholders’ Equity
Equity Compensation Plans
The Company grants, or has granted, stock options and other stock and stock-based awards under the Company's 2020 Equity Incentive Plan (2020 Plan), which was approved by shareholders in March 2020. The 2020 Plan provides for the grant of up to 21.2 million shares of the Company’s common stock, which includes shares under the Company’s previous equity compensation plans, including the Amended and Restated 2006 Stock Incentive Plan, the Linear Technology Corporation Amended and Restated 2005 Equity Incentive Plan and the Amended and Restated 2010 Equity Incentive Plan. The 2020 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2020 Plan. No award may be made under the 2020 Plan after March 11, 2030, but awards previously granted may extend beyond that date. The Company does not intend to grant further equity awards under any previous legacy Analog Devices' and Linear Technology Corporation's equity compensation plans. In connection with the Acquisition, the Company assumed the Maxim 1996 Stock Incentive Plan (1996 Plan) and may grant stock options and other stock and stock-based awards under the 1996 Plan. As of October 30, 2021, a total of 18.2 million common shares were available for future grant under the 2020 Plan and 9.0 million common shares were available for future grant under the 1996 Plan.
Maxim Replacement Awards
In connection with the Acquisition, the Company issued equity awards, consisting of restricted stock awards and restricted stock units (replacement awards), to certain Maxim employees in replacement of Maxim equity awards. The replacement awards consist of restricted stock and restricted stock unit awards for approximately 3.7 million shares of the Company's common stock with a weighted average grant date fair value of $161.63. The terms and intrinsic value of these replacement awards are substantially the same as the converted Maxim awards. The fair value of the replacement awards associated with services rendered through the Acquisition Date was recognized as a component of the total acquisition consideration, and the remaining fair value of the replacement awards associated with post-Acquisition services will be recognized as an expense on a straight-line basis over the remaining vesting period.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Modification of Awards
The Company has, from time to time, modified the terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in fiscal 2021, fiscal 2020 and fiscal 2019 did not result in significant incremental compensation costs, either individually or in the aggregate.
Grant-Date Fair Value of Stock Options
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted in fiscal 2021, fiscal 2020 and fiscal 2019 is as follows:

	2021	2020	2019
Options granted (in thousands)	644	359	454
Weighted-average exercise price	$145.04	$94.41	$107.11
Weighted-average grant-date fair value	$33.35	$18.81	$23.29
Assumptions:
Weighted-average expected volatility	35.3%	29.5%	26.4%
Weighted-average expected term (in years)	5.0	5.0	5.0
Weighted-average risk-free interest rate	0.8%	0.7%	2.4%
Weighted-average expected dividend yield	1.9%	2.6%	2.0%
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
Expected dividend yield — Expected dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant. Until such time as the Company’s Board of Directors declares a cash dividend for an amount that is different from the current quarter’s cash dividend, the current dividend will be used in deriving this assumption. Cash dividends are not paid on options, restricted stock, replacement awards or restricted stock units. In connection with the acquisition of Linear, the Company granted restricted stock awards to replace outstanding restricted stock awards of Linear employees. These restricted stock awards specific to legacy Linear awards entitle recipients to voting and nonforfeitable dividend rights from the date of grant.
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 5.0% to all unvested stock-based awards as of October 30, 2021. This analysis will be re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Total stock-based compensation expense recognized is as follows:

	2021	2020	2019
Cost of sales	$22,028	$17,684	$20,628
Research and development	86,820	73,366	75,305
Selling, marketing, general and administrative	80,099	56,838	51,829
Special charges	54,664	1,630	2,538
Total stock-based compensation expense	$243,611	$149,518	$150,300
As of October 30, 2021 and October 31, 2020, the Company capitalized $8.7 million and $5.8 million, respectively, of stock-based compensation in inventory.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of October 30, 2021 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at October 31, 2020	4,192	$70.73
Options granted	644	$145.04
Options exercised	(1,003)	$62.86
Options forfeited	(81)	$91.39
Options expired	(6)	$40.69
Options outstanding at October 30, 2021	3,746	$85.22	5.5	$330,652
Options exercisable at October 30, 2021	2,391	$66.44	4.1	$255,955
Options vested or expected to vest at October 30, 2021 (1)	3,661	$84.23	5.5	$326,809
_______________________________________
(1)In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2021, fiscal 2020 and fiscal 2019 was $93.2 million, $76.3 million and $132.3 million, respectively.
A summary of the Company’s restricted stock unit and award activity as of October 30, 2021 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 31, 2020	3,637	$91.54
Units/Awards granted	4,826	$157.56
Restrictions lapsed	(2,212)	$111.95
Forfeited	(327)	$113.25
Restricted stock units/awards outstanding at October 30, 2021	5,924	$132.59
As of October 30, 2021, there was $560.6 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options, restricted stock awards and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of awards that vested during fiscal 2021, fiscal 2020 and fiscal 2019 was approximately $207.0 million, $174.1 million and $150.6 million, respectively.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Common Stock Repurchases
In September 2021, the Company entered into accelerated share repurchase agreements (ASR) with third party financial institutions to repurchase $2.5 billion of the Company's common stock. The Company paid $2.5 billion and received an initial delivery of 12.3 million shares of common stock, which represented approximately 80% of the notional amount of the ASR. The Company recorded the remaining 20%, or $500.0 million, within Prepaid expenses and other current assets on the Consolidated Balance Sheet. The average price paid for all of the shares delivered under the ASR through October 30, 2021 was $163.27 per share. The final settlement of the transaction under the ASR is expected to occur in the first half of fiscal 2022.
The Company’s share repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $16.7 billion of the Company’s common stock under the program, which includes the $8.5 billion authorization approved by the Board of Directors on August 25, 2021. The Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of October 30, 2021, the Company had repurchased a total of approximately 171.6 million shares of its common stock for approximately $8.8 billion under this program, excluding the $500.0 million within Prepaid expenses and other current assets noted above. $7.4 billion remains available for repurchase of shares under the current authorized program in addition to the $500.0 million advance payment under the ASR. The repurchased shares are held as authorized but unissued shares of common stock. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Company.
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

4.     Industry, Segment and Geographic Information
The Company operates and tracks its results in one reportable segment based on the aggregation of its operating segments. The Company designs, develops, manufactures and markets a broad range of integrated circuits (ICs). The Chief Executive Officer has been identified as the Company's Chief Operating Decision Maker. The Company has determined that all of the Company's operating segments share the following similar economic characteristics, and therefore meet the criteria established for operating segments to be aggregated into one reportable segment, namely:
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2021		2020		2019
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Industrial	$4,011,485	55%	$2,998,259	54%	$3,014,890	50%
Automotive	1,248,635	17%	778,297	14%	929,671	16%
Communications	1,198,461	16%	1,191,169	21%	1,294,233	22%
Consumer	859,705	12%	635,331	11%	752,271	13%
Total revenue	$7,318,286	100%	$5,603,056	100%	$5,991,065	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
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

	2021		2020		2019
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Distributors	$4,589,944	63%	$3,216,302	57%	$3,409,161	57%
Direct customers	2,600,353	36%	2,300,493	41%	2,506,065	42%
Other	127,989	2%	86,261	2%	75,839	1%
Total revenue	$7,318,286	100%	$5,603,056	100%	$5,991,065	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Information
Geographic revenue information for fiscal 2021, fiscal 2020 and fiscal 2019 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers. In all periods presented, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, and the Netherlands; and the predominant countries comprising “Rest of Asia” are Taiwan, Malaysia, South Korea and Singapore.

	2021	2020	2019
Revenue
United States	$2,389,439	$1,887,443	$2,020,886
Rest of North and South America	42,830	41,250	55,059
Europe	1,592,989	1,245,695	1,374,673
Japan	787,966	521,720	657,632
China	1,614,396	1,348,011	1,316,275
Rest of Asia	890,666	558,937	566,540
Subtotal all foreign countries	4,928,847	3,715,613	3,970,179
Total revenue	$7,318,286	$5,603,056	$5,991,065
Property, plant and equipment
United States	$956,624	$579,755	$592,591
Ireland	206,353	169,968	184,791
Philippines	524,128	256,470	247,823
Thailand	126,040	—	—
Singapore (1)	—	18,518	88,385
Malaysia	84,971	53,616	56,292
All other countries	80,935	42,234	50,107
Subtotal all foreign countries	1,022,427	540,806	627,398
Total property, plant and equipment	$1,979,051	$1,120,561	$1,219,989
_______________________________________
(1)As further discussed in Note 5, Special Charges, of the Notes to Consolidated Financial Statements, the Company sold this facility in fiscal 2021.

5.    Special Charges, net
The Company monitors global macroeconomic conditions on an ongoing basis and continues to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various actions resulting in special charges over the past several years.
The following table summarizes activity included in special charges, net in the Company's Consolidated Statements of Income:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Closure of Manufacturing Facilities	Repositioning Action	Other	Special Charges, Net
Fiscal 2019
Employee severance and benefit costs	$7,556	$71,397	$—	$78,953
Employee equity acceleration charge	—	2,538	—	2,538
Impairment charges	—	14,168	—	14,168
Total special charges, net	$7,556	$88,103	$—	$95,659

Fiscal 2020
Employee severance and benefit costs	$—	$47,326	$—	$47,326
Employee equity acceleration charge	—	2,093	—	2,093
Facility closure costs	2,918	—	—	2,918
Total special charges, net	$2,918	$49,419	$—	$52,337

Fiscal 2021
Employee severance and benefit costs	$200	$—	$28,731	$28,931
Employee equity acceleration charge	—	—	54,664	54,664
Facility closure costs	11,880	—	—	11,880
Fair value write-down of assets held for sale	2,538	—	—	2,538
(Gain) on sale of facility	(13,557)	—	—	(13,557)
Total special charges, net	$1,061	$—	$83,395	$84,456
Liabilities related to special charges, net are presented in Accrued Liabilities in the Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Closure of Manufacturing Facilities	Repositioning Action	Other
Balance at November 3, 2018	$42,974	$—	$—
Employee severance and benefit costs	7,556	71,397	—
Severance and benefit payments	—	(12,487)	—
Effect of foreign currency on accrual	(129)	(15)	—
Balance at November 2, 2019	$50,401	$58,895	$—
Employee severance and benefit costs	—	47,326	—
Facility closure costs	2,918	—	—
Severance and benefit payments	(5,098)	(85,301)	—
Facility closure cost payments	(2,969)	—
Effect of foreign currency on accrual	(76)	(146)	—
Balance at October 31, 2020	$45,176	$20,774	$—
Employee severance and benefit costs	200	—	28,731
Facility closure costs	11,880	—	—
Severance and benefit payments	(19,602)	(13,551)	(15,053)
Facility closure cost payments	(11,880)	—	—
Effect of foreign currency on accrual	—	164	—
Balance at October 30, 2021	$25,774	$7,387	$13,678

Closure of Manufacturing Facilities
The Company recorded special charges of $55.9 million on a cumulative basis through October 30, 2021 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations and one-time termination benefits for the impacted employees and other exit costs. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits.
During fiscal 2021, the Company ceased production at its Hillview wafer fabrication facility located in Milpitas, California and determined that this facility met the held for sale criteria specified in ASC 360. See Note 2e, Property, Plant and Equipment for amounts reclassified.
During fiscal 2021, the Company completed the sale of its facility and certain equipment in Singapore, which were previously classified as held for sale, for approximately $35.7 million, which resulted in a gain of $13.6 million. Concurrent with the sale, the Company entered into a short-term lease agreement to leaseback a portion of the facility while it completes its transition of related operations to its facilities in Penang, Malaysia and the Philippines, as well as to its outsourced assembly and test partners, which is expected to be competed in the fiscal 2022.
Repositioning Actions
The Company recorded special charges of $137.5 million on a cumulative basis through October 30, 2021 as a result of organizational initiatives to better align its global workforce with its long-term strategic plan. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations, and the write-off of acquired intellectual property due to the Company's decision to discontinue certain product development strategies.
Other
The other special charges of $83.4 million recognized during fiscal 2021 included severance and benefit costs as well as charges recorded from acceleration of equity awards in connection with the termination of a limited number of employees as part of the integration of the Acquisition.
6.     Acquisitions
Maxim Integrated Products, Inc.
On the Acquisition Date, the Company completed its acquisition of all of the voting interests of Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies. Under the terms of the agreement pursuant to which the Company acquired Maxim (Merger Agreement), Maxim stockholders received, for each outstanding share of Maxim common stock, 0.6300 of a share of the Company's common stock at the closing. The Company believes the combination creates an expanded suite of top-performing mixed-signal and power management technology offerings and complements the Company's legacy offerings. The results of operations of Maxim from the Acquisition Date are included in the Company’s Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Cash Flows and Consolidated Statement of Shareholders’ Equity for fiscal 2021. The amount of revenue attributable to Maxim included in the Company's Consolidated Statement of Income for fiscal 2021 was $558.8 million. The amount of Maxim's earnings included in the Consolidated Statement of Income for fiscal 2021 is impracticable to calculate.
The Acquisition Date fair value of the consideration transferred in the Acquisition consisted of the following:

Cash consideration (a)	$47
Issuance of common stock (b)	27,754,161
Fair value of partially vested restricted stock and restricted stock unit replacement awards (c)	194,890
Total purchase consideration	$27,949,098
____________________
(a)This reflects the cash paid for fractional shares of the Company’s common stock in respect of shares of Maxim common stock outstanding.
(b)The fair value is based on the issuance of approximately 169.2 million shares of the Company's common stock with a per share value of $164.00 on the Acquisition Date.
(c)In connection with the Acquisition, the Company issued equity awards, consisting of restricted stock and restricted stock units, to certain Maxim employees in replacement of Maxim equity awards that were cancelled at closing. The replacement awards consist of restricted stock and restricted stock unit awards for approximately 3.7 million shares of the Company's common stock with a weighted average grant date fair value of $161.63. This amount represents the portion of the fair value of the replacement equity awards associated with services rendered through the Acquisition Date and has been included as a component of the total purchase consideration.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The preliminary fair values of assets acquired and liabilities assumed as of the Acquisition Date are set forth in the table below. The excess of the purchase consideration over the aggregate Acquisition Date value of identifiable net assets acquired was recorded as goodwill. Substantially all of the goodwill is not expected to be deductible for tax purposes. These preliminary Acquisition Date values were generally determined through established and generally accepted valuation techniques and are subject to change during the measurement period as valuations are finalized. As a result, the Acquisition accounting is not complete and additional information that existed at the Acquisition Date may become known to the Company during the remainder of the measurement period. As of the filing date of this Annual Report on Form 10-K, the Company is still in the process of valuing Maxim's assets, including inventory, fixed assets, intangible assets, and liabilities, including related income tax accounting.

Cash and cash equivalents	$2,450,597
Accounts receivable	609,245
Inventories	858,300
Prepaid expenses and other current assets	59,310
Property, plant and equipment	759,544
Intangible assets (Note 2f)	12,429,100
Goodwill (Note 2f)	14,645,076
Other long-term assets	80,373
Total assets	$31,891,545
Accounts payable	112,828
Income taxes payable	137,590
Accrued liabilities	590,855
Long-term debt	1,072,150
Deferred income taxes	1,665,356
Other non-current liabilities	363,668
Total liabilities	$3,942,447
Total purchase consideration	$27,949,098
The acquired intangible assets consisted of the following, which are being amortized on a straight-line basis over their estimated useful lives or on an accelerated method of amortization that is expected to reflect the estimated pattern of economic use.

	Fair Value (in thousands)	Weighted Average Useful Life (in Years)
Customer relationships	$5,642,100	14
Developed technology	6,425,800	8
Backlog	361,200	2
Total amortizable intangible assets	$12,429,100	10
The fair value of the intangible assets was determined through discounted cash flow models. The significant assumptions used to estimate the value of the intangible assets included annual revenue growth rates, developed technology obsolescence rates, customer attrition rates and discount rates.
The goodwill recognized is attributable to synergies which are expected to enhance and expand the Company’s overall product portfolio and opportunities in new and existing markets, future technologies that have yet to be determined and Maxim’s assembled workforce. Future technologies do not meet the criteria for recognition separately from goodwill because they are part of future development and growth of the business.
There were no significant contingencies assumed as part of the Acquisition.
The Company recognized $132.9 million of transaction-related costs, including legal, accounting and other related fees that were expensed in fiscal 2021 and fiscal 2020. These costs are included in the Consolidated Statements of Income in

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating expenses within Selling, marketing, general and administrative expenses (SMG&A). The Company may incur additional transaction-related costs in the future related to the Acquisition that will be expensed as incurred.
The following unaudited pro forma consolidated financial information for the twelve months ended October 30, 2021 combines the results of the Company for the year ended October 30, 2021 and the unaudited results of Maxim for the corresponding period through the Acquisition Date. The following unaudited pro forma consolidated financial information for the twelve months ended October 31, 2020 combines the results of the Company for fiscal 2020 and the unaudited results of Maxim for the corresponding period. The unaudited pro forma consolidated financial information assumes that the Acquisition, which closed on August 26, 2021, was completed on November 3, 2019 (the first day of fiscal 2020). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, fair value adjustments for acquired inventory, property, plant and equipment and long-term debt and compensation expense for ongoing share-based compensation arrangements that were replaced in conjunction with the Acquisition, together with the consequential tax effects. For fiscal 2020, non-recurring pro forma adjustments directly attributable to the Acquisition included pre-tax amounts of $602.5 million related to the acquisition accounting effect of inventories acquired and $54.2 million of accelerated stock-based compensation expense, together with the consequential tax effects. Additionally, $309.0 million of pre-tax transaction costs, together with the consequential tax effects, that were incurred related to the Acquisition are reflected in the pro forma results for fiscal 2020. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 3, 2019. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

	Pro Forma Twelve Months Ended (unaudited)
	October 30, 2021	October 31, 2020
Revenue	$9,580,488	$7,896,855
Net income (loss)	$1,578,274	$(144,198)
Basic net income (loss) per common share	$2.94	$(0.27)
Diluted net income (loss) per common share	$2.91	$(0.27)
Other Acquisitions
The Company has not provided pro forma results of operations for any other acquisitions completed in fiscal 2021, fiscal 2020 or fiscal 2019 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its Consolidated Statements of Income from the closing date of each acquisition.

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.    Accrued Liabilities
Accrued liabilities at October 30, 2021 and October 31, 2020 consisted of the following:

	2021	2020
Distributor price adjustments and other revenue reserves	$664,198	$257,343
Accrued compensation and benefits	381,678	203,675
Interest rate swap	—	214,586
Accrued professional fees	152,689	2,077
Accrued interest	29,361	56,083
Accrued special charges	46,839	65,950
Lease liabilities	52,576	39,923
Other	150,189	115,996
Total accrued liabilities	$1,477,530	$955,633

9.    Leases
The Company enters into operating leases which primarily relate to certain facilities. The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. Lease assets represent the Company's right to use underlying assets for the lease term, and lease liabilities represent the obligation to make lease payments over the lease term. At lease commencement, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. The Company has agreements with lease and non-lease components, which are accounted for as a single lease component. Non-lease components may include real estate taxes, insurance, maintenance, parking and other operating costs. If these costs are variable costs they are not included in the measurement of the right-of-use assets and lease liabilities, but are expensed when the event determining the amount of variable consideration to be paid occurs. The Company’s leases have remaining lease terms of less than one year to approximately twenty-four years, some of which may include options to extend the initial term of the lease. These options are included in determining the initial lease term at lease commencement only if the Company is reasonably certain to exercise the option. Lease costs are recognized on a straight-line basis as lease expense over the lease term. For leases with terms of twelve months or less the Company recognizes the related lease payments as expense either on a straight-line basis over the lease term or as incurred depending on whether the lease payments are fixed or variable.
The following table presents supplemental balance sheet information related to the Company's operating leases:

	October 30, 2021	October 31, 2020
Assets
Operating lease right-of-use assets in Other assets	$279,542	$256,625
Liabilities
Operating lease liabilities in Accrued liabilities	$52,576	$39,923
Operating lease liabilities in Other non-current liabilities	$295,782	$288,492

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Details of the Company's operating leases are as follows:

	October 30, 2021	October 31, 2020
Lease expense	$50,799	$45,892
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$53,724	$47,243
Lease assets obtained in exchange for new lease liabilities	$25,946	$54,392
Weighted average remaining lease term	7.9 years	9.2 years
Weighted average discount rate	2.9%	3.1%
The following table presents the maturities of the Company's operating lease liabilities as of October 30, 2021:

Fiscal year	Operating Leases
2022	$61,855
2023	53,964
2024	49,454
2025	44,055
2026	40,004
Thereafter	143,670
Total future minimum operating lease payments	393,002
Less: imputed interest	(44,644)
Present value of operating lease liabilities	$348,358

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
In connection with the Acquisition, the Company acquired a supplier commitment of approximately $291.2 million for the purchase of materials and supplies in advance or with minimum purchase quantities through 2031.

11.    Retirement Plans
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees.
Defined Contribution Plans
The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. For former Maxim employees, the Company contributes an amount equal to each participant's pre-tax contribution, if any, up to a maximum of 3% of each participant's eligible compensation and an additional 50% match for the next 2% of each participant's eligible compensation. The total expense related to the defined contribution plans for all eligible U.S. employees was $52.1 million in fiscal 2021, $48.7 million in fiscal 2020 and $47.7 million in fiscal 2019.

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
Defined Benefit Pension and Post Retirement Benefit Plans
The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension, contribution and other retirement plans for certain non-U.S. employees was $45.9 million in fiscal 2021, $37.6 million in fiscal 2020 and $35.8 million in fiscal 2019.
The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The Company has elected to measure defined benefit plan assets and obligations as of October 31, which is the month-end that is closest to its fiscal year-ends, which were October 30, 2021 for fiscal 2021 and October 31, 2020 for fiscal 2020.
As a result of the Acquisition, the Company acquired a postretirement plan that provides postretirement medical expenses to certain former employees of a Maxim acquired company and certain former Maxim executives in the U.S.
Components of Net Periodic Benefit Cost
Net annual periodic benefit cost of the Company’s pension and postretirement benefit plans for fiscal 2021, fiscal 2020 and fiscal 2019 is presented in the following table:

	2021	2020	2019
Service cost	$9,207	$8,587	$5,578
Interest cost	4,071	3,917	4,079
Expected return on plan assets	(3,759)	(5,296)	(5,279)
Amortization of prior service cost	—	—	3
Recognized actuarial loss	2,973	2,583	1,000
Subtotal	$12,492	$9,791	$5,381
Curtailment impact	—	(203)	—
Settlement impact	$(6)	$—	$—
Net periodic benefit cost	$12,486	$9,588	$5,381
The service cost component of net periodic benefit cost above is recorded in Cost of sales, Research and development, Selling, marketing, general and administrative expenses within the Consolidated Statements of Income, while the remaining components are recorded to Other, net.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s pension and postretirement benefit plans at October 30, 2021 and October 31, 2020 is presented in the following table:

	2021	2020
Change in Benefit Obligation
Benefit obligation at beginning of year	$186,735	$169,648
Service cost	9,207	8,587
Interest cost	4,071	3,917
Curtailment	—	(705)
Settlement	(885)	—
Acquisition of Maxim benefit obligation	49,807	—
Actuarial (gain) loss	(4,005)	2,916
Benefits paid	(3,983)	(2,661)
Exchange rate adjustment	1,646	5,033
Benefit obligation at end of year	$242,593	$186,735
Change in Plan Assets
Fair value of plan assets at beginning of year	$107,505	$99,939
Actual return on plan assets	10,637	1,366
Employer contributions	11,035	6,943
Settlements	(885)	—
Benefits paid	(3,983)	(2,661)
Acquisitions	1,728	—
Exchange rate adjustment	2,246	1,918
Fair value of plan assets at end of year	$128,283	$107,505
Reconciliation of Funded Status
Funded status	$(114,310)	$(79,230)
Amounts Recognized in the Balance Sheet
Non-current assets	$1,709	$—
Current liabilities	$(2,730)	$(973)
Non-current liabilities	(113,289)	(78,257)
Net amount recognized	$(114,310)	$(79,230)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2021	2020
Reconciliation of Amounts Recognized in the Statement of Financial Position
Prior service credit	(38)	(44)
Net loss	(43,662)	(55,942)
Accumulated other comprehensive loss	(43,700)	(55,986)
Accumulated contributions less than net periodic benefit cost	(70,610)	(23,244)
Net amount recognized	$(114,310)	$(79,230)
Changes Recognized in Other Comprehensive Income (Loss)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net gain/loss arising during the year	$(10,884)	$6,342
Effect of exchange rates on amounts included in AOCI	1,565	1,305
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net loss	(2,967)	(2,583)
Total recognized in other comprehensive gain/loss	$(12,286)	$5,064
Total recognized in net periodic cost and other comprehensive loss	$200	$14,652
Estimated amounts that will be amortized from AOCI over the next fiscal year
Net loss	$(2,413)	$(2,845)
The accumulated benefit obligation for the Company’s pension and postretirement benefit plans was $178.2 million and $155.5 million at October 30, 2021 and October 31, 2020, respectively.
Information relating to the Company’s pension and postretirement benefit plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at October 30, 2021 and October 31, 2020 is presented in the following table:

	2021	2020
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$161,803	$186,735
Fair value of plan assets	$45,784	$107,505
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$94,038	$141,982
Accumulated benefit obligation	$77,337	$132,517
Fair value of plan assets	$3,544	$69,250
Assumptions
The range of assumptions used for the Company’s pension and postretirement benefit plans reflects the different economic environments within the various countries as well as the differences in the attributes of the participants.
The projected benefit obligation was determined using the following weighted-average assumptions:

	2021	2020
Discount rate	2.77%	2.15%
Rate of increase in compensation levels	3.70%	3.19%
Net annual periodic benefit cost was determined using the following weighted average assumptions:

	2021	2020
Discount rate	2.15%	2.45%
Expected long-term return on plan assets	3.32%	5.22%
Rate of increase in compensation levels	3.19%	3.38%

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of October 30, 2021 and October 31, 2020 using the same three-level hierarchy described in Note 2j, Fair Value, of the Notes to Consolidated Financial Statements:

	October 30, 2021			October 31, 2020
	Fair Value Measurement at Reporting Date Using:			Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Unit trust funds(1)	$—	$5,874	$5,874	$—	$5,510	$5,510
Equities(1)	8,010	24,613	32,623	7,134	12,733	19,867
Fixed income securities(2)	—	29,957	29,957	—	24,636	24,636
Property (3)	—	5,431	5,431	—	8,034	8,034
Investment Funds (4)	—	52,380	52,380	—	21,960	21,960
Cash and cash equivalents	2,018	—	2,018	27,498	—	27,498
Total assets measured at fair value	$10,028	$118,255	$128,283	$34,632	$72,873	$107,505

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated future cash flows
Expected fiscal 2022 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2022	$12,108
Expected Benefit Payments
2023	$5,655
2024	$5,783
2025	$5,897
2026	$6,369
2027	$7,190
2028 through 2032	$48,160

12.    Income Taxes
The Company's effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where the Company's income is earned. The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense for fiscal 2021, fiscal 2020 and fiscal 2019 is as follows:

	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Income tax provision reconciliation:
Tax at statutory rate	$279,030	$275,439	$312,003
Net foreign income subject to lower tax rate	(227,470)	(225,937)	(242,893)
State income taxes, net of federal benefit	(28,052)	(23,537)	(31,265)
Valuation allowance	13,263	13,655	34,069
Federal research and development tax credits	(37,902)	(31,055)	(50,769)
Change in uncertain tax positions	(1,061)	(13,304)	7,233
Amortization of purchased intangibles	146,094	101,906	111,547
Acquisition and integration costs	11,367	1,714	—
Taxes attributable to the Tax Cuts and Jobs Act of 2017	—	—	(7,500)
U.S. effects of international operations	(24,624)	11,903	19,782
Windfalls (under ASU 2016-09)	(26,365)	(16,240)	(28,677)
Intra-entity transfer of intangible assets	(188,804)	—	—
Other, net	22,816	(3,688)	(813)
Total income tax (benefit) provision	$(61,708)	$90,856	$122,717
Income before income taxes for fiscal 2021, fiscal 2020 and fiscal 2019 includes the following components:

Income before income taxes (1)	2021	2020	2019
Domestic	$508,100	$355,442	$484,876
Foreign	820,614	956,175	1,000,852
Income before income taxes	$1,328,714	$1,311,617	$1,485,728
_______________________________________
(1)Income before income taxes reflects deemed intercompany royalties in all periods presented.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of the (benefit from) provision for income taxes for fiscal 2021, fiscal 2020 and fiscal 2019 are as follows:

	2021	2020	2019
Current:
Federal tax	$134,652	$64,876	$74,049
State	7,772	4,882	2
Foreign	202,790	135,046	139,919
Total current	$345,214	$204,804	$213,970
Deferred:
Federal	$515,541	$(159,229)	$(158,472)
State	(12,444)	(12,684)	(3,627)
Foreign	(910,019)	57,965	70,846
Total deferred	$(406,922)	$(113,948)	$(91,253)
(Benefit from) provision for income tax	$(61,708)	$90,856	$122,717
U.S. Tax Legislation subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI). Under U.S. GAAP, an accounting policy election can be made to either treat taxes due on the GILTI inclusion as a current period expense or to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years. The Company elected the deferral method and recorded the corresponding GILTI deferred tax assets and liabilities on its Consolidated Balance Sheets.
The Company carries other outside basis differences in its subsidiaries, primarily arising from acquisition accounting adjustments and certain undistributed earnings that are considered indefinitely reinvested. As of October 30, 2021, the Company has not recognized deferred income tax on $33.6 billion of outside basis differences because of its intent and ability to indefinitely reinvest these basis differences. These basis differences could be reversed through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events, none of which are considered probable at this time. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.
The Company adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (ASU 2016-16) in the first quarter of fiscal 2019 using the modified retrospective method with a cumulative-effect adjustment directly to retained earnings. The adoption of ASU 2016-16 resulted in a net cumulative-effect adjustment that resulted in an increase in retained earnings of $331.0 million, by recording new deferred tax assets from intra-entity transfers involving assets other than inventory, partially offset by a U.S. deferred tax liability related to GILTI. Adoption of the standard resulted in an increase in long-term deferred tax assets of $1.7 billion and an increase in long-term deferred tax liabilities of $1.3 billion.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The significant components of the Company’s deferred tax assets and liabilities for fiscal 2021 and fiscal 2020 are as follows:

	2021	2020
Deferred tax assets:
Inventory reserves	$—	$17,074
Reserves for compensation and benefits	64,274	54,428
Tax credit carryovers	295,345	163,507
Stock-based compensation	26,541	12,758
Net operating losses	62,876	8,546
Intra-entity transfer of intangible assets	2,002,041	1,479,944
Lease liability	60,954	55,250
Other	248,075	159,838
Total gross deferred tax assets	2,760,106	1,951,345
Valuation allowance	(315,434)	(154,130)
Total deferred tax assets	2,444,672	1,797,215
Deferred tax liabilities:
Inventory reserves	(18,570)	—
Depreciation	(91,846)	(7,409)
Deferred GILTI tax liabilities	(3,059,919)	(1,183,955)
Right of use asset	(53,686)	(51,055)
Acquisition-related intangible	(892,212)	(971,327)
Total gross deferred tax liabilities	(4,116,233)	(2,213,746)
Net deferred tax liabilities	$(1,671,561)	$(416,531)
The valuation allowances of $315.4 million and $154.1 million as of October 30, 2021 and October 31, 2020, respectively, are valuation allowances primarily for the Company’s foreign net operating loss and international credit carryforwards with additional amounts from the Acquisition for federal, state and international net operating losses and R&D credit carryforwards. The Company believes that it is more-likely-than-not that these credit carryovers will not be realized and as a result has recorded a partial valuation allowance.
The federal and state net operating losses of $137.5 million will begin to expire in fiscal 2022 while foreign net operating loss carryovers of $165.0 million have no expiration date. There are also $276.2 million of state credit carryovers and $14.2 million of foreign investment tax credit carryovers that begin to expire in the fiscal year ending November 1, 2025.
As of October 30, 2021 and October 31, 2020, the Company had gross unrealized tax benefits of $132.5 million and $21.3 million, respectively, which if settled in the Company's favor, would lower the Company's effective tax rate in the period recorded. Liabilities for uncertain tax benefits are classified as non-current because the Company believes that the ultimate payment or settlement of these liabilities may not occur within the next twelve months. As of October 30, 2021 and October 31, 2020, the Company had a liability of approximately $38.0 million and $3.4 million, respectively, for interest and penalties, which is included within the (benefit from) provision for taxes in the Consolidated Statements of Income.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2019 through fiscal 2021:

Unrealized Tax Benefits
Balance, November 3, 2018	$13,256
Additions for tax positions related to current year	3,398
Additions for tax positions related to prior years	18,613
Reductions due to lapse of applicable statute of limitations	(924)
Balance, November 2, 2019	$34,343
Additions for tax positions related to current year	3,270
Reductions for tax positions related to prior years	(16,152)
Reductions due to lapse of applicable statute of limitations	(170)
Balance, October 31, 2020	$21,291
Additions for tax positions related to current year	4,713
Additions for tax positions related to the Acquisition	91,179
Additions for tax positions related to prior years	19,790
Reductions due to lapse of applicable statute of limitations	(4,452)
Balance, October 30, 2021	$132,521
In fiscal 2019, the Company reflected an unrealized tax benefit related to a refund claim of $11.4 million on a recently filed amended tax return that was previously under review by the Joint Committee on Taxation.
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
In fiscal 2021, the Company acquired $125.5 million in reserves as part of the Acquisition consisting of $91.2 million in tax and $34.3 million in accrued interest. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of gross unrecognized tax benefits, including accrued interest and penalties, could decrease up to $125.9 million within the next twelve months due to the completion of federal tax audits, including any administrative appeals. The $125.9 million primarily relates to matters involving federal taxation of international income and cross-border transactions.
The Company has numerous audits ongoing at any time throughout the world including: an IRS income tax audit for fiscal 2019 and fiscal 2018, a pre-acquisition IRS income tax audit related to Maxim for Maxim's fiscal years ended June 27, 2015 through June 24, 2017, various U.S. state and local tax audits and international audits. The Company’s U.S. federal tax returns prior to fiscal 2018 are no longer subject to examination, except for the Maxim pre-Acquisition fiscal years 2015 to 2017 noted above.
During the fourth quarter of fiscal 2018, the Company’s Irish tax resident subsidiary received an assessment, excluding any penalties and interest, for the fiscal year ended November 2, 2013 (fiscal 2013) of approximately €43.0 million, or approximately $51.0 million (as of October 30, 2021), from the Irish Revenue Commissioners (Irish Revenue). The assessment claimed that the Company’s Irish entity failed to conform to 2010 OECD Transfer Pricing Guidelines. During fiscal 2021, the Company settled the fiscal 2013 audit with Irish Revenue for an amount that was not material to the Company.
During fiscal 2019, Irish Revenue commenced transfer pricing audits of fiscal years ended November 1, 2014 (fiscal 2014) through the fiscal year ended November 3, 2017 (fiscal 2017). The Company settled the audits relating to fiscal 2014 through fiscal 2017 with either no assessment or for additional tax payments that were not material to the Company. The Company's Ireland tax returns prior to fiscal 2017 are no longer subject to examination.
The Company has a partial tax holiday in Malaysia whereby the local statutory rate is significantly reduced, if certain conditions are met. The tax holiday for Malaysia is effective through July 2025. The impact of the Malaysia tax holiday increased net income by approximately $5.3 million, $4.6 million and $14.9 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, resulting in increases in basic and diluted net income per common share by $0.01, $0.01 and $0.04 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.    Revolving Credit Facility
On June 23, 2021, the Company entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. as administrative agent and the other banks identified therein as lenders, which amended and restated its Second Amended and Restated Credit Agreement dated as of June 28, 2019. The Revolving Credit Agreement provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions). Prior to the Acquisition, the aggregate principal amount which was available under the Revolving Credit Agreement was $1.25 billion. In September 2021, the Company borrowed $400.0 million under this revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. The Company repaid the $400.0 million plus interest in October 2021. As of October 30, 2021, the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
Revolving loans under the Revolving Credit Agreement can be Eurocurrency Rate Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement) at the Company's option. Each Eurocurrency Rate Loan will bear interest at a rate per annum equal to the applicable Eurocurrency Rate plus a margin based on the Company's Debt Ratings (as defined in the Revolving Credit Agreement) from time to time of between 0.690% and 1.175%. Each Base Rate Loan will bear interest at a rate per annum equal to the Base Rate plus a margin based on the Company's debt ratings from time to time of between 0.00% and 0.175%. In addition, the Company has agreed to pay a facility fee based on the Company's Debt Ratings from time to time of between 0.060% and 0.200% multiplied by the actual daily amount of the Commitments (as defined in the Revolving Credit Agreement) in effect. The Revolving Credit Agreement also contains a sustainability-linked pricing component which provides for interest rate and facility fee reductions or increases based on the Company meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions and renewable energy usage. The Revolving Credit Agreement includes a multicurrency borrowing feature for certain specified foreign currencies. The Company will guarantee the obligations of each subsidiary that is named a Designated Borrower under the Revolving Credit Agreement.
The Revolving Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of October 30, 2021, the Company was in compliance with these covenants.

14.    Debt
On June 3, 2013, the Company issued $500.0 million aggregate principal amount of 2.875% senior unsecured notes due June 1, 2023 (the June 2023 Notes) with semi-annual fixed interest payments due on June 1 and December 1 of each year, commencing December 1, 2013. Prior to issuing the June 2023 Notes, on April 24, 2013, the Company entered into a treasury rate lock agreement with Bank of America. This agreement allowed the Company to lock a 10-year US Treasury rate of 1.7845% through June 14, 2013 for its anticipated issuance of the June 2023 Notes. The net proceeds of the offering were $493.9 million, after discounts and issuance costs. Debt discounts and issuance costs were amortized through interest expense over the term of the June 2023 Notes. On October 5, 2021 and October 7, 2021, $133.7 million, or 26.73%, of the $500.0 million aggregate principal amount of the June 2023 Notes at a price of $1,041.39 for each $1,000 principal amount of June 2023 Notes were tendered for redemption. On October 20, 2021, the remaining June 2023 Notes were redeemed for cash at a redemption price equal to $1,038.82 for each $1,000 principal amount of June 2023 Notes. In connection with the tender and subsequent redemption of the June 2023 Notes, the Company recognized a loss on extinguishment of $19.8 million.
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The net proceeds of the offering were $1.2 billion, after discounts and issuance costs. Debt discounts and issuance costs will be amortized through interest expense over the term of the 2025 Notes and 2045 Notes. The indenture governing the 2025 Notes and 2045 Notes contains covenants that may limit the Company's ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of October 30, 2021, the Company was compliant with these covenants. The 2025 Notes and 2045 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries. On October 5, 2021 and October 7, 2021, $325.5 million, or 38.3%, of the $850.0 million aggregate principal amount of the 2025 Notes at a price of $1,112.13 for each $1,000 principal amount of 2025 Notes, and $67.4 million, or 16.85%, of the $400.0 million aggregate principal amount of the 2045 Notes at a price of $1,400.67 for each $1,000 principal amount of 2045 Notes, were tendered for redemption. On October 20, 2021, the remaining 2025 Notes were redeemed for cash at a redemption price equal

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to $1,103.81 for each $1,000 principal of 2025 Notes. In connection with the tender of the 2025 Notes and 2045 Notes and the subsequent redemption of the 2025 Notes, the Company recognized a loss on extinguishment of $136.6 million.
On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The net proceeds of the offering were $2.1 billion, after discounts and issuance costs. Debt discounts and issuance costs will be amortized through interest expense over the term of the respective notes. The 2021 Notes, December 2023 Notes, 2026 Notes and 2036 Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of October 30, 2021, the Company was compliant with these covenants. The 2021 Notes, December 2023 Notes, 2026 Notes and 2036 Notes rank without preference or priority among themselves and equally in right of payment with all other existing and future senior unsecured debt and senior in right of payment to all of the Company's future subordinated debt. On October 5, 2021, (i) $71.2 million, or 17.80%, of the $400.0 million aggregate principal amount of the 2021 Notes at a price of $1,001.77 for each $1,000 principal amount of 2021 Notes, (ii) $282.7 million, or 51.41%, of the $550.0 million aggregate principal amount of the December 2023 Notes at a price of $1,053.78 for each $1,000 principal amount of December 2023 Notes and (iii) $105.7 million, or 42.29%, of the $250.0 million aggregate principal amount of the 2036 Notes at a price of $1,239.96 for each $1,000 principal amount of 2036 Notes were tendered for redemption. On October 20, 2021, the remaining 2021 Notes and December 2023 Notes were redeemed for cash at a redemption price equal to $1,000.98 for each $1,000 principal amount of 2021 Notes and $1,050.17 for each $1,000 principal amount of December 2023 Notes. In connection with the tender of the 2021 Notes, December 2023 Notes and 2036 Notes and the subsequent redemption of the 2021 Notes and December 2023 Notes, the Company recognized a loss on extinguishment of $58.5 million.
On June 28, 2019, the Company entered into a term loan credit agreement (Term Loan Agreement) with the Company as the borrower and JPMorgan Chase Bank, N.A. as administrative agent and the other banks identified therein as lenders, under which the Company borrowed unsecured term loans in the aggregate principal amount of $1.25 billion, maturing on March 10, 2022. The Company made principal payments on the term loan of $925.0 million and $325.0 million in fiscal 2021 and fiscal 2019, respectively. These amounts were not contractually due under the terms of the Term Loan Agreement. As of October 30, 2021, the term loan has been repaid in full and is no longer outstanding. In connection with the repayment, the Company recognized a loss on extinguishment of $0.2 million.
On April 8, 2020, in an underwritten public offering, the Company issued its first green bond consisting of $400.0 million aggregate principal amount of 2.95% senior unsecured notes due April 1, 2025 (the April 2025 Notes). Interest on the April 2025 Notes is payable on April 1 and October 1 of each year, beginning on October 1, 2020. The Company intends to use the net proceeds of $395.6 million from the green bond offering to finance or refinance, in whole or in part, one or more new or existing eligible projects involving renewable energy, energy efficiency, green buildings, sustainable water and wastewater management, pollution prevention and control, clean transportation or eco-efficient and/or circular economy adapted products, production technologies and processes. Debt discount and underwriting fees will be amortized over the life of the debt. At any time prior to March 1, 2025, the Company may, at its option, redeem some or all of the April 2025 Notes at a redemption price equal to the greater of 100% of the principal amount of the April 2025 Notes being redeemed and the make-whole premium, plus accrued and unpaid interest on the April 2025 Notes being redeemed, if any, to but excluding the date of redemption. The April 2025 Notes are unsecured and rank equally in right of payment with all of the Company's other existing and future unsecured senior indebtedness. The April 2025 Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of October 30, 2021, the Company was in compliance with these covenants.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In conjunction with the Acquisition, the Company recognized $500.0 million aggregate principal amount of Maxim’s 3.375% senior unsecured and unsubordinated notes due March 15, 2023 (the Maxim March 2023 Notes) and $500.0 million aggregate principal amount of Maxim’s 3.45% senior unsecured and unsubordinated notes due June 15, 2027 (the Maxim June 2027 Notes), which were recognized at fair value as of the Acquisition Date. The difference between the fair value at the Acquisition Date and the principal outstanding for the Maxim March 2023 Notes and Maxim June 2027 Notes will be amortized through interest expense over the term of the underlying debt. The amortization of the fair value adjustment reduced interest expense by $3.8 million for the year ended October 30, 2021. Semi-annual fixed interest payments on the Maxim March 2023 Notes are due on March 15 and September 15 of each year. Semi-annual fixed interest payments on the Maxim June 2027 Notes are due on June 15 and December 15 of each year, beginning on December 15, 2017. The Maxim March 2023 Notes and Maxim June 2027 Notes were issued pursuant to an indenture, and the indenture contains certain covenants, events of default and other customary provisions. As of October 30, 2021, Maxim was in compliance with these covenants. On October 5, 2021, Maxim gave notice that it would redeem the Maxim March 2023 Notes, and, subsequent to October 30, 2021, the Maxim March 2023 Notes were redeemed for cash. Accordingly, the Company classified the Maxim March 2023 Notes as a current liability as of October 30, 2021. See Note 15, Subsequent events, of these Notes to Consolidated Financial Statements for additional information on the redemption of the Maxim March 2023 Notes.
On September 28, 2021, in an underwritten public offering, the Company issued $500.0 million aggregate principal amount of floating rate senior notes due October 1, 2024 (the Floating Rate Notes), $750.0 million aggregate principal amount of 1.7% sustainability-linked senior notes due October 1, 2028 (the Sustainability-Linked Senior Notes), $1.0 billion aggregate principal amount of 2.1% senior notes due October 1, 2031 (the 2031 Notes), $750.0 million aggregate principal amount of 2.8% senior notes due October 1, 2041 (the 2041 Notes), and $1.0 billion aggregate principal amount of 2.95% senior notes due October 1, 2051 (the 2051 Notes, and, together with the Floating Rate Notes, the Sustainability-Linked Senior Notes, the 2031 Notes and the 2041 Notes, the Notes). The Floating Rate Notes bear interest at a floating annual rate equal to a benchmark rate, which initially is Compounded SOFR (as defined in the Supplemental Indenture) plus 25 basis points. As of October 30, 2021, the interest rate on the Floating Rate Notes was 0.3% per annum. Interest payments on the Floating Rate Notes are due on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2022. The Sustainability-Linked Senior Notes initially bear interest at a rate of 1.7% per annum and are subject to an increase of an additional 30 basis points from April 1, 2026 to the maturity date unless the Sustainability Performance Target (as defined in the Note) has been satisfied. Semi-annual fixed interest payments on the Sustainability-Linked Senior Notes, the 2031 Notes, the 2041 Notes and the 2051 Notes are due on April 1 and October 1 of each year, beginning on April 1, 2022.
At any time prior to August 1, 2028 in the case of the Sustainability-Linked Senior Notes, July 1, 2031 in the case of the 2031 Notes, April 1, 2041 in the case of the 2041 Notes and April 1, 2051 in the case of the 2051 Notes (each, a Par Call Date), the Company may, at its option, redeem some or all of the applicable series of Notes at a redemption price equal to the greater of (i) 100% of the principal amount of such series of Notes being redeemed and (ii) the make-whole redemption price (as described in the Supplemental Indenture). On and after the applicable Par Call Date, the Company may, at its option, redeem some or all of the applicable series of Notes at a redemption price equal to 100% of the principal amount of the Notes being redeemed. In each case, the Company will also pay the accrued and unpaid interest on the Notes being redeemed to, but excluding, the date of redemption. The Company may not redeem the Floating Rate Notes prior to their maturity. The Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness. The net proceeds of the offering were $3.9 billion, after discounts and issuance costs, and a portion of the proceeds were used to pay the tender and redemption prices for, and accrued and unpaid interest on, the tender offers and redemptions described above. Debt discounts and issuance costs will be amortized through interest expense over the term of the respective Notes. The Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of October 30, 2021, the Company was in compliance with these covenants.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s debt consisted of the following as of October 30, 2021 and October 31, 2020:

	October 30, 2021		October 31, 2020
	Principal	Unamortized discounts, debt issuance costs and fair value adjustments	Principal	Unamortized discount and debt issuance costs
3-Year term loan, due March 2022	$—	$—	$925,000	$—
2021 Notes, due December 2021	—	—	400,000	1,009
2023 Notes, due June 2023	—	—	500,000	1,589
2023 Notes, due December 2023	—	—	550,000	2,741
2024 Notes, due October 2024	500,000	3,091	—	—
2025 Notes, due April 2025	400,000	3,029	400,000	3,916
2025 Notes, due December 2025	—	—	850,000	4,504
2026 Notes, due December 2026	900,000	6,534	900,000	7,813
Maxim 2027 Notes, due June 2027	500,000	(51,646)	—	—
2028 Notes, due October 2028	750,000	10,419	—	—
2031 Notes, due October 2031	1,000,000	13,956	—	—
2036 Notes, due December 2036	144,278	1,814	250,000	3,375
2041 Notes, due October 2041	750,000	13,690	—	—
2045 Notes, due December 2045	332,587	3,952	400,000	4,951
2051 Notes, due October 2051	1,000,000	18,814	—	—
Total Long-Term Debt	$6,276,865	$23,653	$5,175,000	$29,898
Maxim 2023 Notes, due March 2023	500,000	(16,663)	—	—
Total Current Debt	$500,000	$(16,663)	$—	$—
Total Debt	$6,776,865	$6,990	$5,175,000	$29,898

15.    Subsequent Events
As discussed in Note 14, Debt, of the Notes to Consolidated Financial Statements, on October 5, 2021, Maxim gave notice that it would redeem the Maxim March 2023 Notes in the aggregate principal amount of $500.0 million. Subsequently, on November 4, 2021, the Maxim March 2023 Notes were redeemed for cash and are no longer outstanding.
On November 22, 2021, the Board of Directors of the Company declared a cash dividend of $0.69 per outstanding share of common stock. The dividend will be paid on December 14, 2021 to all shareholders of record at the close of business on December 3, 2021 and is expected to total $362.5 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of October 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of October 30, 2021. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of October 30, 2021, our internal control over financial reporting is effective based on those criteria.
Management excluded from its assessment of the Company's internal control over financial reporting as of October 30, 2021, the internal control over financial reporting of Maxim Integrated Products, Inc. (Maxim), which was acquired by the Company on August 26, 2021. This exclusion is consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. Total assets and net liabilities of Maxim as of October 30, 2021 (excluding goodwill and other intangible assets, which were included in management's assessment of internal control over financial reporting as of October 30, 2021) were approximately $4,155.2 million and $423.9 million, respectively. Maxim represented $558.8 million of our consolidated net revenues for the year ended October 30, 2021. See a discussion of this acquisition in Note 6, Acquisitions, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting. This report appears below.

(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Analog Devices, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Analog Devices, Inc.’s internal control over financial reporting as of October 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Analog Devices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 30, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Maxim Integrated Products, Inc., which is included in the 2021 consolidated financial statements of the Company and constituted $4,155.2 million of total assets and $423.9 million of net liabilities, respectively, as of October 30, 2021 and $558.8 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Maxim Integrated Products, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Analog Devices, Inc. as of October 30, 2021 and October 31, 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended October 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated December 3, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
December 3, 2021

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Not applicable.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item relating to our directors and nominees is contained under the caption “Proposal 1 — Election of Directors” contained in our 2022 proxy statement to be filed with the U.S. Securities and Exchange Commission (the SEC) within 120 days after October 30, 2021 and is incorporated herein by reference. Information required by this item relating to our executive officers is contained under the caption “INFORMATION ABOUT OUR EXECUTIVE OFFICERS” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference. If applicable, information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained under the caption “Delinquent Section 16(a) Reports” in our 2022 proxy statement to be filed with the SEC within 120 days after October 30, 2021 and is incorporated herein by reference.
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
During fiscal 2021, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2021 proxy statement.
Information required by this item relating to the audit committee of our Board of Directors is contained under the caption “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee” in our 2022 proxy statement to be filed with the SEC within 120 days after October 30, 2021 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is contained under the captions “Corporate Governance — Director Compensation” and “Information About Executive Compensation” in our 2022 proxy statement to be filed with the SEC within 120 days after October 30, 2021 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item relating to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers”in our 2022 proxy statement to be filed with the SEC within 120 days after October 30, 2021 and is incorporated herein by reference. Information required by this item relating to securities authorized for issuance under equity compensation plans is contained under the caption “Information About Executive Compensation — Securities Authorized for Issuance Under Equity Compensation Plans” in our 2022 proxy statement to be filed with the SEC within 120 days after October 30, 2021 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item relating to transactions with related persons is contained under the caption “Corporate Governance — Certain Relationships and Related Transactions” in our 2022 proxy statement to be filed with the SEC within 120 days after October 30, 2021 and is incorporated herein by reference. Information required by this item relating to director independence is contained under the caption “Corporate Governance — Determination of Independence” in our 2022 proxy statement to be filed with the SEC within 120 days after October 30, 2021 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is contained under the caption “Proposal 4 — Ratification of Selection of Independent Registered Public Accounting Firm” in our 2022 proxy statement to be filed with the SEC within 120 days after October 30, 2021 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended October 30, 2021, October 31, 2020 and November 2, 2019

—	Consolidated Statements of Comprehensive Income for the years ended October 30, 2021, October 31, 2020 and November 2, 2019

—	Consolidated Balance Sheets as of October 30, 2021 and October 31, 2020

—	Consolidated Statements of Shareholders’ Equity for the years ended October 30, 2021, October 31, 2020 and November 2, 2019

—	Consolidated Statements of Cash Flows for the years ended October 30, 2021, October 31, 2020 and November 2, 2019

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

4.1
Indenture, dated as of June 10, 2010, between Maxim Integrated Products, Inc. and Wells Fargo Bank, National Association, as trustee, filed as exhibit 4.4 to Maxim Integrated Products, Inc.'s Registration Statement on Form S-3 (File No. 1-34192) as filed with the Commission on June 10, 2010 and incorporated herein by reference.

4.2
Second Supplemental Indenture, dated as of March 18, 2013, between Maxim Integrated Products, Inc. and Wells Fargo Bank, National Association, as trustee, filed as exhibit 4.1 to Maxim Integrated Products, Inc.'s Current Report on Form 8-K (File No. 1-34192) as filed with the Commission on March 21, 2013 and incorporated herein by reference.

4.3
Indenture, dated as of June 3, 2013, by and between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on June 3, 2013 and incorporated herein by reference.

4.4
Supplemental Indenture, dated as of June 3, 2013, by and between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on June 3, 2013 and incorporated herein by reference.

Exhibit No.	Description
4.5
Supplemental Indenture, dated December 14, 2015, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on December 14, 2015 and incorporated herein by reference.

4.6
Supplemental Indenture, dated December 5, 2016, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on December 5, 2016 and incorporated herein by reference.

4.7
Fourth Supplemental Indenture, dated as of June 15, 2017, between Maxim Integrated Products, Inc. and Wells Fargo Bank, National Association, as trustee, filed as exhibit 4.1 to Maxim Integrated Products, Inc.'s Current Report on Form 8-K (File No. 1-34192) as filed with the Commission on June 20, 2017 and incorporated herein by reference.

4.8
Supplemental Indenture, dated March 12, 2018, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on March 12, 2018 and incorporated herein by reference.

4.9
Supplemental Indenture, dated April 8, 2020, between Analog Devices and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on April 8, 2020 and incorporated herein by reference.

4.10
Supplemental Indenture, dated October 5, 2021, between Analog Devices and The Bank of New York Mellon Trust Company, N.A., as trustee (including the forms of note contained therein), filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 5, 2021 and incorporated herein by reference.

4.11
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

*10.6
Fifth Amendment to the Analog Devices, Inc. Amended and Restate Deferred Compensation Plan, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2021 (File No. 1-7819) as filed with the Commission on August 18, 2021 and incorporated herein by reference.

*10.7
Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company, filed as exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.

*10.8
First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005, filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.

*10.9
Second Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of December 10, 2007, filed as exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

*10.10
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

Exhibit No.	Description
*10.12
Analog Devices, Inc. Amended and Restated 2010 Equity Incentive Plan, filed as Exhibit 4.2 to the Post-Effective Amendment No. 1 on Form S-8 to the Company's Registration Statement on Form S-4 (File No. 333-213454) as filed with the Commission on March 15, 2017 and incorporated herein by reference.

*10.13
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 2, 2019 (File No. 1-7819) as filed with the Commission on February 20, 2019 and incorporated herein by reference.

*10.14
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

*10.16
Form of Performance Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2018 (File No. 1-7819) as filed with the Commission on February 28, 2018 and incorporated herein by reference.

*10.17
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

*10.19
Form of Restricted Stock Unit Agreement for Directors for usage under the Company's Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended February 2, 2019 (File No. 1-7819) as filed with the Commission on February 20, 2019 and incorporated herein by reference.

*10.20
Form of Analog Devices, Inc. Equity Award Conversion Notice to Linear employees, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017 (File No. 1-7819) as filed with the Commission on May 31, 2017 and incorporated herein by reference.

*10.21
Form of Linear Integration Performance Restricted Stock Unit Agreement for Employees for usage under the Analog Devices, Inc. Amended and Restated 2006 Stock Incentive Plan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 11, 2017 and incorporated by herein reference.

*10.22
Analog Devices, Inc. 2020 Equity Incentive Plan, filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 1-7819), as filed with the Commission on January 24, 2020 and incorporated herein by reference.

*10.23
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

Exhibit No.	Description
*10.28
Non-Qualified Performance Stock Option Agreement – CEO Performance Stock Option Award, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-07819) as filed with the Commission on December 17, 2020 and incorporated herein by reference.

*10.29
Form of Performance Restricted Stock Unit Agreement – Integration Award, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-07819) as filed with the Commission on December 17, 2020 and incorporated herein by reference.

*10.30
Form of Restricted Stock Unit Agreement for Non-Employee Directors for usage under the Company’s 2020 Equity Incentive Plan adopted December 8, 2020, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 (File No. 1-7819) as filed with the Commission on February 17, 2021 and incorporated herein by reference.

*10.31
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 8, 2020, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 (File No. 1-7819) as filed with the Commission on February 17, 2021 and incorporated herein by reference.

*10.32
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 8, 2020, filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 (File No. 1-7819) as filed with the Commission on February 17, 2021 and incorporated herein by reference.

*10.33
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 8, 2020, filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 (File No. 1-7819) as filed with the Commission on February 17, 2021 and incorporated herein by reference.

*10.34
Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the 2020 Equity Incentive Plan adopted December 8, 2020, filed as exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 (File No. 1-7819) as filed with the Commission on February 17, 2021 and incorporated herein by reference.

*10.35
Form of Financial Metric Performance Restricted Stock Unit Agreement for China Employees for usage under the 2020 Equity Stock Incentive Plan adopted December 8, 2020, filed as exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 (File No. 1-7819) as filed with the Commission on February 17, 2021 and incorporated herein by reference.

†10.36	Amended and Restated 1996 Stock Incentive Plan.
†10.37	Form of Global Restricted Stock Unit Agreement for usage under the Amended and Restated 1996 Stock Incentive Plan.
†10.38	Form of Global Non-Qualified Stock Option Agreement for usage under the Amended and Restated 1996 Stock Incentive Plan.
*10.39
2021 Executive Performance Incentive Plan, filed as exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2020 (File No. 1-7819) as filed with the Commission on November 24, 2020 and incorporated herein by reference.

†10.40	2022 First and Second Fiscal Quarters Executive Performance Incentive Plan.
*10.41
Form of Employee Retention Agreement, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.42
Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.43
Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.44
Offer Letter for Prashanth Mahendra-Rajah, dated August 4, 2017, filed as exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2017 (File No. 1-7819) as filed with the Commission on November 22, 2017 and incorporated herein by reference.

*10.45
Severance Agreement and Release between Analog Devices, Inc. and Steven Pietkiewicz, dated February 15, 2021, filed as exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 (File No. 1-7819) as filed with the Commission on February 17, 2021 and incorporated herein by reference.

*10.46
Maxim Integrated Products, Inc. Amended and Restated Change in Control Employee Severance Plan for U.S. Based Employees, filed as exhibit 10.1 to Maxim Integrated Products, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2020 (File No. 1-34192) as filed with the Commission on January 27, 2021 and incorporated herein by reference.

Exhibit No.	Description
*10.47
Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

*10.48
Credit Agreement, dated as of June 28, 2019, among Analog Devices, Inc., as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 1, 2019 and incorporated herein by reference.

*10.49
Third Amended and Restated Credit Agreement, dated as of June 23, 2021, among Analog Devices, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on June 23, 2021 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended October 30, 2021, October 31, 2020 and November 2, 2019, (ii) Consolidated Balance Sheets as of October 30, 2021 and October 31, 2020, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 30, 2021, October 31, 2020 and November 2, 2019, (iv) Consolidated Statements of Comprehensive Income for the years ended October 30, 2021, October 31, 2020 and November 2, 2019, (v) Consolidated Statements of Cash Flows for the years ended October 30, 2021, October 31, 2020 and November 2, 2019, (vi) Notes to Consolidated Financial Statements for the years ended October 30, 2021, October 31, 2020 and November 2, 2019.

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED OCTOBER 30, 2021
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended October 30, 2021, October 31, 2020 and November 2, 2019

(dollar amounts in thousands)

Description	Balance at Beginning of Period	Additions (Reductions) Charged to Income Statement	Other		Deductions	Balance at End of Period
Accounts Receivable Reserves and Allowances:
Year ended November 2, 2019	$2,284	$13,979	$—		$7,876	$8,387
Year ended October 31, 2020	$8,387	$1,318	$—		$5,355	$4,350
Year ended October 30, 2021	$4,350	$6,065	$—		$7,757	$2,658
Valuation Allowance for Deferred Tax Asset:
Year ended November 2, 2019	$82,280	$34,069	$—		$—	$116,349
Year ended October 31, 2020	$116,349	$37,622	$159		$—	$154,130
Year ended October 30, 2021	$154,130	$13,714	$147,590	(1)	$—	$315,434
_______________________________________
(1)Represents balances assumed as part of the Acquisition.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

Date: December 3, 2021	By:	/s/ Vincent Roche
Vincent Roche President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ray Stata	Chairman of the Board	December 3, 2021
Ray Stata

/s/ Vincent Roche	President and Chief Executive Officer and Director (Principal Executive Officer)	December 3, 2021
Vincent Roche

/s/ Prashanth Mahendra-Rajah	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	December 3, 2021
Prashanth Mahendra-Rajah

/s/ Michael Sondel	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 3, 2021
Michael Sondel

/s/ James A. Champy	Director	December 3, 2021
James A. Champy

/s/ Anantha P. Chandrakasan	Director	December 3, 2021
Anantha P. Chandrakasan

/s/ Tunç Doluca	Director	December 3, 2021
Tunc Doluca

/s/ Bruce R. Evans	Director	December 3, 2021
Bruce R. Evans

/s/ Edward H. Frank	Director	December 3, 2021
Edward H. Frank

/s/ Laurie H. Glimcher	Director	December 3, 2021
Laurie H. Glimcher

/s/ Karen M. Golz	Director	December 3, 2021
Karen M. Golz

Name	Title	Date

/s/ Mercedes Johnson	Director	December 3, 2021
Mercedes Johnson

/s/ Mark M. Little	Director	December 3, 2021
Mark M. Little

/s/ Kenton J. Sicchitano	Director	December 3, 2021
Kenton J. Sicchitano

/s/ Susie Wee	Director	December 3, 2021
Susie Wee