Form 10-Q
period 2022-01-29
ANALOG DEVICES INC
filed 2022-02-16
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of January 29, 2022 there were 523,315,130 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	January 29, 2022	January 30, 2021
Revenue	$2,684,293	$1,558,458
Cost of sales	1,282,296	513,087
Gross margin	1,401,997	1,045,371
Operating expenses:
Research and development	426,780	288,150
Selling, marketing, general and administrative	297,365	185,275
Amortization of intangibles	253,367	107,648
Special charges, net	59,728	438
Total operating expenses	1,037,240	581,511
Operating income:	364,757	463,860
Nonoperating expense (income):
Interest expense	51,964	42,479
Interest income	(218)	(209)
Other, net	(10,544)	(15,028)
Total nonoperating expense (income)	41,202	27,242
Income before income taxes	323,555	436,618
Provision for income taxes	43,478	48,099
Net income	$280,077	$388,519

Shares used to compute earnings per common share – basic	525,291	369,203
Shares used to compute earnings per common share – diluted	530,142	373,106

Basic earnings per common share	$0.53	$1.05
Diluted earnings per common share	$0.53	$1.04

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	January 29, 2022	January 30, 2021
Net income	$280,077	$388,519
Foreign currency translation adjustments	(4,603)	8,279
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $506 and $6,661, respectively)	1,046	24,465
Changes in pension plans, net actuarial loss and foreign currency translation adjustments (net of taxes of $96 and $86, respectively)	1,504	(1,784)
Other comprehensive (loss) income	(2,053)	30,960
Comprehensive income	$278,024	$419,479

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	January 29, 2022	October 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$1,790,399	$1,977,964
Accounts receivable	1,636,928	1,459,056
Inventories	972,571	1,200,610
Prepaid expenses and other current assets	236,797	740,687
Total current assets	4,636,695	5,378,317
Non-current Assets
Net property, plant and equipment	2,037,290	1,979,051
Goodwill	26,940,594	26,918,470
Intangible assets, net	14,762,722	15,267,170
Deferred tax assets	2,317,301	2,267,269
Other assets	521,012	511,794
Total non-current assets	46,578,919	46,943,754
TOTAL ASSETS	$51,215,614	$52,322,071
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$436,227	$443,434
Income taxes payable	400,420	332,685
Debt, current	—	516,663
Accrued liabilities	1,385,259	1,477,530
Total current liabilities	2,221,906	2,770,312
Non-current Liabilities
Long-term debt	6,253,575	6,253,212
Deferred income taxes	3,952,185	3,938,830
Income taxes payable	832,204	811,337
Other non-current liabilities	528,432	555,838
Total non-current liabilities	11,566,396	11,559,217
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, 0.16 2/3 par value, 1,200,000,000 shares authorized, 523,315,130 shares outstanding (525,330,672 on October 30, 2021)	87,221	87,554
Capital in excess of par value	30,093,961	30,574,237
Retained earnings	7,434,748	7,517,316
Accumulated other comprehensive loss	(188,618)	(186,565)
Total shareholders’ equity	37,427,312	37,992,542
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,215,614	$52,322,071
See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended January 29, 2022
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 30, 2021	525,331	$87,554	$30,574,237	$7,517,316	$(186,565)
Net income				280,077
Dividends declared and paid - $0.69 per share				(362,645)
Issuance of stock under stock plans and other	579	100	8,371
Stock-based compensation expense			86,939
Other comprehensive loss					(2,053)
Common stock repurchased	(2,595)	(433)	(575,586)
BALANCE, JANUARY 29, 2022	523,315	$87,221	$30,093,961	$7,434,748	$(188,618)

	Three Months Ended January 30, 2021
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 31, 2020	369,485	$61,582	$4,949,586	$7,236,238	$(249,461)
Net income				388,519
Dividends declared and paid - $0.62 per share				(229,179)
Issuance of stock under stock plans and other	488	82	19,838
Stock-based compensation expense			36,638
Other comprehensive income					30,960
Common stock repurchased	(1,079)	(180)	(156,877)
BALANCE, JANUARY 30, 2021	368,894	$61,484	$4,849,185	$7,395,578	$(218,501)

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	January 29, 2022	January 30, 2021
Cash flows from operating activities:
Net income	$280,077	$388,519
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	65,165	56,309
Amortization of intangibles	504,645	145,044
Stock-based compensation expense	86,939	36,638
Cost of goods sold for inventory acquired	271,396	—
Deferred income taxes	(34,651)	(27,275)
Other	(1,748)	(14,553)
Changes in operating assets and liabilities	(315,410)	(156,741)
Total adjustments	576,336	39,422
Net cash provided by operating activities	856,413	427,941
Cash flows from investing activities:
Additions to property, plant and equipment	(111,133)	(67,388)
Other	7,824	(7,683)
Net cash used for investing activities	(103,309)	(75,071)
Cash flows from financing activities:
Early termination of debt	(519,116)	—
Dividend payments to shareholders	(362,645)	(229,179)
Repurchase of common stock	(76,019)	(157,057)
Proceeds from employee stock plans	8,471	19,920
Other	12,041	2,493
Net cash used for financing activities	(937,268)	(363,823)
Effect of exchange rate changes on cash	(3,401)	3,156
Net decrease in cash and cash equivalents	(187,565)	(7,797)
Cash and cash equivalents at beginning of period	1,977,964	1,055,860
Cash and cash equivalents at end of period	$1,790,399	$1,048,063

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 29, 2022 (UNAUDITED)
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended October 30, 2021 (fiscal 2021) and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2022 (fiscal 2022) or any future period.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2022 presentation.
On August 26, 2021 (Acquisition Date), the Company completed the acquisition of Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. The acquisition of Maxim is referred to as the Acquisition. The consolidated financial statements included in this Quarterly Report on Form 10-Q include the financial results of Maxim prospectively from the Acquisition Date. See Note 14, Acquisitions, in these Notes to Condensed Consolidated Financial Statements for additional information.
Note 2 – Shareholders' Equity
In fiscal 2021, the Company entered into accelerated share repurchase agreements (ASR) with third party financial institutions, paid $2.5 billion and received an initial delivery of 12.3 million shares of common stock, which represented approximately 80% of the notional amount of the ASR. As of October 30, 2021, the Company recorded the remaining 20%, or $500.0 million, within Prepaid expenses and other current assets on the Consolidated Balance Sheet, which was utilized during the first quarter of fiscal 2022. During the first quarter of fiscal 2022, the ASR was completed and an additional 2.1 million shares of common stock were received as final settlement of the ASR. In total, the Company repurchased 14.4 million shares under the ASR at an average price per share of $173.77.
As of January 29, 2022, the Company had repurchased a total of approximately 174.0 million shares of its common stock for approximately $9.3 billion under the Company's share repurchase program. As of January 29, 2022, an additional $7.3 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Company.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first three months of fiscal 2022.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 30, 2021	$(25,795)	$(123,754)	$(37,016)	$(186,565)
Other comprehensive (loss) income before reclassifications	(4,603)	(7,013)	1,015	(10,601)
Amounts reclassified out of other comprehensive income	—	8,565	585	9,150
Tax effects	—	(506)	(96)	(602)
Other comprehensive (loss) income	(4,603)	1,046	1,504	(2,053)
January 29, 2022	$(30,398)	$(122,708)	$(35,512)	$(188,618)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended
Comprehensive Income Component	January 29, 2022	January 30, 2021	Location
Unrealized holding (gains) losses on derivatives
Currency forwards	$1,751	$(1,986)	Cost of sales
	1,210	(1,064)	Research and development
	1,873	(1,218)	Selling, marketing, general and administrative
Interest rate derivatives	3,731	464	Interest expense
	8,565	(3,804)	Total before tax
	(1,301)	204	Tax
	$7,264	$(3,600)	Net of tax

Amortization of pension components included in the computation of net periodic pension cost
Actuarial losses	585	748
	(96)	(86)	Tax
	$489	$662	Net of tax

Total amounts reclassified out of AOCI, net of tax	$7,753	$(2,938)
Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	January 29, 2022	January 30, 2021
Net Income	$280,077	$388,519
Basic shares:
Weighted-average shares outstanding	525,291	369,203
Earnings per common share basic:	$0.53	$1.05
Diluted shares:
Weighted-average shares outstanding	525,291	369,203
Assumed exercise of common stock equivalents	4,851	3,903
Weighted-average common and common equivalent shares	530,142	373,106
Earnings per common share diluted:	$0.53	$1.04
Anti-dilutive shares related to:
Outstanding stock-based awards	185	239

Note 5 – Special Charges, net
Liabilities related to special charges, net are included in Accrued liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Closure of Manufacturing Facilities	Global Repositioning Actions
Balance at October 30, 2021	$25,774	$21,065
Employee severance and benefit costs	75	44,411
Facility closure costs	6,513	—
Severance and benefit payments	(4,016)	(25,776)
Facility closure cost payments	(6,513)	—
Effect of foreign currency on accrual	—	(54)
Balance at January 29, 2022	$21,833	$39,646
Closure of Manufacturing Facilities
The Company recorded net special charges of $62.6 million on a cumulative basis through January 29, 2022 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation.
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
During fiscal 2021, the Company ceased production at its Hillview wafer fabrication facility located in Milpitas, California and determined that this facility met the held for sale criteria specified in Accounting Standards Codification (ASC) 360. See Note 6, Property, Plant and Equipment in these Notes to Condensed Consolidated Financial Statements for amounts reclassified.
During fiscal 2021, the Company completed the sale of its facility and certain equipment in Singapore, which were previously classified as held for sale, for approximately $35.7 million, which resulted in a gain of $13.6 million. Concurrent with the sale, the Company entered into a short-term lease agreement to leaseback a portion of the facility while it completes its transition of related operations to its facilities in Penang, Malaysia and the Philippines, as well as to its outsourced assembly and test partners.
Global Repositioning Actions
The Company recorded net special charges of $274.1 million on a cumulative basis through January 29, 2022, as a result of organizational initiatives to better align its global workforce with the Company's long-term strategic plan. Special charges of $53.1 million recognized in the first quarter of fiscal 2022 primarily consisted of $61.4 million of severance and benefit costs as well as charges recorded from the acceleration of equity awards in connection with the termination of a limited number of employees as part of the integration of the Acquisition. These charges were partially offset by a gain of $8.3 million recognized upon the sale of a business.
Note 6 – Property, Plant and Equipment
During fiscal 2021, the Company ceased production at its Hillview wafer fabrication facility located in Milpitas, California and determined that this facility met the held for sale criteria specified in ASC 360. As of January 29, 2022, Prepaid expenses and other current assets includes the following assets held for sale recorded at the fair value of the asset group, less costs to sell:

Land and buildings	$40,070
Less accumulated depreciation and amortization	(13,634)
Net property, plant and equipment reclassified to Prepaid expenses and other current assets	$26,436

Note 7 – Revenue
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

	Three Months Ended
	January 29, 2022			January 30, 2021
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,341,113	50%	57%	$856,186	55%
Automotive	552,671	21%	124%	246,504	16%
Communications	412,397	15%	46%	281,726	18%
Consumer	378,112	14%	117%	174,042	11%
Total revenue	$2,684,293	100%	72%	$1,558,458	100%

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

	Three Months Ended
	January 29, 2022		January 30, 2021
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,653,054	62%	$946,386	61%
Direct customers	1,003,181	37%	589,456	38%
Other	28,058	1%	22,616	1%
Total revenue	$2,684,293	100%	$1,558,458	100%

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

The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of January 29, 2022 and October 30, 2021. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of January 29, 2022 and October 30, 2021, the Company held $1,053.5 million and $1,315.0 million, respectively, of cash that was excluded from the tables below.

	January 29, 2022
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$606,876	$—	$606,876
Corporate obligations (1)	—	129,993	129,993
Other assets:
Deferred compensation plan investments	70,258	—	70,258
Total assets measured at fair value	$677,134	$129,993	$807,127
Liabilities
Forward foreign currency exchange contracts (2)	$—	$11,004	$11,004
Total liabilities measured at fair value	$—	$11,004	$11,004
(1)The amortized cost of the Company’s investments classified as available-for-sale as of January 29, 2022 was $130.0 million.
(2)The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.

	October 30, 2021
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$662,997	$—	$662,997
Other assets:
Deferred compensation plan investments	71,301	—	71,301
Total assets measured at fair value	$734,298	$—	$734,298
Liabilities
Forward foreign currency exchange contracts (1)	$—	$8,085	$8,085
Total liabilities measured at fair value	$—	$8,085	$8,085
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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Held for sale assets —The Company has classified the assets held for sale at fair value, which is determined based on the use of appraisals and input from market participants, and as such is considered a Level 3 fair value measurement. See Note 6, Property, Plant and Equipment, in these Notes to Condensed Consolidated Financial Statements for more information related to held for sale assets.
Debt — The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	January 29, 2022		October 30, 2021
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
Maxim 2023 Notes, due March 2023	$—	$—	$500,000	$520,236
2024 Notes, due October 2024	500,000	500,233	500,000	500,482
2025 Notes, due April 2025	400,000	413,314	400,000	423,265
2026 Notes, due December 2026	900,000	960,798	900,000	986,243
Maxim 2027 Notes, due June 2027	500,000	528,442	500,000	542,942
2028 Notes, due October 2028	750,000	722,982	750,000	743,109
2031 Notes, due October 2031	1,000,000	964,300	1,000,000	996,702
2036 Notes, due December 2036	144,278	165,586	144,278	176,960
2041 Notes, due October 2041	750,000	712,026	750,000	758,246
2045 Notes, due December 2045	332,587	444,072	332,587	469,592
2051 Notes, due October 2051	1,000,000	952,121	1,000,000	1,029,830
Total debt	$6,276,865	$6,363,874	$6,776,865	$7,147,607
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

The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos, Thai Baht, South Korean Won and Japanese Yen as of January 29, 2022 and October 30, 2021 were $304.9 million and $343.6 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of January 29, 2022 and October 30, 2021 were as follows:

		Fair Value At
	Balance Sheet Location	January 29, 2022	October 30, 2021
Forward foreign currency exchange contracts	Accrued liabilities	$9,464	$7,113
As of January 29, 2022 and October 30, 2021, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $206.2 million and $120.0 million, respectively. The fair values of these hedging instruments in the Company’s Condensed Consolidated Balance Sheets were immaterial as of January 29, 2022 and October 30, 2021.
The Company estimates $7.3 million, net of tax, of settlements on forward foreign currency derivative instruments included in AOCI will be reclassified into earnings within the next twelve months.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Condensed Consolidated Balance Sheets on a net basis. As of January 29, 2022 and October 30, 2021, none of the netting arrangements involved collateral.
The following table presents the gross amounts of the Company's forward foreign currency exchange contract derivative assets and liabilities and the net amounts recorded in the Company's Condensed Consolidated Balance Sheets:

	January 29, 2022	October 30, 2021
Gross amount of recognized assets	$544	$319
Gross amounts of recognized liabilities	(11,548)	(8,404)
Net liabilities offset and presented in the Condensed Consolidated Balance Sheets	$(11,004)	$(8,085)
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of January 29, 2022 and October 30, 2021, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 10 – Inventories
Inventories at January 29, 2022 and October 30, 2021 were as follows:

	January 29, 2022	October 30, 2021
Raw materials	$80,456	$71,639
Work in process	679,644	858,627
Finished goods	212,471	270,344
Total inventories	$972,571	$1,200,610

Note 11 – Debt
In conjunction with the Acquisition, the Company acquired $500.0 million aggregate principal amount of Maxim’s 3.375% senior unsecured and unsubordinated notes due March 15, 2023 (the Maxim March 2023 Notes). On November 4, 2021, the Maxim March 2023 Notes were redeemed for cash at a redemption price equal to $1,038.23 for each $1,000 principal amount.
Note 12 – Income Taxes
The Company’s effective tax rates for the three-month periods ended January 29, 2022 and January 30, 2021 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income.
In the first quarter of fiscal 2022, the Company increased acquisition related tax reserves by $25.3 million consisting of $21.8 million in tax and $3.5 million in accrued interest primarily relating to tax audits. The Company engages in continuous discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of gross unrecognized tax benefits, including accrued interest and penalties, could decrease by as much as $146.0 million within the next twelve months due to the completion of tax audits, including any administrative appeals.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal years ended November 3, 2018 and November 2, 2019; a pre-acquisition IRS income tax audit for Maxim's fiscal years ended June 27, 2015 through June 24, 2017; various U.S. state and local audits and various international audits. The Company's U.S. federal tax returns prior to the fiscal year ended November 3, 2018 are no longer subject to examination, except for the Maxim pre-Acquisition fiscal years 2015 to 2017 noted above.
Note 13 – New Accounting Pronouncements
Standards Implemented
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. The Company adopted this standard in the first quarter of fiscal 2022 with no material impact on the Company's financial position and results of operations.
Standards to Be Implemented
Acquired Contract Assets and Contract Liabilities
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 is effective for the Company in the first quarter of the fiscal year ended November 1, 2024. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company is currently evaluating the adoption date of ASU 2021-08 and the impact, if any, adoption will have on its financial position and results of operations.
Note 14 – Acquisitions
Maxim Integrated Products, Inc.
On the Acquisition Date, the Company completed its acquisition of all of the voting interests of Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies. The total consideration paid to acquire Maxim, which consisted of cash, common stock of the Company and share-based compensation awards, was approximately $28.0 billion. The Company believes the combination creates an expanded suite of top-performing mixed-signal and power management technology offerings and complements the Company's legacy offerings. The results of operations of Maxim from the Acquisition Date are included in the Company’s Condensed Consolidated Statement of Income, Condensed Consolidated

Balance Sheet, Condensed Consolidated Statement of Cash Flows and Condensed Consolidated Statement of Shareholders’ Equity for the three-month period ended January 29, 2022.
During the first quarter of 2022, the Company recorded acquisition accounting adjustments of $24.9 million to goodwill comprised of $19.0 million to income tax payable, $7.8 million to other non-current liabilities and $1.6 million to accrued liabilities offset by $3.5 million to deferred income taxes. The Acquisition accounting is not complete and additional information relating to conditions that existed at the Acquisition Date may become known to the Company during the remainder of the measurement period. As of the filing date of this Quarterly Report on Form 10-Q, the Company is still in the process of valuing Maxim's assets, including fixed assets, intangible assets, and liabilities, including related income tax accounting.
The following unaudited pro forma consolidated financial information for the three-month period ended January 30, 2021 combines the results of the Company for the three-month period ended January 30, 2021 and the unaudited results of Maxim for the corresponding period. The unaudited pro forma consolidated financial information assumes that the Acquisition, which closed on August 26, 2021, was completed on November 3, 2019 (the first day of fiscal 2020). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, fair value adjustments for acquired inventory, property, plant and equipment and long-term debt and compensation expense for ongoing share-based compensation arrangements that were replaced in conjunction with the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 3, 2019. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

Pro Forma Three Months Ended (unaudited)
January 30, 2021
Revenue	$2,059,679
Net income	$298,895
Basic net income per common share	$0.56
Diluted net income per common share	$0.55
Note 15 – Subsequent Events
On February 15, 2022, the Board of Directors of the Company declared a cash dividend of $0.76 per outstanding share of common stock. The dividend will be paid on March 8, 2022 to all shareholders of record at the close of business on February 25, 2022 and is expected to total approximately $397.7 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 30, 2021 (fiscal 2021).
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; our future liquidity, capital needs and capital expenditures; our development of technologies and research and development investments; the impact of the COVID-19 pandemic on our business, financial condition and results of operations; our future market position and expected competitive changes in the marketplace for our products; our plans and ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of changes in or the application of new or revised tax laws; expected cost savings; the effect of new accounting pronouncements; our ability to successfully integrate or realize the benefits or synergies expected of acquired businesses and technologies, including the acquired business, operations and employees of Maxim Integrated Products, Inc.; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.
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
Acquisition of Maxim Integrated Products, Inc.
On August 26, 2021 (Acquisition Date), we completed the acquisition of Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. The acquisition of Maxim is referred to as the Acquisition. The consolidated financial statements included in this Quarterly Report on Form 10-Q include the financial results of Maxim prospectively from the Acquisition Date. See Note 14, Acquisitions, in the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	January 29, 2022	January 30, 2021	$ Change	% Change
Revenue	$2,684,293	$1,558,458	$1,125,835	72%
Gross margin %	52.2%	67.1%
Net income	$280,077	$388,519	$(108,442)	(28)%
Net income as a % of revenue	10.4%	24.9%
Diluted EPS	$0.53	$1.04	$(0.51)	(49)%
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

	Three Months Ended
	January 29, 2022			January 30, 2021
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,341,113	50%	57%	$856,186	55%
Automotive	552,671	21%	124%	246,504	16%
Communications	412,397	15%	46%	281,726	18%
Consumer	378,112	14%	117%	174,042	11%
Total revenue	$2,684,293	100%	72%	$1,558,458	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue increased 72% in the three-month period ended January 29, 2022, as compared to the same period of the prior fiscal year, with the Acquisition contributing approximately 70% of that increase. From an end market perspective, revenue increased in the three-month period ended January 29, 2022, as compared to the same period of the prior fiscal year, primarily as a result of the Acquisition and higher demand for our products across all end markets.
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

	Three Months Ended
	January 29, 2022		January 30, 2021
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,653,054	62%	$946,386	61%
Direct customers	1,003,181	37%	589,456	38%
Other	28,058	1%	22,616	1%
Total revenue	$2,684,293	100%	$1,558,458	100%

* The sum of the individual percentages may not equal the total due to rounding.

As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end customer demand.
Gross Margin

	Three Months Ended
	January 29, 2022	January 30, 2021	$ Change	% Change
Gross margin	$1,401,997	$1,045,371	$356,626	34%
Gross margin %	52.2%	67.1%
Gross margin percentage decreased by 1,490 basis points in the three-month period ended January 29, 2022, as compared to the same period of the prior fiscal year, primarily as a result of additional cost of goods sold related to the Acquisition, including $271.4 million related to the nonrecurring fair value adjustment recorded to inventory and $214.2 million related to amortization expense of intangible assets. These increases in cost of sales as a result of the Acquisition were partially offset by favorable product mix, synergies related to the Acquisition and higher utilization of our factories due to increased customer demand.
Research and Development (R&D)

	Three Months Ended
	January 29, 2022	January 30, 2021	$ Change	% Change
R&D expenses	$426,780	$288,150	$138,630	48%
R&D expenses as a % of revenue	16%	18%
R&D expenses increased in the three-month period ended January 29, 2022, as compared to the same period of the prior fiscal year, primarily as a result of the Acquisition and to a lesser extent higher salary and benefit expenses and variable compensation expenses.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	January 29, 2022	January 30, 2021	$ Change	% Change
SMG&A expenses	$297,365	$185,275	$112,090	60%
SMG&A expenses as a % of revenue	11%	12%
SMG&A expenses increased in the three-month period ended January 29, 2022, as compared to the same period of the prior fiscal year, primarily as a result of the Acquisition as well as higher salary and benefit expenses and variable compensation expenses.
Amortization of Intangibles

	Three Months Ended
	January 29, 2022	January 30, 2021	$ Change	% Change
Amortization expenses	$253,367	$107,648	$145,719	135%
Amortization expenses as a % of revenue	9%	7%
Amortization expenses increased in the three-month period ended January 29, 2022, as compared to the same period of the prior fiscal year, primarily as a result of amortization expense of intangible assets recorded as a result of the Acquisition.

Special Charges, Net

	Three Months Ended
	January 29, 2022	January 30, 2021	$ Change	% Change
Special charges, net	$59,728	$438	$59,290	13,537%
Special charges, net as a % of revenue	2%	—%
Special charges, net increased in the three-month period ended January 29, 2022, as compared to the same period of the prior fiscal year, primarily as a result of severance and benefit costs as well as charges recorded from the acceleration of equity awards in connection with the termination of a limited number of employees as part of the integration of the Acquisition.
Operating Income

	Three Months Ended
	January 29, 2022	January 30, 2021	$ Change	% Change
Operating income	$364,757	$463,860	$(99,103)	(21)%
Operating income as a % of revenue	13.6%	29.8%
The year-over-year decrease in operating income in the three-month period ended January 29, 2022 was primarily the result of an increase in revenue of $1,125.8 million, which contributed to an increase in gross margin of $356.6 million, offset by increases of $145.7 million in amortization expenses, $138.6 million in R&D expenses, $112.1 million in SMG&A expenses and $59.3 million in special charges, net, as described above under the headings Revenue Trends by End Market, Gross Margin, Research and Development (R&D), Amortization of Intangibles, Selling, Marketing, General and Administrative (SMG&A) and Special Charges, Net.
Nonoperating Expense (Income)

	Three Months Ended
	January 29, 2022	January 30, 2021	$ Change
Total nonoperating expense (income)	$41,202	$27,242	$13,960
The year-over-year increase in nonoperating expense (income) in the three-month period ended January 29, 2022 was the result of higher interest expense related to our debt obligations and lower gains from other investments.
Provision for Income Taxes

	Three Months Ended
	January 29, 2022	January 30, 2021	$ Change
Provision for income taxes	$43,478	$48,099	$(4,621)
Effective income tax rate	13.4%	11.0%
The effective tax rates for the three-month periods ended January 29, 2022 and January 30, 2021 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our pretax income for the three-month periods ended January 29, 2022 and January 30, 2021 was primarily generated in Ireland at a tax rate of 12.5%.
See Note 12, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended
	January 29, 2022	January 30, 2021	$ Change	% Change
Net Income	$280,077	$388,519	$(108,442)	(28)%
Net Income as a % of revenue	10.4%	24.9%
Diluted EPS	$0.53	$1.04
Net income decreased in the three-month period ended January 29, 2022, as compared to the same period of the prior fiscal year, as a result of a $99.1 million decrease in operating income and a $14.0 million increase in nonoperating expense (income), partially offset by a $4.6 million decrease in provision for income taxes.

Liquidity and Capital Resources
At January 29, 2022, our principal source of liquidity was $1,790.4 million of cash and cash equivalents, of which approximately $681.7 million was held in the United States and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or the results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Three Months Ended
	January 29, 2022	January 30, 2021
Net cash provided by operating activities	$856,413	$427,941
Net cash provided by operations as a % of revenue	32%	27%
Net cash used for investing activities	$(103,309)	$(75,071)
Net cash used for financing activities	$(937,268)	$(363,823)
The following changes contributed to the net change in cash and cash equivalents in the three-month period ended January 29, 2022 as compared to the same period in fiscal 2021.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities during the three-month period ended January 29, 2022, as compared to the same period of the prior fiscal year, was primarily the result of an increase in net income adjusted for noncash amortization of intangibles and cost of goods sold for inventory acquired, offset by changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The increase in cash used for investing activities during the three-month period ended January 29, 2022, as compared to the same period of the prior fiscal year, was primarily the result of an increase in cash used for capital expenditures.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The increase in cash used for financing activities during the three-month period ended January 29, 2022, as compared to the same period of the prior fiscal year, was primarily the result of early termination of debt in the first quarter of fiscal 2022 and higher dividend payments to shareholders, partially offset by less cash used for common stock repurchases.
Working Capital

	January 29, 2022	October 30, 2021	$ Change	% Change
Accounts receivable	$1,636,928	$1,459,056	$177,872	12%
Days sales outstanding*	52	55
Inventory	$972,571	$1,200,610	$(228,039)	(19)%
Days cost of sales in inventory*	77	118
_______________________________________
*We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively. Cost of sales amounts used in the calculation of days cost of sales in inventory include Acquisition accounting adjustments related to the sale of acquired inventory written up to fair value, amortization of developed technology intangible assets acquired and depreciation related to the write-up of fixed assets to fair value.

The increase in accounts receivable in dollars was primarily the result of variations in the timing of collections and billings and increased revenue levels.
Inventory decreased primarily as a result of our October 30, 2021 balance including additional costs related to the Acquisition as a result of accounting for acquired inventory at fair-value. Inventory levels also fluctuate due to our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to approximately $2,221.9 million at January 29, 2022 from approximately $2,770.3 million at the end of fiscal 2021 primarily due to early termination of debt.
Debt
As of January 29, 2022, our debt obligations consisted of the following:

Principal Amount Outstanding
2024 Notes, due October 2024	$500,000
2025 Notes, due April 2025	400,000
2026 Notes, due December 2026	900,000
Maxim 2027 Notes, due June 2027	500,000
2028 Notes, due October 2028	750,000
2031 Notes, due October 2031	1,000,000
2036 Notes, due December 2036	144,278
2041 Notes, due October 2041	750,000
2045 Notes, due December 2045	332,587
2051 Notes, due October 2051	1,000,000
Total debt	$6,276,865
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of January 29, 2022, we were in compliance with these covenants.
Revolving Credit Facility
Our Third Amended and Restated Revolving Credit Agreement, dated as of June 23, 2021, provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions).
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of January 29, 2022, we were in compliance with these covenants.

Stock Repurchase Program
In fiscal 2021, we entered into accelerated share repurchase agreements (ASR) with third party financial institutions, paid $2.5 billion and received an initial delivery of 12.3 million shares of common stock, which represented approximately 80% of the notional amount of the ASR. As of October 30, 2021, we recorded the remaining 20%, or $500.0 million, within Prepaid expenses and other current assets on the Consolidated Balance Sheet, which was utilized during the first quarter of fiscal 2022. During the first quarter of fiscal 2022, the ASR was completed and an additional 2.1 million shares of common stock were received as final settlement of the ASR. In total, we repurchased 14.4 million shares of our common stock under the ASR at an average price per share of $173.77.
In the aggregate, our Board of Directors has authorized us to repurchase $16.7 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of January 29, 2022, an additional $7.3 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $111.1 million in the first three months of fiscal 2022 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2022 to be between 6% and 8% of revenue, which is above our historical levels primarily due to our plans to expand internal manufacturing capacity. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On February 15, 2022, our Board of Directors declared a cash dividend of $0.76 per outstanding share of common stock. The dividend will be paid on March 8, 2022 to all shareholders of record at the close of business on February 25, 2022 and is expected to total approximately $397.7 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board and will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Board.
Contractual Obligations
In the first quarter of fiscal 2022, we repaid approximately $500.0 million of principal on notes that were contractually due in March 2023. For additional information, see Note 11, Debt, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There have not been any other material changes during the three-month period ended January 29, 2022 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2021.
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
Critical Accounting Estimates
There were no material changes in the three-month period ended January 29, 2022 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 30, 2021.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the three-month period ended January 29, 2022 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended October 30, 2021.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 29, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 29, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended January 29, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business. The risk factors set forth below restate and supersede the risk factors set forth in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended October 30, 2021.
Risks Related to our Acquisition of Maxim Integrated Products, Inc. (Maxim)
We will incur substantial expenses related to the integration of Maxim.
In August 2021, we completed our acquisition of Maxim, which we refer to as the acquisition or the merger. We have incurred and expect to incur a number of non-recurring costs associated with combining the operations of the two companies. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including severance payments that may be made to certain Maxim employees, filing fees, printing expenses and other related charges.
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

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address integration challenges, we may be unable to successfully integrate the two companies or realize the anticipated benefits of the integration.
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
The continuing spread of COVID-19 has caused us to modify our business practices by, among other things, restricting employee travel, modifying employee work locations, and canceling physical participation in meetings, events and conferences. As a result of our changed workplace practices, many of our employees are temporarily working remotely. Any of these changes may adversely impact our business operations or customer relationships and result in further disruptions to our supply chain, manufacturing operations and facilities, and workplace. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers, which may cause even further disruption. Although these alterations to our business practices are intended to minimize the spread of COVID-19, we cannot provide assurance that such measures will be sufficient to mitigate the risks posed by COVID-19, and if a significant number of our employees or members of our board of directors become ill, our ability to perform critical functions could be harmed.
The COVID-19 pandemic has significantly increased economic and demand uncertainty. The COVID-19 pandemic has led to disruption and volatility in the global capital markets, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could cause further disruption in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition and results of operations.
We cannot at this time fully quantify or forecast the impact of the COVID-19 pandemic on our business. The full extent of the impact of the pandemic on our business, financial condition and results of operations will depend on future developments, which are highly uncertain, including the continued duration and severity of the pandemic, the severity and containment of certain variants of the virus, the availability, administration rates and effectiveness of vaccines, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.
Political and economic uncertainty as well as disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.
Continuing political and global macroeconomic uncertainty, including related to the COVID-19 pandemic, trade and political disputes between the United States and China, China-Taiwan relations, the United Kingdom's withdrawal from the European Union, tensions between Russia and the United States, Ukraine and European countries and uncertainty regarding the stability of global credit and financial markets may lead consumers and businesses to postpone or reduce spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Financial difficulties experienced by our customers could result in nonpayment or payment delays for previously purchased products, thereby increasing our credit risk exposure. Uncertainty regarding the macroeconomic conditions as well as the future stability of the global credit and financial markets could cause the value of the currency in the affected markets to deteriorate, thus reducing the purchasing power of those customers. Significant disruption to global credit and financial markets may also adversely affect our ability to access external financing sources on acceptable terms. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland, the Philippines, Thailand, and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Risks associated with our international business operations include the following:
•political, legal and economic changes, crises or instability and civil unrest in markets in which we do business, such as potential macroeconomic weakness related to trade and political disputes between the United States and China, changes in China-Taiwan relations that may adversely affect our operations in Taiwan, our customers, and the technology industry supply chain, the United Kingdom's withdrawal from the European Union, the implementation of the United States-Mexico-Canada Agreement and tensions between Russia and the United States, Ukraine and European countries;
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
If we are not able to meet our U.S. cash requirements, it may be necessary for us to consider repatriation of foreign earnings, which could have a material adverse effect on our results of operations and financial condition.
We carry outside basis differences in certain of our subsidiaries, primarily arising from acquisition accounting adjustments and certain undistributed earnings that are considered indefinitely reinvested. We intend to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate these earnings to fund our U.S. cash requirements. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are not able to meet our U.S. cash requirements through operations, borrowings under our current revolving credit facility, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
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
•the effects of adverse economic conditions in the markets in which we sell our products, including inflationary pressures, which has or may result in increased interest rates, fuel prices, wages, and other costs;
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first three months of the fiscal year ending October 29, 2022 was below our U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
Compliance with tax legislation may require the collection of information not regularly produced by us, and therefore necessitate the use of estimates in our Consolidated Financial Statements and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to tax legislation, and as more information is gathered and analyzed, our results may differ from previous estimates and may materially affect our Consolidated Financial Statements.
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
Our customers typically do not make long-term product purchase commitments, and incorrect forecasts or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
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
We rely, and plan to continue to rely, on third-party suppliers and service providers, including raw material and components suppliers, semiconductor wafer foundries, assembly and test contractors, and freight carriers (collectively, vendors)

in manufacturing our products. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, and costs. We currently source approximately half of our wafer requirements annually from third-party wafer foundries, including Taiwan Semiconductor Manufacturing Company (TSMC) and others. These foundries often provide wafer foundry services to our competitors and therefore periods of increased industry demand may result in capacity constraints. With respect to TSMC in particular, geopolitical changes in China-Taiwan relations could disrupt TSMC’s operations, which would adversely affect our ability to manufacture certain products. Recently, we have experienced increased demand leading to a constrained supply environment, which we believe will continue in the near term. In addition, our manufacturing processes require availability of certain raw materials and supplies. Limited or delayed access to these items could adversely affect our results of operations. In certain instances, one of our vendors may be the sole source of highly specialized processing services or materials. If such vendor is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement vendor, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement vendors are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers.
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
Risks Related to our Indebtedness
We have substantial existing indebtedness and the ability to incur significant additional indebtedness, which could limit our operations and our use of our cash flow and negatively impact our credit ratings.

As of January 29, 2022, we had approximately $6.3 billion in outstanding indebtedness. In addition, we had $2.5 billion of availability under our $2.5 billion of unsecured revolving credit facility. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to acquire new products and technologies through strategic acquisitions. We may also incur additional debt in the future, which would increase these risks.
Our ability to make payments of principal and interest on our indebtedness when due depends upon our future operating performance, as well as general economic conditions, industry cycles and other factors beyond our control. If we are unable to service or refinance our debt, we may be required to divert funds that would otherwise be invested in growing our business operations, repatriate earnings as dividends from foreign locations with potential negative tax consequences, or sell selected assets.

Such measures might not be sufficient to enable us to service our debt, which could negatively impact our financial results. In addition, we may not be able to obtain any such financing, refinancing or complete a sale of assets on economically favorable terms. In the case of financing or refinancing, favorable interest rates will depend on conditions in the debt capital markets. In addition, if our credit ratings are downgraded or put on watch for a potential downgrade, the applicable interest rate on borrowings under our current revolving credit facility may rise and our ability to obtain additional financing or refinance our existing debt may be negatively affected.
Restrictions in our revolving credit facility and outstanding debt instruments may limit our activities.
Our current revolving credit facility and outstanding debt instruments impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit us, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as changes in technology, government regulations and the level of competition in our markets. In addition, our revolving credit facility requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our revolving credit facility, the indentures governing our outstanding senior unsecured notes, or any future debt instruments to which we may become subject and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable and/or we may be restricted from further borrowing under our revolving credit facility.
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
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as Internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, employee malfeasance, user errors, catastrophes or other unforeseen events. Due to the COVID-19 pandemic, many of our employees and directors are temporarily working remotely, which may pose additional data security risks. We also rely upon external cloud providers for certain infrastructure activities. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. We may also be subject to security breaches of our information technology systems and certain of our products caused by viruses, illegal break-ins or hacking, sabotage, or acts of vandalism by third parties or our employees or contractors. Our security measures or those of our third-party service providers may not detect or prevent security breaches, defects, bugs or errors. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases where doing so is necessary to conduct our business. Those third parties may be subject to security breaches or otherwise compromise the protection of such information. Security breaches of our information technology systems or those of our partners could result in the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us or to our employees, partners, customers, suppliers, or other third parties, which could result in our suffering significant financial or reputational damage.
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
Our industry is subject to EHS requirements, particularly those that control and restrict the sourcing, use, transportation, emission, discharge, storage and disposal of certain substances, and materials used or produced in the semiconductor manufacturing process. Public attention to environmental sustainability and social responsibility concerns continues to increase, and our customers routinely include stringent environmental and other standards in their contracts with us. Changes in EHS laws or regulations may require us to invest in costly equipment or make manufacturing process changes and may adversely affect the sourcing, supply and pricing of materials used in our products. In particular, climate change concerns and the potential resulting environmental impact may result in new or more stringent environmental, health, and safety laws and regulations that may affect us, our suppliers, and our customers. Such laws or regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by potential or actual releases of such materials. Any failure to control such materials adequately or to comply with existing or future EHS statutory or regulatory standards, requirements or contractual obligations could result in any of the following, each of which could have a material adverse effect on our business and operating results:
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a) (d)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c) (d)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 31, 2021 through November 27, 2021	74,628	$184.97	—	$7,386,077,264
November 28, 2021 through December 25, 2021	8,177	$180.37	—	$7,386,077,264
December 26, 2021 through January 29, 2022	2,512,222	$172.01	2,435,354	$7,338,078,742
Total	2,595,027	$172.41	2,435,354	$7,338,078,742

(a)Includes 159,673 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
(b)The average price paid for shares in connection with vesting of restricted stock units/awards are averages of the closing stock price at the vesting date which is used to calculate the number of shares to be withheld.
(c)Shares repurchased pursuant to the stock repurchase program publicly announced on August 12, 2004 and updated thereafter. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions in an aggregate amount of up to $16.7 billion. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the repurchase program.
(d)Includes 2.1 million shares delivered as final settlement under our accelerated share repurchase agreements in January 2022, which were funded by a $500.0 million advance payment during fiscal 2021.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1†#	Form of Restricted Stock Unit Agreement for Non-Employee Directors for usage under the Company’s 2020 Equity Incentive Plan adopted December 7, 2021.
10.2†#	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 7, 2021.
10.3†#	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 1996 Stock Incentive Plan adopted December 7, 2021.
10.4†#	Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 7, 2021.
10.5†#	Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 7, 2021.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Schema Document.**
101.CAL	Inline XBRL Calculation Linkbase Document.**
101.LAB	Inline XBRL Labels Linkbase Document.**
101.PRE	Inline XBRL Presentation Linkbase Document.**
101.DEF	Inline XBRL Definition Linkbase Document.**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed or furnished herewith.
#	Indicates management contract or compensatory plan, contract or agreement.
*	The certification furnished in each of Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates each by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended January 29, 2022 and January 30, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 29, 2022 and January 30, 2021, (iii) Condensed Consolidated Balance Sheets at January 29, 2022 and October 30, 2021, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three months ended January 29, 2022 and January 30, 2021, (v) Condensed Consolidated Statements of Cash Flows for the three months ended January 29, 2022 and January 30, 2021 and (vi) Notes to Condensed Consolidated Financial Statements for the three months ended January 29, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: February 16, 2022	By:	/s/ Vincent Roche
Vincent Roche
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2022	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Senior Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)