Form 10-Q
period 2022-04-30
ANALOG DEVICES INC
filed 2022-05-18
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of April 30, 2022 there were 519,806,028 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Revenue	$2,972,064	$1,661,407	$5,656,357	$3,219,865
Cost of sales	1,027,544	524,770	2,309,840	1,037,857
Gross margin	1,944,520	1,136,637	3,346,517	2,182,008
Operating expenses:
Research and development	420,901	302,238	847,681	590,388
Selling, marketing, general and administrative	305,308	206,612	602,673	391,887
Amortization of intangibles	253,476	107,786	506,843	215,434
Special charges, net	46,674	311	106,402	749
Total operating expenses	1,026,359	616,947	2,063,599	1,198,458
Operating income:	918,161	519,690	1,282,918	983,550
Nonoperating expense (income):
Interest expense	49,548	43,066	101,512	85,545
Interest income	(563)	(290)	(781)	(499)
Other, net	(10,069)	929	(20,613)	(14,099)
Total nonoperating expense (income)	38,916	43,705	80,118	70,947
Income before income taxes	879,245	475,985	1,202,800	912,603
Provision for income taxes	95,972	53,080	139,450	101,179
Net income	$783,273	$422,905	$1,063,350	$811,424

Shares used to compute earnings per common share – basic	522,370	368,823	523,831	369,013
Shares used to compute earnings per common share – diluted	526,264	372,418	528,203	372,762

Basic earnings per common share	$1.50	$1.15	$2.03	$2.20
Diluted earnings per common share	$1.49	$1.14	$2.01	$2.18

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Net income	$783,273	$422,905	$1,063,350	$811,424
Foreign currency translation adjustments	(17,868)	(254)	(22,472)	8,025
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $258, $10,448, $248 and $17,109, respectively)	(3,757)	35,428	(2,710)	59,893
Changes in pension plans, net actuarial loss and foreign currency translation adjustments (net of taxes of $91, $86, $187 and $172, respectively)	2,628	412	4,132	(1,372)
Other comprehensive (loss) income	(18,997)	35,586	(21,050)	66,546
Comprehensive income	$764,276	$458,491	$1,042,300	$877,970

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	April 30, 2022	October 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$1,737,733	$1,977,964
Accounts receivable	1,608,254	1,459,056
Inventories	1,075,297	1,200,610
Prepaid expenses and other current assets	212,905	740,687
Total current assets	4,634,189	5,378,317
Non-current Assets
Net property, plant and equipment	2,094,148	1,979,051
Goodwill	26,923,756	26,918,470
Intangible assets, net	14,258,728	15,267,170
Deferred tax assets	2,325,317	2,267,269
Other assets	564,514	511,794
Total non-current assets	46,166,463	46,943,754
TOTAL ASSETS	$50,800,652	$52,322,071
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$451,443	$443,434
Income taxes payable	337,362	332,685
Debt, current	—	516,663
Accrued liabilities	1,537,407	1,477,530
Total current liabilities	2,326,212	2,770,312
Non-current Liabilities
Long-term debt	6,253,215	6,253,212
Deferred income taxes	3,873,084	3,938,830
Income taxes payable	698,525	811,337
Other non-current liabilities	549,834	555,838
Total non-current liabilities	11,374,658	11,559,217
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 519,806,028 shares outstanding (525,330,672 on October 30, 2021)	86,636	87,554
Capital in excess of par value	29,400,284	30,574,237
Retained earnings	7,820,477	7,517,316
Accumulated other comprehensive loss	(207,615)	(186,565)
Total shareholders’ equity	37,099,782	37,992,542
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,800,652	$52,322,071

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended April 30, 2022
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, JANUARY 29, 2022	523,315	$87,221	$30,093,961	$7,434,748	$(188,618)
Net income				783,273
Dividends declared and paid - $0.76 per share				(397,544)
Issuance of stock under stock plans and other	1,404	234	11,348
Stock-based compensation expense			70,996
Other comprehensive loss					(18,997)
Common stock repurchased	(4,913)	(819)	(776,021)
BALANCE, APRIL 30, 2022	519,806	$86,636	$29,400,284	$7,820,477	$(207,615)

	Six Months Ended April 30, 2022
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 30, 2021	525,331	$87,554	$30,574,237	$7,517,316	$(186,565)
Net income				1,063,350
Dividends declared and paid - $1.45 per share				(760,189)
Issuance of stock under stock plans and other	1,983	332	19,722
Stock-based compensation expense			157,935
Other comprehensive loss					(21,050)
Common stock repurchased	(7,508)	(1,250)	(1,351,610)
BALANCE, APRIL 30, 2022	519,806	$86,636	$29,400,284	$7,820,477	$(207,615)

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

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	April 30, 2022	May 1, 2021
Cash flows from operating activities:
Net income	$1,063,350	$811,424
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	137,016	108,775
Amortization of intangibles	1,008,900	290,745
Stock-based compensation expense	157,935	76,996
Cost of goods sold for inventory acquired	271,396	—
Deferred income taxes	(122,992)	(48,292)
Non-cash operating lease costs	(27,697)	8,040
Other	(10,225)	(12,122)
Changes in operating assets and liabilities	(399,463)	(71,263)
Total adjustments	1,014,870	352,879
Net cash provided by operating activities	2,078,220	1,164,303
Cash flows from investing activities:
Additions to property, plant and equipment	(229,912)	(126,558)
Other	13,010	(9,210)
Net cash used for investing activities	(216,902)	(135,768)
Cash flows from financing activities:
Early termination of debt	(519,116)	—
Dividend payments to shareholders	(760,189)	(483,608)
Repurchase of common stock	(852,860)	(345,871)
Proceeds from employee stock plans	20,054	43,672
Other	26,657	2,399
Net cash used for financing activities	(2,085,454)	(783,408)
Effect of exchange rate changes on cash	(16,095)	4,229
Net (decrease) increase in cash and cash equivalents	(240,231)	249,356
Cash and cash equivalents at beginning of period	1,977,964	1,055,860
Cash and cash equivalents at end of period	$1,737,733	$1,305,216

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2022 (UNAUDITED)
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
As of April 30, 2022, the Company had repurchased a total of approximately 178.5 million shares of its common stock for approximately $10.0 billion under the Company's share repurchase program. As of April 30, 2022, an additional $6.6 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Company.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first six months of fiscal 2022.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 30, 2021	$(25,795)	$(123,754)	$(37,016)	$(186,565)
Other comprehensive (loss) income before reclassifications	(22,472)	(20,728)	3,185	(40,015)
Amounts reclassified out of other comprehensive income	—	18,266	1,134	19,400
Tax effects	—	(248)	(187)	(435)
Other comprehensive (loss) income	(22,472)	(2,710)	4,132	(21,050)
April 30, 2022	$(48,267)	$(126,464)	$(32,884)	$(207,615)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended		Six Months Ended
Comprehensive Income Component	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021	Location
Unrealized holding (gains) losses on derivatives
Currency forwards	$2,113	$(1,363)	$3,864	$(3,350)	Cost of sales
	1,373	(791)	2,583	(1,855)	Research and development
	2,485	(606)	4,357	(1,824)	Selling, marketing, general and administrative
Interest rate derivatives	3,731	464	7,462	928	Interest expense
	9,702	(2,296)	18,266	(6,101)	Total before tax
	(1,485)	329	(2,786)	533	Tax
	$8,217	$(1,967)	$15,480	$(5,568)	Net of tax

Amortization of pension components included in the computation of net periodic pension cost
Actuarial losses	549	750	1,134	1,498
	(91)	(86)	(187)	(172)	Tax
	$458	$664	$947	$1,326	Net of tax

Total amounts reclassified out of AOCI, net of tax	$8,675	$(1,303)	$16,427	$(4,242)
Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Net Income	$783,273	$422,905	$1,063,350	$811,424
Basic shares:
Weighted-average shares outstanding	522,370	368,823	523,831	369,013
Earnings per common share basic:	$1.50	$1.15	$2.03	$2.20
Diluted shares:
Weighted-average shares outstanding	522,370	368,823	523,831	369,013
Assumed exercise of common stock equivalents	3,894	3,595	4,372	3,749
Weighted-average common and common equivalent shares	526,264	372,418	528,203	372,762
Earnings per common share diluted:	$1.49	$1.14	$2.01	$2.18
Anti-dilutive shares related to:
Outstanding stock-based awards	738	622	461	430

Note 5 – Special Charges, net
Liabilities related to special charges, net are included in Accrued liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Closure of Manufacturing Facilities	Global Repositioning Actions
Balance at October 30, 2021	$25,774	$21,065
Employee severance and benefit costs	75	44,411
Facility closure costs	6,513	—
Severance and benefit payments	(4,016)	(25,776)
Facility closure cost payments	(6,513)	—
Effect of foreign currency on accrual	—	(54)
Balance at January 29, 2022	$21,833	$39,646
Employee severance and benefit costs	—	39,610
Facility closure costs	4,287	—
Severance and benefit payments	(14,026)	(25,608)
Facility closure cost payments	(4,287)	—
Effect of foreign currency on accrual	—	(156)
Balance at April 30, 2022	$7,807	$53,492
Closure of Manufacturing Facilities
The Company recorded net special charges of $66.9 million on a cumulative basis through April 30, 2022 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation.
The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations, one-time termination benefits for the impacted manufacturing, engineering and selling, marketing, general and administrative (SMG&A) employees and other exit costs. These one-time termination benefits are being recognized over the future service period required for employees to earn these benefits.
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
Global Repositioning Actions
The Company recorded net special charges of $316.4 million on a cumulative basis through April 30, 2022, as part of the integration of the Acquisition and continued organizational initiatives to better align its global workforce with the Company's long-term strategic plan. Special charges of $95.5 million recognized in the first six months of fiscal 2022 primarily consisted of $103.8 million of severance and benefit costs as well as charges recorded from the acceleration of equity awards in connection with the termination of certain employees in manufacturing, engineering and SMG&A roles at sites assumed related to the Acquisition and various locations throughout the world. These charges were partially offset by a gain of $8.3 million recognized upon the sale of a business.
Note 6 – Property, Plant and Equipment
During fiscal 2021, the Company ceased production at its Hillview wafer fabrication facility located in Milpitas, California and determined that this facility met the held for sale criteria specified in ASC 360. As of April 30, 2022, Prepaid expenses and other current assets includes the following assets held for sale recorded at the fair value of the asset group, less costs to sell:

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

	Three Months Ended
	April 30, 2022			May 1, 2021
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,501,111	51%	54%	$975,706	59%
Automotive	633,926	21%	145%	258,943	16%
Communications	473,074	16%	70%	278,650	17%
Consumer	363,953	12%	146%	148,108	9%
Total revenue	$2,972,064	100%	79%	$1,661,407	100%

	Six Months Ended
	April 30, 2022			May 1, 2021
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$2,847,838	50%	55%	$1,833,198	57%
Automotive	1,184,927	21%	134%	505,748	16%
Communications	885,450	16%	58%	560,904	17%
Consumer	738,142	13%	131%	320,015	10%
Total revenue	$5,656,357	100%	76%	$3,219,865	100%
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

	Three Months Ended
	April 30, 2022		May 1, 2021
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,849,988	62%	$1,092,928	66%
Direct customers	1,091,710	37%	546,555	33%
Other	30,366	1%	21,924	1%
Total revenue	$2,972,064	100%	$1,661,407	100%

	Six Months Ended
	April 30, 2022		May 1, 2021
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$3,503,042	62%	$2,039,314	63%
Direct customers	2,094,891	37%	1,136,011	35%
Other	58,424	1%	44,540	1%
Total revenue	$5,656,357	100%	$3,219,865	100%
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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of April 30, 2022 and October 30, 2021. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of April 30, 2022 and October 30, 2021, the Company held $1,030.1 million and $1,315.0 million, respectively, of cash that was excluded from the tables below.

	April 30, 2022
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$577,683	$—	$577,683
Corporate obligations (1)	—	129,941	129,941
Other assets:
Deferred compensation plan investments	66,390	—	66,390
Total assets measured at fair value	$644,073	$129,941	$774,014
Liabilities
Forward foreign currency exchange contracts (2)	$—	$22,524	$22,524
Total liabilities measured at fair value	$—	$22,524	$22,524
(1)The amortized cost of the Company’s investments classified as available-for-sale as of April 30, 2022 was $130.0 million.
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

	April 30, 2022		October 30, 2021
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
Maxim 2023 Notes, due March 2023	$—	$—	$500,000	$520,236
2024 Notes, due October 2024	500,000	496,904	500,000	500,482
2025 Notes, due April 2025	400,000	394,337	400,000	423,265
2026 Notes, due December 2026	900,000	895,250	900,000	986,243
Maxim 2027 Notes, due June 2027	500,000	484,078	500,000	542,942
2028 Notes, due October 2028	750,000	655,130	750,000	743,109
2031 Notes, due October 2031	1,000,000	854,753	1,000,000	996,702
2036 Notes, due December 2036	144,278	143,752	144,278	176,960
2041 Notes, due October 2041	750,000	595,806	750,000	758,246
2045 Notes, due December 2045	332,587	365,491	332,587	469,592
2051 Notes, due October 2051	1,000,000	772,751	1,000,000	1,029,830
Total debt	$6,276,865	$5,658,252	$6,776,865	$7,147,607
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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos, Thai Baht, South Korean Won and Japanese Yen as of April 30, 2022 and October 30, 2021 were $289.3 million and $343.6 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets

as of April 30, 2022 and October 30, 2021 were as follows:

		Fair Value At
	Balance Sheet Location	April 30, 2022	October 30, 2021
Forward foreign currency exchange contracts	Accrued liabilities	$19,214	$7,113
As of April 30, 2022 and October 30, 2021, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $249.4 million and $120.0 million, respectively. The fair values of these hedging instruments in the Company’s Condensed Consolidated Balance Sheets were immaterial as of April 30, 2022 and October 30, 2021.
The Company estimates $14.0 million, net of tax, of settlements on forward foreign currency derivative instruments included in AOCI will be reclassified into earnings within the next twelve months.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Condensed Consolidated Balance Sheets on a net basis. As of April 30, 2022 and October 30, 2021, none of the netting arrangements involved collateral.
The following table presents the gross amounts of the Company's forward foreign currency exchange contract derivative assets and liabilities and the net amounts recorded in the Company's Condensed Consolidated Balance Sheets:

	April 30, 2022	October 30, 2021
Gross amounts of recognized liabilities	$(24,924)	$(8,404)
Gross amount of recognized assets	2,400	319
Net liabilities offset and presented in the Condensed Consolidated Balance Sheets	$(22,524)	$(8,085)
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of April 30, 2022 and October 30, 2021, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 10 – Inventories
Inventories at April 30, 2022 and October 30, 2021 were as follows:

	April 30, 2022	October 30, 2021
Raw materials	$85,122	$71,639
Work in process	756,449	858,627
Finished goods	233,726	270,344
Total inventories	$1,075,297	$1,200,610
Note 11 – Debt
In conjunction with the Acquisition, the Company acquired $500.0 million aggregate principal amount of Maxim’s 3.375% senior unsecured and unsubordinated notes due March 15, 2023 (the Maxim March 2023 Notes). On November 4, 2021, the Maxim March 2023 Notes were redeemed for cash at a redemption price equal to $1,038.23 for each $1,000 principal amount.

Note 12 – Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended April 30, 2022 and May 1, 2021 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income.
During the first six-months of fiscal 2022, the Company increased acquisition related tax reserves by $15.6 million consisting of $12.3 million in tax and $3.3 million in accrued interest primarily relating to tax audits. It is reasonably possible that the balance of gross unrecognized tax benefits, including accrued interest and penalties, could decrease by as much as $146.0 million within the next twelve months due to the completion of tax audits, including any administrative appeals.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal years ended November 3, 2018 and November 2, 2019; a pre-acquisition IRS income tax audit for Maxim's fiscal years ended June 27, 2015 through June 27, 2020; various U.S. state and local audits and various international audits. The Company's U.S. federal tax returns prior to the fiscal year ended November 3, 2018 are no longer subject to examination, except for the Maxim pre-Acquisition fiscal years 2015 to 2020 noted above.
Note 13 – New Accounting Pronouncements
Standards Implemented
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for accounting for contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The provisions of this standard are available for election through December 31, 2022. The Company adopted this standard in the first quarter of fiscal 2022 with no material impact on the Company's financial position and results of operations.
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
Note 14 – Acquisitions
Maxim Integrated Products, Inc.
On the Acquisition Date, the Company completed its acquisition of all of the voting interests of Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies. The total consideration paid to acquire Maxim, which consisted of cash, common stock of the Company and share-based compensation awards, was approximately $28.0 billion. The Company believes the combination creates an expanded suite of top-performing mixed-signal and power management technology offerings and complements the Company's legacy offerings. The results of operations of Maxim from the Acquisition Date are included in the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statement of Shareholders’ Equity for the three- and six-month periods ended April 30, 2022.
During the first half of fiscal 2022, the Company recorded acquisition accounting adjustments of $15.3 million to goodwill comprised of $19.0 million to income tax payable and $1.6 million to accrued liabilities offset by decreases of $3.5 million to deferred income taxes and $1.8 million to other non-current liabilities. The Acquisition accounting is not complete and additional information relating to conditions that existed at the Acquisition Date may become known to the

Company during the remainder of the measurement period. As of the filing date of this Quarterly Report on Form 10-Q, the Company is still in the process of valuing Maxim's assets, including fixed assets, intangible assets, and liabilities, including related income tax accounting.
The following unaudited pro forma consolidated financial information for the three- and six-month periods ended May 1, 2021 combines the results of the Company for the three- and six-month periods ended May 1, 2021 and the unaudited results of Maxim for the corresponding period. The unaudited pro forma consolidated financial information assumes that the Acquisition, which closed on August 26, 2021, was completed on November 3, 2019 (the first day of fiscal 2020). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, fair value adjustments for acquired inventory, property, plant and equipment and long-term debt and compensation expense for ongoing share-based compensation arrangements that were replaced in conjunction with the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 3, 2019. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

	Pro Forma Three Months Ended (unaudited)	Pro Forma Six Months Ended (unaudited)
	May 1, 2021	May 1, 2021
Revenue	$2,320,711	$4,498,698
Net income	$352,949	$625,506
Basic net income per common share	$0.66	$1.16
Diluted net income per common share	$0.65	$1.15
Note 15 - Commitments and Contingencies
On March 17, 2022, Walter E. Ryan and Ryan Asset Management, LLC, purported stockholders of Maxim, filed a putative class action in the Court of Chancery of the State of Delaware (C.A. No. 2022—0255) against the Company and the former directors of Maxim. The complaint alleges breach of fiduciary duties by the individual defendants in connection with Maxim’s agreement, as part of the merger negotiations with the Company, to suspend Maxim dividends for up to four quarters prior to the closing of the Acquisition. The complaint further alleges that the Company aided and abetted that alleged breach of fiduciary duties. The plaintiffs seek damages in an amount to be determined at trial, plaintiffs’ costs and disbursements, including reasonable attorneys’ and experts’ fees, costs and other expenses. The Company believes that it and the other defendants have meritorious defenses to these allegations; however, the Company is currently unable to determine the ultimate outcome of this matter or determine an estimate, or a range of estimates, of potential losses, if any.
Note 16 – Subsequent Events
On May 17, 2022, the Board of Directors of the Company declared a cash dividend of $0.76 per outstanding share of common stock. The dividend will be paid on June 9, 2022 to all shareholders of record at the close of business on May 31, 2022 and is expected to total approximately $395.1 million.

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
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; the effects of business, economic, political, legal, and regulatory impacts or conflicts upon our global operations; changes in demand for semiconductors and the related changes in demand and supply for our products; manufacturing delays, product availability, and supply chain disruptions; our ability to recruit or retain our key personnel; our future liquidity, capital needs and capital expenditures; our development of technologies and research and development investments; the impact of the COVID-19 pandemic on our business, financial condition and results of operations; our future market position and expected competitive changes in the marketplace for our products; our plans and ability to pay dividends or repurchase stock; our ability to service our outstanding debt; our expected tax rate; the effect of changes in or the application of new or revised tax laws; expected cost savings; the effect of new accounting pronouncements; our ability to successfully integrate or realize the benefits or synergies expected of acquired businesses and technologies, including the acquired business, operations and employees of Maxim Integrated Products, Inc.; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.
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
Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	April 30, 2022	May 1, 2021	$ Change	% Change
Revenue	$2,972,064	$1,661,407	$1,310,657	79%
Gross margin %	65.4%	68.4%
Net income	$783,273	$422,905	$360,368	85%
Net income as a % of revenue	26.4%	25.5%
Diluted EPS	$1.49	$1.14	$0.35	31%

	Six Months Ended
	April 30, 2022	May 1, 2021	$ Change	% Change
Revenue	$5,656,357	$3,219,865	$2,436,492	76%
Gross margin %	59.2%	67.8%
Net income	$1,063,350	$811,424	$251,926	31%
Net income as a % of revenue	18.8%	25.2%
Diluted EPS	$2.01	$2.18	$(0.17)	(8)%
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

	Three Months Ended
	April 30, 2022			May 1, 2021
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,501,111	51%	54%	$975,706	59%
Automotive	633,926	21%	145%	258,943	16%
Communications	473,074	16%	70%	278,650	17%
Consumer	363,953	12%	146%	148,108	9%
Total revenue	$2,972,064	100%	79%	$1,661,407	100%

	Six Months Ended
	April 30, 2022			May 1, 2021
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$2,847,838	50%	55%	$1,833,198	57%
Communications	885,450	16%	58%	560,904	17%
Automotive	1,184,927	21%	134%	505,748	16%
Consumer	738,142	13%	131%	320,015	10%
Total revenue	$5,656,357	100%	76%	$3,219,865	100%
* The sum of the individual percentages may not equal the total due to rounding.
Revenue increased 79% and 76% in the three- and six-month periods ended April 30, 2022, respectively, as compared to the same periods of the prior fiscal year, with the Acquisition contributing approximately 70% of those increases. From an end market perspective, revenue increased in the three- and six-month periods ended April 30, 2022, as compared to the same periods of the prior fiscal year, primarily as a result of the Acquisition and higher demand for our products across all end markets.
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

	Three Months Ended
	April 30, 2022		May 1, 2021
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,849,988	62%	$1,092,928	66%
Direct customers	1,091,710	37%	546,555	33%
Other	30,366	1%	21,924	1%
Total revenue	$2,972,064	100%	$1,661,407	100%

	Six Months Ended
	April 30, 2022		May 1, 2021
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$3,503,042	62%	$2,039,314	63%
Direct customers	2,094,891	37%	1,136,011	35%
Other	58,424	1%	44,540	1%
Total revenue	$5,656,357	100%	$3,219,865	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end customer demand.
Gross Margin

	Three Months Ended				Six Months Ended
	April 30, 2022	May 1, 2021	$ Change	% Change	April 30, 2022	May 1, 2021	$ Change	% Change
Gross margin	$1,944,520	$1,136,637	$807,883	71%	$3,346,517	$2,182,008	$1,164,509	53%
Gross margin %	65.4%	68.4%			59.2%	67.8%
Gross margin percentage decreased by 300 and 860 basis points in the three- and six-month periods ended April 30, 2022, respectively, as compared to the same periods of the prior fiscal year. In the three-month period ended April 30, 2022, this decrease was primarily as a result of additional cost of goods sold related to the Acquisition, including $214.2 million related to amortization expense of intangible assets. In the six-month period ended April 30, 2022, this decrease was primarily as a result of additional cost of goods sold related to the Acquisition, including $428.5 million related to amortization expense of intangible assets and $271.4 million related to the nonrecurring fair value adjustment recorded to inventory. The unfavorable impact of these increases in cost of sales on gross margin percent was partially offset by favorable product mix, synergies related to the Acquisition and higher utilization of our factories due to increased customer demand.
Research and Development (R&D)

	Three Months Ended				Six Months Ended
	April 30, 2022	May 1, 2021	$ Change	% Change	April 30, 2022	May 1, 2021	$ Change	% Change
R&D expenses	$420,901	$302,238	$118,663	39%	$847,681	$590,388	$257,293	44%
R&D expenses as a % of revenue	14%	18%			15%	18%

R&D expenses increased in the three- and six-month periods ended April 30, 2022, as compared to the same periods of the prior fiscal year, primarily as a result of the Acquisition.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	April 30, 2022	May 1, 2021	$ Change	% Change	April 30, 2022	May 1, 2021	$ Change	% Change
SMG&A expenses	$305,308	$206,612	$98,696	48%	$602,673	$391,887	$210,786	54%
SMG&A expenses as a % of revenue	10%	12%			11%	12%
SMG&A expenses increased in the three- and six-month periods ended April 30, 2022, as compared to the same periods of the prior fiscal year, primarily as a result of the Acquisition as well as higher variable compensation expenses and salary and benefit expenses, partially offset by lower acquisition-related transaction costs.
Amortization of Intangibles

	Three Months Ended				Six Months Ended
	April 30, 2022	May 1, 2021	$ Change	% Change	April 30, 2022	May 1, 2021	$ Change	% Change
Amortization expenses	$253,476	$107,786	$145,690	135%	$506,843	$215,434	$291,409	135%
Amortization expenses as a % of revenue	9%	6%			9%	7%
Amortization expenses increased in the three-and six-month periods ended April 30, 2022, as compared to the same periods of the prior fiscal year, primarily as a result of amortization expense of intangible assets recorded as a result of the Acquisition.
Special Charges, Net

	Three Months Ended				Six Months Ended
	April 30, 2022	May 1, 2021	$ Change	% Change	April 30, 2022	May 1, 2021	$ Change	% Change
Special charges, net	$46,674	$311	$46,363	14,908%	$106,402	$749	$105,653	14,106%
Special charges, net as a % of revenue	2%	—%			2%	—%
Special charges, net increased in the three- and six-month periods ended April 30, 2022, as compared to the same periods of the prior fiscal year, primarily as a result of charges recorded as part of the integration of the Acquisition and continued organizational initiatives to better align our global workforce with our long-term strategic plan. The charges were primarily for severance and benefit costs as well as charges recorded from the acceleration of equity awards in connection with the termination of certain employees in manufacturing, engineering and SMG&A roles at sites assumed related to the Acquisition and various locations throughout the world. In the six-month period ended April 30, 2022, these charges were partially offset by a gain of $8.3 million recognized upon the sale of a business.

Operating Income

	Three Months Ended				Six Months Ended
	April 30, 2022	May 1, 2021	$ Change	% Change	April 30, 2022	May 1, 2021	$ Change	% Change
Operating income	$918,161	$519,690	$398,471	77%	$1,282,918	$983,550	$299,368	30%
Operating income as a % of revenue	30.9%	31.3%			22.7%	30.5%
The year-over-year increase in operating income in the three-month period ended April 30, 2022 was primarily the result of an increase in revenue of $1,310.7 million, which contributed to an increase in gross margin of $807.9 million, offset by increases of $145.7 million in amortization expenses, $118.7 million in R&D expenses, $98.7 million in SMG&A expenses and $46.4 million in special charges, net, as described above under the headings Revenue Trends by End Market, Gross Margin, Amortization of Intangibles, Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A) and Special Charges, Net.
The year-over-year increase in operating income in the six-month period ended April 30, 2022 was primarily the result of an increase in revenue of $2,436.5 million, which contributed to an increase in gross margin of $1,164.5 million, offset by increases of $291.4 million in amortization expenses, $257.3 million in R&D expenses, $210.8 million in SMG&A expenses and $105.7 million in special charges, net, as described above under the headings Revenue Trends by End Market, Gross Margin, Amortization of Intangibles, Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A) and Special Charges, Net.
Nonoperating Expense (Income)

	Three Months Ended			Six Months Ended
	April 30, 2022	May 1, 2021	$ Change	April 30, 2022	May 1, 2021	$ Change
Total nonoperating expense (income)	$38,916	$43,705	$(4,789)	$80,118	$70,947	$9,171
The year-over-year decrease in nonoperating expense (income) in the three-month period ended April 30, 2022 was primarily the result of gains recorded in other investments and a favorable impact of foreign currencies in the second quarter of fiscal 2022, partially offset by higher interest expense and amortization related to our debt obligations.
The year-over-year increase in nonoperating expense (income) in the six-month period ended April 30, 2022 was the result of higher interest expense and amortization related to our debt obligations, partially offset by a favorable impact of foreign currencies and higher gains from other investments.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	April 30, 2022	May 1, 2021	$ Change	April 30, 2022	May 1, 2021	$ Change
Provision for income taxes	$95,972	$53,080	$42,892	$139,450	$101,179	$38,271
Effective income tax rate	10.9%	11.2%		11.6%	11.1%
The effective tax rates for the three- and six-month periods ended April 30, 2022 and May 1, 2021 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our pretax income for the three- and six-month periods ended April 30, 2022 and May 1, 2021 was primarily generated in Ireland at a tax rate of 12.5%.
See Note 12, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Net Income

	Three Months Ended				Six Months Ended
	April 30, 2022	May 1, 2021	$ Change	% Change	April 30, 2022	May 1, 2021	$ Change	% Change
Net Income	$783,273	$422,905	$360,368	85%	$1,063,350	$811,424	$251,926	31%
Net Income as a % of revenue	26.4%	25.5%			18.8%	25.2%
Diluted EPS	$1.49	$1.14			$2.01	$2.18
Net income increased in the three-month period ended April 30, 2022, as compared to the same period of the prior fiscal year, as a result of a $398.5 million increase in operating income and a $4.8 million decrease in nonoperating expense (income), partially offset by a $42.9 million increase in provision for income taxes.
Net income increased in the six-month period ended April 30, 2022, as compared to the same period of the prior fiscal year, as a result of a $299.4 million increase in operating income, partially offset by a $38.3 million increase in provision for income taxes and a $9.2 million increase in nonoperating expense (income).
Liquidity and Capital Resources
At April 30, 2022, our principal source of liquidity was $1,737.7 million of cash and cash equivalents, of which approximately $440.0 million was held in the United States and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or the results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Six Months Ended
	April 30, 2022	May 1, 2021
Net cash provided by operating activities	$2,078,220	$1,164,303
Net cash provided by operations as a % of revenue	37%	36%
Net cash used for investing activities	$(216,902)	$(135,768)
Net cash used for financing activities	$(2,085,454)	$(783,408)
The following changes contributed to the net change in cash and cash equivalents in the six-month period ended April 30, 2022 as compared to the same period in fiscal 2021.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities during the six-month period ended April 30, 2022, as compared to the same period of the prior fiscal year, was primarily the result of an increase in net income adjusted for noncash amortization of intangibles and cost of goods sold for inventory acquired, offset by changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The increase in cash used for investing activities during the six-month period ended April 30, 2022, as compared to the same period of the prior fiscal year, was primarily the result of an increase in cash used for capital expenditures.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The increase in cash used for financing activities during the six-month period ended April 30, 2022, as compared to the same period of the prior fiscal year, was primarily the result of early termination of debt in the first quarter of fiscal 2022, more cash used for common stock repurchases and higher dividend payments to shareholders.
Working Capital

	April 30, 2022	October 30, 2021	$ Change	% Change
Accounts receivable	$1,608,254	$1,459,056	$149,198	10%
Days sales outstanding*	50	55
Inventory	$1,075,297	$1,200,610	$(125,313)	(10)%
Days cost of sales in inventory*	91	118
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
Inventory decreased primarily as a result of our October 30, 2021 balance, including additional costs related to the Acquisition as a result of accounting for acquired inventory at fair-value. Inventory levels also fluctuate due to our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to approximately $2,326.2 million at April 30, 2022 from approximately $2,770.3 million at the end of fiscal 2021 primarily due to early termination of debt.
Debt
As of April 30, 2022, our debt obligations consisted of the following:

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
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of April 30, 2022, we were in compliance with these covenants.
Revolving Credit Facility
Our Third Amended and Restated Revolving Credit Agreement, dated as of June 23, 2021, provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions).

We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of April 30, 2022, we were in compliance with these covenants.
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
In the aggregate, our Board of Directors has authorized us to repurchase $16.7 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of April 30, 2022, an additional $6.6 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $229.9 million in the first six months of fiscal 2022 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2022 to be between 6% and 8% of revenue, which is above our historical levels primarily due to our plans to expand internal manufacturing capacity. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On May 17, 2022, our Board of Directors declared a cash dividend of $0.76 per outstanding share of common stock. The dividend will be paid on June 9, 2022 to all shareholders of record at the close of business on May 31, 2022 and is expected to total approximately $395.1 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board and will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Board.
Contractual Obligations
In the first quarter of fiscal 2022, we repaid approximately $500.0 million of principal on notes that were contractually due in March 2023. For additional information, see Note 11, Debt, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There have not been any other material changes during the six-month period ended April 30, 2022 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2021.
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

Critical Accounting Estimates
There were no material changes in the three-month period ended April 30, 2022 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 30, 2021.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the six-month period ended April 30, 2022 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended October 30, 2021.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings
On March 17, 2022, Walter E. Ryan and Ryan Asset Management, LLC, purported stockholders of Maxim Integrated Products, Inc. (Maxim), filed a putative class action in the Court of Chancery of the State of Delaware (C.A. No. 2022—0255) against the Company and the former directors of Maxim. The complaint alleges breach of fiduciary duties by the individual defendants in connection with Maxim’s agreement, as part of the merger negotiations with the Company, to suspend Maxim dividends for up to four quarters prior to the closing of the acquisition of Maxim by the Company. The complaint further alleges that the Company aided and abetted that alleged breach of fiduciary duties. The plaintiffs seek damages in an amount to be determined at trial, plaintiffs’ costs and disbursements, including reasonable attorneys’ and experts’ fees, costs and other expenses. The Company believes that it and the other defendants have meritorious defenses to these allegations; however, the Company is currently unable to determine the ultimate outcome of this matter or determine an estimate, or a range of estimates, of potential losses, if any.

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
Risks Related to our Acquisition of Maxim Integrated Products, Inc. (Maxim)
We will continue to incur substantial expenses related to the ongoing integration of Maxim.
In August 2021, we completed our acquisition of Maxim, which we refer to as the acquisition or the merger. We have incurred and expect to continue to incur a number of non-recurring costs associated with combining the operations of the two companies. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including severance payments that may be made to certain Maxim employees, and other related charges.
The combined company has and will continue to incur restructuring and ongoing integration costs in connection with the merger. The costs related to restructuring are being expensed as a cost of the ongoing results of operations. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the merger and the ongoing integration of Maxim’s business. Although we expect that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the ongoing integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term or at all.
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
The merger involves the combination of two companies which operated, until the completion of the merger, as independent public companies. There can be no assurances that the two businesses can be integrated successfully. It is possible that the ongoing integration process could result in the loss of key employees from both companies, the loss of customers, the disruption of ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated. Management must devote attention and resources to continue integrating the combined company's business practices and operations. Potential difficulties the combined company may encounter as the integration process continues include the following:

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
Any of these factors could result in the combined company failing to realize the anticipated benefits of the acquisition, on the expected timeline or at all. An inability to realize the full extent of the anticipated benefits of the merger, as well as any delays encountered in the continuing integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company.
In addition, the continuing integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address integration challenges, we may be unable to successfully integrate the two companies or realize the anticipated benefits of the ongoing integration.
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
The continuing spread of COVID-19 has caused us and continues to cause us to modify our business practices by, among other things, restricting employee travel, modifying employee work locations, and canceling physical participation in meetings, events and conferences. As a result of our changed workplace practices, some of our employees continue to work remotely. Any of these changes may adversely impact our business operations or customer relationships and result in further disruptions to our supply chain, manufacturing operations and facilities, and workplace. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers, which may cause even further disruption. Although these alterations to our business practices are intended to minimize the spread of COVID-19, we cannot provide assurance that such measures will be sufficient to mitigate the risks posed by COVID-19, and if a significant number of our employees or members of our board of directors become ill, our ability to perform critical functions could be harmed.
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
Continuing political and global macroeconomic uncertainty, including related to the COVID-19 pandemic, trade and political disputes between the United States and China, China-Taiwan relations, the United Kingdom's withdrawal from the European Union, the ongoing conflict between Russia and Ukraine, tensions between Russia, the United States and European countries and uncertainty regarding the stability of global credit and financial markets may lead consumers and businesses to postpone or reduce spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Financial difficulties experienced by our customers could result in nonpayment or payment delays for previously purchased products, thereby increasing our credit risk exposure. Uncertainty regarding the macroeconomic conditions as well as the future stability of the global credit and financial markets could cause the value of the currency in the affected markets to deteriorate, thus reducing the purchasing power of those customers. Significant disruption to global credit and financial markets may also adversely affect our ability to access external financing sources on acceptable terms. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
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
We have significant operations and manufacturing facilities outside the United States, including in Ireland, the Philippines, Thailand, and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. Risks associated with our international business operations include the following:
•political, legal and economic changes, crises or instability and civil unrest in markets in which we do business, such as potential macroeconomic weakness related to trade and political disputes between the United States and China, changes in China-Taiwan relations that may adversely affect our operations in Taiwan, our customers, and the technology industry supply chain, the United Kingdom's withdrawal from the European Union, the implementation of the United States-Mexico-Canada Agreement and the ongoing conflict between Russia and Ukraine;
•compliance requirements of U.S. customs and export regulations, including the Export Administration Regulations and the International Traffic and Arms Regulations;
•currency conversion risks and exchange rate and interest rate fluctuations, including the potential impact of the transition from LIBOR;
•trade policy, commercial, travel, export or taxation disputes or restrictions, import or export tariffs, changes to export classifications or other restrictions imposed by the U.S. government or by the governments of the countries in which we do business, particularly in China;
•sanctions imposed by governments in countries in which we do business, including those imposed on Russia by, among others, the European Union, the U.S. and the United Kingdom in response to the ongoing conflict between Russia and Ukraine, which sanctions restrict a wide range of trade and financial dealings with Russian and Russian persons, as well as certain regions in Ukraine;
•complex, varying and changing government regulations and legal standards and requirements, particularly with respect to tax regulations, price protection, competition practices, export control regulations and restrictions, customs and tax requirements, immigration, anti-boycott regulations, data privacy, cyber security, sustainability and climate-related regulations, intellectual property, anti-corruption and environmental compliance, including the Foreign Corrupt Practices Act;
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first three and six months of the fiscal year ending October 29, 2022 was below our U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our key personnel, including our leadership team, management and technical personnel, particularly our experienced engineers. The competition for these employees is intense and the labor market is tight. Further, we have recently experienced an increase in undesired attrition. The loss of key personnel or the inability to attract, timely hire and retain key employees with critical technical skills to achieve our strategy, including as a result of changes to immigration policies, could cause business disruptions, increased expenses to address any disruptions, and could have a material adverse effect on our business. We do not maintain any key person life insurance policy on any of our officers or other employees.

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
•U.S. and foreign government actions, including with respect to trade, travel, export and taxation, such as the adoption of comprehensive sanctions by, among others, the European Union, the U.S., and the United Kingdom in response to the ongoing conflict between Russia and Ukraine;
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
As of April 30, 2022, we had approximately $6.3 billion in outstanding indebtedness. In addition, we had $2.5 billion of availability under our $2.5 billion of unsecured revolving credit facility. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to acquire new products and technologies through strategic acquisitions. We may also incur additional debt in the future, which would increase these risks.
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
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as Internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, employee malfeasance, user errors, catastrophes or other unforeseen events. Due to the COVID-19 pandemic, some of our employees continue to work remotely, which may pose additional data security risks. We also rely upon external cloud providers for certain infrastructure activities. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. We may also be subject to security breaches of our information technology systems and certain of our products caused by viruses, illegal break-ins or hacking, sabotage, other cyber attacks, or acts of vandalism by third parties or our employees or contractors. Further, geopolitical tensions or conflicts, such as the ongoing conflict between Russia and Ukraine, may create a heightened risk of cyber attacks, which could result in significant losses and damage, could damage our reputation with customers and suppliers and may expose us to litigation if the confidential information of our customers, suppliers, or employees is compromised. Our security measures or those of our third-party service providers may not detect or prevent security breaches, cyber attacks, defects, bugs or errors. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases where doing so is necessary to conduct our business. Those third parties may be subject to security breaches or otherwise compromise the protection of such information. Security breaches of our information technology systems or those of our partners could result in the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us or to our employees, partners, customers, suppliers, or other third parties, which could result in our suffering significant financial or reputational damage.
We are occasionally involved in litigation, including claims regarding intellectual property rights, which could be costly to litigate and could require us to redesign products or pay significant royalties.
The semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. Other companies or individuals have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling infringing products, if those patents are found to be valid and infringed by us. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement, and this litigation could be costly and divert the attention of our key personnel. We could also be subject to litigation or arbitration disputes arising under our contractual obligations, customer indemnity, warranty or product liability claims, or other matters that could lead to significant costs and expenses as we defend those claims or pay damage awards. For example, in March 2022, a putative class action was filed in the Court of Chancery of the State of Delaware against us and the former directors of Maxim as described in Part II, Item 1, "Legal Proceedings." There can be no assurance that we are adequately insured to protect against all claims and potential liabilities, and we may elect to self-insure with respect to certain matters. An adverse outcome in litigation or arbitration could have a material adverse effect on our financial position or on our operating results or cash flows in the period in which the dispute is resolved.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 30, 2022 through February 26, 2022	540,212	$161.92	444,322	$7,266,080,337
February 27, 2022 through March 26, 2022	1,464,380	$154.52	1,246,281	$7,072,385,552
March 27, 2022 through April 30, 2022	2,908,591	$159.19	2,815,528	$6,624,986,779
Total	4,913,183	$158.10	4,506,131	$6,624,986,779

(a)Includes 407,052 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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

ITEM 6.	Exhibits

Exhibit No.	Description
10.1†#	Form of EVP Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted March 7, 2022.
10.2†#	Form of EVP Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted March 7, 2022.
10.3†#	Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted April 4, 2022.
10.4†#	Offer Letter for Gregory Bryant dated December 14, 2021.
10.5#
Analog Devices, Inc. 2022 Employee Stock Purchase Plan, included as Appendix B to the Company’s definitive proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on January 21, 2022 (File No. 001-07819) and incorporated herein by reference.

10.6†#	ADI Executive Performance Incentive Plan.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Schema Document.**
101.CAL	Inline XBRL Calculation Linkbase Document.**
101.LAB	Inline XBRL Labels Linkbase Document.**
101.PRE	Inline XBRL Presentation Linkbase Document.**
101.DEF	Inline XBRL Definition Linkbase Document.**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed or furnished herewith.
#	Indicates management contract or compensatory plan, contract or agreement.
*	The certification furnished in each of Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates each by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three- and six-months ended April 30, 2022 and May 1, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended April 30, 2022 and May 1, 2021, (iii) Condensed Consolidated Balance Sheets at April 30, 2022 and October 30, 2021, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three- and six-months ended April 30, 2022 and May 1, 2021, (v) Condensed Consolidated Statements of Cash Flows for the six months ended April 30, 2022 and May 1, 2021 and (vi) Notes to Condensed Consolidated Financial Statements for the three- and six-months ended April 30, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: May 18, 2022	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: May 18, 2022	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)