Form 10-Q
period 2022-07-30
ANALOG DEVICES INC
filed 2022-08-17
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of July 30, 2022 there were 514,341,531 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Revenue	$3,109,880	$1,758,853	$8,766,237	$4,978,718
Cost of sales	1,066,738	537,669	3,376,578	1,575,526
Gross margin	2,043,142	1,221,184	5,389,659	3,403,192
Operating expenses:
Research and development	431,829	306,617	1,279,510	897,005
Selling, marketing, general and administrative	326,942	206,076	929,615	597,963
Amortization of intangibles	252,864	107,783	759,707	323,217
Special charges, net	138,201	(8,938)	244,603	(8,189)
Total operating expenses	1,149,836	611,538	3,213,435	1,809,996
Operating income:	893,306	609,646	2,176,224	1,593,196
Nonoperating expense (income):
Interest expense	51,189	44,659	152,701	130,204
Interest income	(1,797)	(300)	(2,578)	(799)
Other, net	(4,023)	(6,991)	(24,636)	(21,090)
Total nonoperating expense (income)	45,369	37,368	125,487	108,315
Income before income taxes	847,937	572,278	2,050,737	1,484,881
Provision for income taxes	98,952	68,967	238,402	170,146
Net income	$748,985	$503,311	$1,812,335	$1,314,735

Shares used to compute earnings per common share – basic	517,011	368,476	521,557	368,834
Shares used to compute earnings per common share – diluted	520,550	371,849	525,652	372,457

Basic earnings per common share	$1.45	$1.37	$3.47	$3.56
Diluted earnings per common share	$1.44	$1.35	$3.45	$3.53

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$748,985	$503,311	$1,812,335	$1,314,735
Foreign currency translation adjustments	(9,028)	(2,952)	(31,500)	5,073
Change in fair value of derivative instruments designated as cash flow hedges (net of taxes of $854, $10,657, $1,103 and $6,452, respectively)	2,239	(40,040)	(471)	19,853
Changes in pension plans, net actuarial loss and foreign currency translation adjustments (net of taxes of $88, $85, $275 and $257, respectively)	1,770	964	5,902	(408)
Other comprehensive (loss) income	(5,019)	(42,028)	(26,069)	24,518
Comprehensive income	$743,966	$461,283	$1,786,266	$1,339,253

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	July 30, 2022	October 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$1,524,960	$1,977,964
Accounts receivable	1,742,646	1,459,056
Inventories	1,203,394	1,200,610
Prepaid expenses and other current assets	218,708	740,687
Total current assets	4,689,708	5,378,317
Non-current Assets
Net property, plant and equipment	2,180,048	1,979,051
Goodwill	26,920,335	26,918,470
Intangible assets, net	13,764,444	15,267,170
Deferred tax assets	2,297,122	2,267,269
Other assets	494,513	511,794
Total non-current assets	45,656,462	46,943,754
TOTAL ASSETS	$50,346,170	$52,322,071
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$545,068	$443,434
Income taxes payable	445,726	332,685
Debt, current	—	516,663
Accrued liabilities	1,450,407	1,477,530
Total current liabilities	2,441,201	2,770,312
Non-current Liabilities
Long-term debt	6,252,839	6,253,212
Deferred income taxes	3,764,370	3,938,830
Income taxes payable	712,982	811,337
Other non-current liabilities	536,187	555,838
Total non-current liabilities	11,266,378	11,559,217
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 514,341,531 shares outstanding (525,330,672 on October 30, 2021)	85,725	87,554
Capital in excess of par value	28,590,056	30,574,237
Retained earnings	8,175,444	7,517,316
Accumulated other comprehensive loss	(212,634)	(186,565)
Total shareholders’ equity	36,638,591	37,992,542
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,346,170	$52,322,071

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended July 30, 2022
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, APRIL 30, 2022	519,806	$86,636	$29,400,284	$7,820,477	$(207,615)
Net income				748,985
Dividends declared and paid - $0.76 per share				(394,018)
Issuance of stock under stock plans and other	413	69	9,891
Stock-based compensation expense			84,874
Other comprehensive loss					(5,019)
Common stock repurchased	(5,878)	(980)	(904,993)
BALANCE, JULY 30, 2022	514,341	$85,725	$28,590,056	$8,175,444	$(212,634)

	Nine Months Ended July 30, 2022
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 30, 2021	525,331	$87,554	$30,574,237	$7,517,316	$(186,565)
Net income				1,812,335
Dividends declared and paid - $2.21 per share				(1,154,207)
Issuance of stock under stock plans and other	2,396	400	29,613
Stock-based compensation expense			242,809
Other comprehensive loss					(26,069)
Common stock repurchased	(13,386)	(2,229)	(2,256,603)
BALANCE, JULY 30, 2022	514,341	$85,725	$28,590,056	$8,175,444	$(212,634)

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

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net income	$1,812,335	$1,314,735
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	212,635	158,937
Amortization of intangibles	1,512,250	436,734
Stock-based compensation expense	242,809	118,683
Non-cash impairment charge	91,953	—
Gain on sale of property, plant, and equipment	(4,352)	(13,557)
Cost of goods sold for inventory acquired	271,396	—
Deferred income taxes	(205,128)	(72,578)
Non-cash operating lease costs	(17,958)	16,855
Other	(7,061)	(14,965)
Changes in operating assets and liabilities	(582,813)	(150,499)
Total adjustments	1,513,731	479,610
Net cash provided by operating activities	3,326,066	1,794,345
Cash flows from investing activities:
Additions to property, plant and equipment	(394,796)	(212,899)
Other	43,761	29,619
Net cash used for investing activities	(351,035)	(183,280)
Cash flows from financing activities:
Proceeds from revolver	400,000	—
Payments on revolver	(400,000)	—
Early termination of debt	(519,116)	—
Dividend payments to shareholders	(1,154,207)	(738,114)
Repurchase of common stock	(1,758,832)	(509,152)
Proceeds from employee stock plans	30,013	55,348
Other	(1,718)	1,952
Net cash used for financing activities	(3,403,860)	(1,189,966)
Effect of exchange rate changes on cash	(24,175)	3,742
Net (decrease) increase in cash and cash equivalents	(453,004)	424,841
Cash and cash equivalents at beginning of period	1,977,964	1,055,860
Cash and cash equivalents at end of period	$1,524,960	$1,480,701

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 30, 2022 (UNAUDITED)
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
As of July 30, 2022, the Company had repurchased a total of approximately 184.3 million shares of its common stock for approximately $10.9 billion under the Company's share repurchase program. As of July 30, 2022, an additional $5.7 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Company.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first nine months of fiscal 2022.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 30, 2021	$(25,795)	$(123,754)	$(37,016)	$(186,565)
Other comprehensive (loss) income before reclassifications	(31,500)	(27,471)	4,513	(54,458)
Amounts reclassified out of other comprehensive income	—	28,103	1,664	29,767
Tax effects	—	(1,103)	(275)	(1,378)
Other comprehensive (loss) income	(31,500)	(471)	5,902	(26,069)
July 30, 2022	$(57,295)	$(124,225)	$(31,114)	$(212,634)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended		Nine Months Ended
Comprehensive (Loss) Income Component	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021	Location
Unrealized holding (gains) losses on derivatives
Currency forwards	$2,520	$(351)	$6,384	$(3,700)	Cost of sales
	1,320	(283)	3,903	(2,138)	Research and development
	2,265	28	6,623	(1,796)	Selling, marketing, general and administrative
Interest rate derivatives	3,731	464	11,193	1,391	Interest expense
	9,836	(142)	28,103	(6,243)	Total before tax
	(423)	(28)	(3,209)	505	Tax
	$9,413	$(170)	$24,894	$(5,738)	Net of tax

Amortization of pension components included in the computation of net periodic pension cost
Actuarial losses	529	747	1,664	2,245
	(88)	(85)	(275)	(257)	Tax
	$441	$662	$1,389	$1,988	Net of tax

Total amounts reclassified out of AOCI, net of tax	$9,854	$492	$26,283	$(3,750)
Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net Income	$748,985	$503,311	$1,812,335	$1,314,735
Basic shares:
Weighted-average shares outstanding	517,011	368,476	521,557	368,834
Earnings per common share basic:	$1.45	$1.37	$3.47	$3.56
Diluted shares:
Weighted-average shares outstanding	517,011	368,476	521,557	368,834
Assumed exercise of common stock equivalents	3,539	3,373	4,095	3,623
Weighted-average common and common equivalent shares	520,550	371,849	525,652	372,457
Earnings per common share diluted:	$1.44	$1.35	$3.45	$3.53
Anti-dilutive shares related to:
Outstanding stock-based awards	755	645	559	502

Note 5 – Special Charges, Net
Liabilities related to special charges, net are included in Accrued liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Closure of Manufacturing Facilities	Global Repositioning Actions
Balance at October 30, 2021	$25,774	$21,065
Employee severance and benefit costs	75	44,411
Facility closure costs	6,513	—
Severance and benefit payments	(4,016)	(25,776)
Facility closure cost payments	(6,513)	—
Effect of foreign currency on accrual	—	(54)
Balance at January 29, 2022	$21,833	$39,646
Employee severance and benefit costs	—	39,610
Facility closure costs	4,287	—
Severance and benefit payments	(14,026)	(25,608)
Facility closure cost payments	(4,287)	—
Effect of foreign currency on accrual	—	(156)
Balance at April 30, 2022	$7,807	$53,492
Employee severance and benefit costs	—	49,712
Facility closure costs	888	—
Severance and benefit payments	(4,663)	(44,638)
Facility closure cost payments	(1,303)	—
Effect of foreign currency on accrual	—	(35)
Balance at July 30, 2022	$2,729	$58,531
Closure of Manufacturing Facilities
The Company recorded net special charges of $63.4 million on a cumulative basis through July 30, 2022 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear Technology Corporation.
During the third quarter of fiscal 2022, the Company completed the sale of its Hillview wafer fabrication facility and certain equipment located in Milpitas, California, which were previously classified as held for sale, for approximately $31.8 million, which resulted in a gain of $4.4 million. During fiscal 2021, the Company completed the sale of its facility and certain equipment in Singapore, which were previously classified as held for sale, for approximately $35.7 million, which resulted in a gain of $13.6 million.
Global Repositioning Actions
The Company recorded net special charges of $458.1 million on a cumulative basis through July 30, 2022, as part of the integration of the Acquisition and continued organizational initiatives to consolidate its footprint related to certain manufacturing, engineering, sales, marketing and administrative offices and to better align its global workforce with the Company's long-term strategic plan.

In connection with the Company’s decision during the third quarter of fiscal 2022 to transition its engineering, sales, marketing and administrative activities from its leased property in Santa Clara, California to its owned property in San Jose, California, the Company entered into a sublease agreement for a portion of the leased property and intends to sublease the remainder of this property. As a result of the sublease transaction, the Company recorded an impairment charge of $91.9 million in net special charges which represented the excess carrying value of the associated asset group over its estimated fair value. The Company estimated fair value using cash flows from the estimated net sublease rental income discounted at a market rate. The Company allocated $60.6 million, $28.1 million and $3.2 million of the impairment charge to right of use assets, leasehold improvements and office equipment, respectively.
Special charges also included $145.2 million in the first nine months of fiscal 2022 primarily consisting of $153.5 million of severance and benefit costs as well as charges recorded from the acceleration of equity awards in connection with the termination of certain employees in manufacturing, engineering and selling, marketing, general and administrative roles at sites assumed related to the Acquisition and various locations throughout the world. These charges were partially offset by a gain of $8.3 million recognized upon the sale of a business.
Note 6 - Commitments and Contingencies
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
Note 7 – Revenue
Revenue Trends by End Market
The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data and the Company's methodology evolves and improves, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of revenue within, each end market.

	Three Months Ended
	July 30, 2022			July 31, 2021
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,555,070	50%	55%	$1,006,383	57%
Automotive	659,090	21%	127%	290,182	16%
Communications	490,732	16%	69%	290,391	17%
Consumer	404,988	13%	136%	171,897	10%
Total revenue	$3,109,880	100%	77%	$1,758,853	100%

	Nine Months Ended
	July 30, 2022			July 31, 2021
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$4,402,912	50%	55%	$2,841,665	57%
Automotive	1,844,017	21%	132%	794,739	16%
Communications	1,376,182	16%	62%	850,153	17%
Consumer	1,143,126	13%	132%	492,161	10%
Total revenue	$8,766,237	100%	76%	$4,978,718	100%
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

	Three Months Ended
	July 30, 2022		July 31, 2021
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,922,982	62%	$1,123,301	64%
Direct customers	1,146,538	37%	588,001	33%
Other	40,360	1%	47,551	3%
Total revenue	$3,109,880	100%	$1,758,853	100%

	Nine Months Ended
	July 30, 2022		July 31, 2021
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$5,426,024	62%	$3,162,615	64%
Direct customers	3,241,429	37%	1,724,012	35%
Other	98,784	1%	92,091	2%
Total revenue	$8,766,237	100%	$4,978,718	100%
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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of July 30, 2022 and October 30, 2021. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of July 30, 2022 and October 30, 2021, the Company held $951.9 million and $1,315.0 million, respectively, of cash that was excluded from the tables below.

	July 30, 2022
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$573,019	$—	$573,019
Other assets:
Deferred compensation plan investments	68,128	—	68,128
Total assets measured at fair value	$641,147	$—	$641,147
Liabilities
Forward foreign currency exchange contracts (1)	$—	$23,677	$23,677
Total liabilities measured at fair value	$—	$23,677	$23,677
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
Assets amd Liabilities Not Recorded at Fair Value on a Recurring Basis
Santa Clara, California leased property asset group — As a result of a sublease transaction involving a leased property in Santa Clara, California during the third quarter of 2022, the Company estimated the fair value of the sublease assets using discounted cash flows from the estimated net sublease rental income discounted at a market rate and recorded an impairment charge which represented the excess carrying value of the asset group associated with the Santa Clara, California leased property over its estimated fair value. These assets are considered a Level 2 fair value measurement. See Note 5, Special Charges, Net, in these Notes to Condensed Consolidated Financial Statements for additional information.
Debt — The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	July 30, 2022		October 30, 2021
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
Maxim 2023 Notes, due March 2023	$—	$—	$500,000	$520,236
2024 Notes, due October 2024	500,000	489,243	500,000	500,482
2025 Notes, due April 2025	400,000	395,881	400,000	423,265
2026 Notes, due December 2026	900,000	907,976	900,000	986,243
Maxim 2027 Notes, due June 2027	500,000	488,514	500,000	542,942
2028 Notes, due October 2028	750,000	678,323	750,000	743,109
2031 Notes, due October 2031	1,000,000	891,385	1,000,000	996,702
2036 Notes, due December 2036	144,278	150,517	144,278	176,960
2041 Notes, due October 2041	750,000	631,709	750,000	758,246
2045 Notes, due December 2045	332,587	376,689	332,587	469,592
2051 Notes, due October 2051	1,000,000	816,848	1,000,000	1,029,830
Total debt	$6,276,865	$5,827,085	$6,776,865	$7,147,607

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos, Thai Baht, South Korean Won and Japanese Yen as of July 30, 2022 and October 30, 2021 were $296.6 million and $343.6 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of July 30, 2022 and October 30, 2021 were as follows:

		Fair Value At
	Balance Sheet Location	July 30, 2022	October 30, 2021
Forward foreign currency exchange contracts	Accrued liabilities	$19,915	$7,113
As of July 30, 2022 and October 30, 2021, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $222.6 million and $120.0 million, respectively. The fair values of these hedging instruments in the Company’s Condensed Consolidated Balance Sheets were immaterial as of July 30, 2022 and October 30, 2021.
The Company estimates $14.8 million, net of tax, of losses on forward foreign currency derivative instruments included in AOCI will be reclassified into earnings within the next twelve months.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Condensed Consolidated Balance Sheets on a net basis. As of July 30, 2022 and October 30, 2021, none of the netting arrangements involved collateral.
The following table presents the gross amounts of the Company's forward foreign currency exchange contract derivative assets and liabilities and the net amounts recorded in the Company's Condensed Consolidated Balance Sheets:

	July 30, 2022	October 30, 2021
Gross amounts of recognized liabilities	$(24,197)	$(8,404)
Gross amount of recognized assets	520	319
Net liabilities offset and presented in the Condensed Consolidated Balance Sheets	$(23,677)	$(8,085)
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of July 30, 2022 and October 30, 2021, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3,

Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 10 – Inventories
Inventories at July 30, 2022 and October 30, 2021 were as follows:

	July 30, 2022	October 30, 2021
Raw materials	$107,395	$71,639
Work in process	818,531	858,627
Finished goods	277,468	270,344
Total inventories	$1,203,394	$1,200,610
Note 11 – Debt
In conjunction with the Acquisition, the Company acquired $500.0 million aggregate principal amount of Maxim’s 3.375% senior unsecured and unsubordinated notes due March 15, 2023 (the Maxim March 2023 Notes). On November 4, 2021, the Maxim March 2023 Notes were redeemed for cash at a redemption price equal to $1,038.23 for each $1,000 principal amount.
On June 23, 2021, the Company entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. as administrative agent and the other banks identified therein as lenders. The Revolving Credit Agreement provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions). In June 2022, the Company borrowed $400.0 million under this revolving credit facility and utilized the proceeds for working capital requirements. The Company repaid the $400.0 million plus interest in July 2022. As of July 30, 2022, the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
Note 12 – Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended July 30, 2022 and July 31, 2021 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income.
During the first nine months of fiscal 2022, the Company increased acquisition related tax reserves by $15.6 million consisting of $12.3 million in tax and $3.3 million in accrued interest primarily relating to tax audits. It is reasonably possible that the balance of gross unrecognized tax benefits, including accrued interest and penalties, could decrease by as much as $148.0 million within the next twelve months due to the completion of tax audits, including any administrative appeals.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal years ended November 3, 2018 and November 2, 2019; a pre-acquisition IRS income tax audit for Maxim's fiscal years ended June 27, 2015 through June 26, 2021; various U.S. state and local audits and various international audits. The Company's U.S. federal tax returns prior to the fiscal year ended November 3, 2018 are no longer subject to examination, except for the applicable Maxim pre-Acquisition fiscal years noted above.
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
Note 14 – Acquisitions
Maxim Integrated Products, Inc.
On the Acquisition Date, the Company completed its acquisition of all of the voting interests of Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies. The total consideration paid to acquire Maxim, which consisted of cash, common stock of the Company and share-based compensation awards, was approximately $28.0 billion. The Company believes the combination creates an expanded suite of top-performing mixed-signal and power management technology offerings and complements the Company's legacy offerings. The results of operations of Maxim from the Acquisition Date are included in the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statement of Shareholders’ Equity for the three- and nine-month periods ended July 30, 2022.
In the nine-month period ended July 30, 2022, the Company recorded acquisition accounting adjustments of $15.3 million to goodwill comprised of $19.0 million to income tax payable and $1.6 million to accrued liabilities offset by decreases of $3.5 million to deferred income taxes and $1.8 million to other non-current liabilities. The Acquisition accounting is not complete and additional information relating to conditions that existed at the Acquisition Date may become known to the Company during the remainder of the measurement period. As of the filing date of this Quarterly Report on Form 10-Q, the Company is still in the process of valuing Maxim's assets, including fixed assets, intangible assets, and liabilities, including related income tax accounting.
The following unaudited pro forma consolidated financial information for the three- and nine-month periods ended July 31, 2021 combines the results of the Company for the three- and nine-month periods ended July 31, 2021 and the unaudited results of Maxim for the corresponding period. The unaudited pro forma consolidated financial information assumes that the Acquisition, which closed on August 26, 2021, was completed on November 3, 2019 (the first day of fiscal 2020). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, fair value adjustments for acquired inventory, property, plant and equipment and long-term debt and compensation expense for ongoing share-based compensation arrangements that were replaced in conjunction with the Acquisition, together with the consequential tax effects. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 3, 2019. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

	Pro Forma Three Months Ended (unaudited)	Pro Forma Nine Months Ended (unaudited)
	July 31, 2021	July 31, 2021
Revenue	$2,506,950	$7,005,648
Net income	$485,904	$1,111,411
Basic net income per common share	$0.90	$2.07
Diluted net income per common share	$0.89	$2.04
Note 15 – Subsequent Events
On August 16, 2022, the Board of Directors of the Company declared a cash dividend of $0.76 per outstanding share of common stock. The dividend will be paid on September 8, 2022 to all shareholders of record at the close of business on August 30, 2022 and is expected to total approximately $390.9 million.

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
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; the effects of business, economic, political, legal, and regulatory impacts or conflicts upon our global operations; changes in demand for semiconductors and the related changes in demand and supply for our products; manufacturing delays, product availability, and supply chain disruptions; our ability to recruit or retain our key personnel; our future liquidity, capital needs and capital expenditures; our development of technologies and research and development investments; the impact of the COVID-19 pandemic on our business, financial condition and results of operations; our future market position and expected competitive changes in the marketplace for our products; our plans to pay dividends or repurchase stock; servicing our outstanding debt; our expected tax rate; the effect of changes in or the application of new or revised tax laws; expected cost savings; the effect of new accounting pronouncements; our plans to integrate or realize the benefits or synergies expected of acquired businesses and technologies, including the acquired business, operations and employees of Maxim Integrated Products, Inc.; our continued initiatives to consolidate our footprint related to our business units including our manufacturing, engineering, sales, marketing and administrative offices; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.
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
Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	July 30, 2022	July 31, 2021	$ Change	% Change
Revenue	$3,109,880	$1,758,853	$1,351,027	77%
Gross margin %	65.7%	69.4%
Net income	$748,985	$503,311	$245,674	49%
Net income as a % of revenue	24.1%	28.6%
Diluted EPS	$1.44	$1.35	$0.09	7%

	Nine Months Ended
	July 30, 2022	July 31, 2021	$ Change	% Change
Revenue	$8,766,237	$4,978,718	$3,787,519	76%
Gross margin %	61.5%	68.4%
Net income	$1,812,335	$1,314,735	$497,600	38%
Net income as a % of revenue	20.7%	26.4%
Diluted EPS	$3.45	$3.53	$(0.08)	(2)%
Revenue Trends by End Market
The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data and our methodology evolves and improves, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of revenue within, each end market.

	Three Months Ended
	July 30, 2022			July 31, 2021
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,555,070	50%	55%	$1,006,383	57%
Automotive	659,090	21%	127%	290,182	16%
Communications	490,732	16%	69%	290,391	17%
Consumer	404,988	13%	136%	171,897	10%
Total revenue	$3,109,880	100%	77%	$1,758,853	100%

	Nine Months Ended
	July 30, 2022			July 31, 2021
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$4,402,912	50%	55%	$2,841,665	57%
Communications	1,376,182	16%	62%	850,153	17%
Automotive	1,844,017	21%	132%	794,739	16%
Consumer	1,143,126	13%	132%	492,161	10%
Total revenue	$8,766,237	100%	76%	$4,978,718	100%
* The sum of the individual percentages may not equal the total due to rounding.
Revenue increased 77% and 76% in the three- and nine-month periods ended July 30, 2022, respectively, as compared to the same periods of the prior fiscal year, with the Acquisition contributing approximately 70% of those increases. From an end market perspective, revenue increased in the three- and nine-month periods ended July 30, 2022, as compared to the same periods of the prior fiscal year, primarily as a result of the Acquisition and higher demand for our products across all end markets.
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

	Three Months Ended
	July 30, 2022		July 31, 2021
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,922,982	62%	$1,123,301	64%
Direct customers	1,146,538	37%	588,001	33%
Other	40,360	1%	47,551	3%
Total revenue	$3,109,880	100%	$1,758,853	100%

	Nine Months Ended
	July 30, 2022		July 31, 2021
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$5,426,024	62%	$3,162,615	64%
Direct customers	3,241,429	37%	1,724,012	35%
Other	98,784	1%	92,091	2%
Total revenue	$8,766,237	100%	$4,978,718	100%

* The sum of the individual percentages may not equal the total due to rounding.

As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end customer demand.
Gross Margin

	Three Months Ended				Nine Months Ended
	July 30, 2022	July 31, 2021	$ Change	% Change	July 30, 2022	July 31, 2021	$ Change	% Change
Gross margin	$2,043,142	$1,221,184	$821,958	67%	$5,389,659	$3,403,192	$1,986,467	58%
Gross margin %	65.7%	69.4%			61.5%	68.4%
Gross margin percentage decreased by 370 and 690 basis points in the three- and nine-month periods ended July 30, 2022, respectively, as compared to the same periods of the prior fiscal year. In the three-month period ended July 30, 2022, this decrease was primarily as a result of additional cost of goods sold related to the Acquisition, including $214.2 million related to amortization expense of intangible assets. In the nine-month period ended July 30, 2022, this decrease was primarily as a result of additional cost of goods sold related to the Acquisition, including $642.8 million related to amortization expense of intangible assets and $271.4 million related to the nonrecurring fair value adjustment recorded to inventory. The unfavorable impact of these increases in cost of sales on gross margin percent was partially offset by favorable product mix, synergies related to the Acquisition and higher utilization of our factories due to increased customer demand.
Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	July 30, 2022	July 31, 2021	$ Change	% Change	July 30, 2022	July 31, 2021	$ Change	% Change
R&D expenses	$431,829	$306,617	$125,212	41%	$1,279,510	$897,005	$382,505	43%
R&D expenses as a % of revenue	14%	17%			15%	18%
R&D expenses increased in the three- and nine-month periods ended July 30, 2022, as compared to the same periods of the prior fiscal year, primarily as a result of the Acquisition.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	July 30, 2022	July 31, 2021	$ Change	% Change	July 30, 2022	July 31, 2021	$ Change	% Change
SMG&A expenses	$326,942	$206,076	$120,866	59%	$929,615	$597,963	$331,652	55%
SMG&A expenses as a % of revenue	11%	12%			11%	12%
SMG&A expenses increased in the three- and nine-month periods ended July 30, 2022, as compared to the same periods of the prior fiscal year, primarily as a result of the Acquisition as well as higher variable compensation expenses and salary and benefit expenses, partially offset by lower acquisition-related transaction costs.
Amortization of Intangibles

	Three Months Ended				Nine Months Ended
	July 30, 2022	July 31, 2021	$ Change	% Change	July 30, 2022	July 31, 2021	$ Change	% Change
Amortization expenses	$252,864	$107,783	$145,081	135%	$759,707	$323,217	$436,490	135%
Amortization expenses as a % of revenue	8%	6%			9%	6%
Amortization expenses increased in the three- and nine-month periods ended July 30, 2022, as compared to the same periods of the prior fiscal year, primarily as a result of amortization expense of intangible assets recorded as a result of the Acquisition.

Special Charges, Net

	Three Months Ended				Nine Months Ended
	July 30, 2022	July 31, 2021	$ Change	% Change	July 30, 2022	July 31, 2021	$ Change	% Change
Special charges, net	$138,201	$(8,938)	$147,139	n/a	$244,603	$(8,189)	$252,792	n/a
Special charges, net as a % of revenue	4%	(1)%			3%	—%
Special charges, net increased in the three- and nine-month periods ended July 30, 2022, as compared to the same periods of the prior fiscal year, primarily as a result of charges recorded as part of the integration of the Acquisition and continued organizational initiatives to better align our global workforce with our long-term strategic plan. During the third quarter of fiscal 2022, we transitioned our engineering, sales, marketing and administrative activities from a leased property in Santa Clara, California to an owned property in San Jose, California. As a result, we entered into a sublease agreement for a portion of the leased property and recorded an impairment charge of $91.9 million in the third quarter of fiscal 2022 related to the associated asset group. The remaining charges were for severance and benefit costs as well as charges recorded from the acceleration of equity awards in connection with the termination of certain employees in manufacturing, engineering and SMG&A roles at sites assumed related to the Acquisition and various locations throughout the world.
Operating Income

	Three Months Ended				Nine Months Ended
	July 30, 2022	July 31, 2021	$ Change	% Change	July 30, 2022	July 31, 2021	$ Change	% Change
Operating income	$893,306	$609,646	$283,660	47%	$2,176,224	$1,593,196	$583,028	37%
Operating income as a % of revenue	28.7%	34.7%			24.8%	32.0%
The year-over-year increase in operating income in the three-month period ended July 30, 2022 was primarily the result of an increase in revenue of $1,351.0 million, which contributed to an increase in gross margin of $822.0 million, offset by increases of $147.1 million in special charges, net, $145.1 million in amortization expenses, $125.2 million in R&D expenses and $120.9 million in SMG&A expenses, as described above under the headings Revenue Trends by End Market, Gross Margin, Special Charges, Net, Amortization of Intangibles, Research and Development (R&D) and Selling, Marketing, General and Administrative (SMG&A).
The year-over-year increase in operating income in the nine-month period ended July 30, 2022 was primarily the result of an increase in revenue of $3,787.5 million, which contributed to an increase in gross margin of $1,986.5 million, offset by increases of $436.5 million in amortization expenses, $382.5 million in R&D expenses, $331.7 million in SMG&A expenses and $252.8 million in special charges, net, as described above under the headings Revenue Trends by End Market, Gross Margin, Amortization of Intangibles, Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A) and Special Charges, Net.
Nonoperating Expense (Income)

	Three Months Ended			Nine Months Ended
	July 30, 2022	July 31, 2021	$ Change	July 30, 2022	July 31, 2021	$ Change
Total nonoperating expense (income)	$45,369	$37,368	$8,001	$125,487	$108,315	$17,172
The year-over-year increase in nonoperating expense (income) in the three- and nine-month periods ended July 30, 2022 was the result of higher interest expense related to our debt obligations.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	July 30, 2022	July 31, 2021	$ Change	July 30, 2022	July 31, 2021	$ Change
Provision for income taxes	$98,952	$68,967	$29,985	$238,402	$170,146	$68,256
Effective income tax rate	11.7%	12.1%		11.6%	11.5%

The effective tax rates for the three- and nine-month periods ended July 30, 2022 and July 31, 2021 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our pretax income for the three- and nine-month periods ended July 30, 2022 and July 31, 2021 was primarily generated in Ireland at a tax rate of 12.5%.
See Note 12, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended				Nine Months Ended
	July 30, 2022	July 31, 2021	$ Change	% Change	July 30, 2022	July 31, 2021	$ Change	% Change
Net Income	$748,985	$503,311	$245,674	49%	$1,812,335	$1,314,735	$497,600	38%
Net Income as a % of revenue	24.1%	28.6%			20.7%	26.4%
Diluted EPS	$1.44	$1.35			$3.45	$3.53
Net income increased in the three-month period ended July 30, 2022, as compared to the same period of the prior fiscal year, as a result of a $283.7 million increase in operating income, partially offset by a $30.0 million increase in provision for income taxes and an $8.0 million increase in nonoperating expense (income).
Net income increased in the nine-month period ended July 30, 2022, as compared to the same period of the prior fiscal year, as a result of a $583.0 million increase in operating income, partially offset by a $68.3 million increase in provision for income taxes and a $17.2 million increase in nonoperating expense (income).
Liquidity and Capital Resources
At July 30, 2022, our principal source of liquidity was $1,525.0 million of cash and cash equivalents, of which approximately $248.2 million was held in the United States and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or the results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Nine Months Ended
	July 30, 2022	July 31, 2021
Net cash provided by operating activities	$3,326,066	$1,794,345
Net cash provided by operations as a % of revenue	38%	36%
Net cash used for investing activities	$(351,035)	$(183,280)
Net cash used for financing activities	$(3,403,860)	$(1,189,966)
The following changes contributed to the net change in cash and cash equivalents in the nine-month period ended July 30, 2022 as compared to the same period in fiscal 2021.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities during the nine-month period ended July 30, 2022, as compared to the same period of the prior fiscal year, was primarily the result of an increase in net income adjusted for noncash items offset by changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The increase in cash used for investing activities during the nine-month period ended July 30, 2022, as compared to the same period of the prior fiscal year, was primarily the result of an increase in cash used for capital expenditures.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The increase in cash used for financing activities during the nine-month period ended July 30, 2022, as compared to the same period of the prior fiscal year, was primarily the result of more cash used for common stock repurchases, early termination of debt in the first quarter of fiscal 2022 and higher dividend payments to shareholders.
Working Capital

	July 30, 2022	October 30, 2021	$ Change	% Change
Accounts receivable	$1,742,646	$1,459,056	$283,590	19%
Days sales outstanding*	49	55
Inventory	$1,203,394	$1,200,610	$2,784	—%
Days cost of sales in inventory*	97	118
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
Inventory increased primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand. As of October 30, 2021 our inventory balance also included additional costs related to the Acquisition as a result of accounting for acquired inventory at fair-value.
Current liabilities decreased to approximately $2,441.2 million at July 30, 2022 from approximately $2,770.3 million at the end of fiscal 2021 primarily due to early termination of debt partially offset by higher income taxes and accounts payable.

Debt
As of July 30, 2022, our debt obligations consisted of the following:

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
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of July 30, 2022, we were in compliance with these covenants.
Revolving Credit Facility
Our Third Amended and Restated Revolving Credit Agreement, dated as of June 23, 2021, provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions). In June 2022, we borrowed $400.0 million under this revolving credit facility and utilized the proceeds for working capital requirements. We repaid the $400.0 million plus interest in July 2022.
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of July 30, 2022, we were in compliance with these covenants.
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
In the aggregate, our Board of Directors has authorized us to repurchase $16.7 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of July 30, 2022, an additional $5.7 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.

Capital Expenditures
Net additions to property, plant and equipment were $394.8 million in the first nine months of fiscal 2022 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2022 to be approximately 6% of revenue, which is above our historical levels primarily due to our plans to expand internal manufacturing capacity. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On August 16, 2022, our Board of Directors declared a cash dividend of $0.76 per outstanding share of common stock. The dividend will be paid on September 8, 2022 to all shareholders of record at the close of business on August 30, 2022 and is expected to total approximately $390.9 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board and will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Board.
Contractual Obligations
In the first quarter of fiscal 2022, we repaid approximately $500.0 million of principal on notes that were contractually due in March 2023. For additional information, see Note 11, Debt, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There have not been any other material changes during the nine-month period ended July 30, 2022 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2021.
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
Critical Accounting Estimates
There were no material changes in the nine-month period ended July 30, 2022 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 30, 2021.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the nine-month period ended July 30, 2022 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended October 30, 2021.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings
For a description of our material pending legal proceedings see “Legal Proceedings” included in Part II, Item 1 of our Quarterly Report on Form 10-Q for the period ended April 30, 2022.

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
We cannot at this time fully quantify or forecast the impact of the COVID-19 pandemic on our business. The full extent of the impact of the pandemic on our business, financial condition and results of operations will depend on future developments, which are highly uncertain, including the continued duration and severity of the pandemic, the severity and containment of certain variants of the virus, the availability, administration rates and effectiveness of vaccines, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can continue to resume.
Political and economic uncertainty as well as disruptions in global credit and financial markets could materially and adversely affect our business and results of operations.
Continuing political and global macroeconomic uncertainty, including related to the COVID-19 pandemic, trade and political disputes between the United States and China, China-Taiwan relations, the United Kingdom's withdrawal from the European Union, the ongoing conflict between Russia and Ukraine, and uncertainty regarding the stability of global credit and financial markets due to adverse macroeconomic conditions such as rising inflation, increasing interest rates and slower economic growth or recession, may lead consumers and businesses to postpone or reduce spending, which may cause our customers to cancel, decrease or delay their existing and future orders for our products and make it difficult for us to accurately forecast and plan our future business activities. Financial difficulties experienced by our customers could result in nonpayment or payment delays for previously purchased products, thereby increasing our credit risk exposure. Uncertainty regarding the macroeconomic conditions as well as the future stability of the global credit and financial markets could cause the value of the currency in the affected markets to deteriorate, thus reducing the purchasing power of those customers. Significant disruption to global credit and financial markets may also adversely affect our ability to access external financing sources on acceptable terms. In addition, financial difficulties experienced by our suppliers, distributors or customers could result in product delays, increased accounts receivable defaults and inventory challenges. If economic conditions deteriorate, we may record additional charges relating to restructuring costs or the impairment of assets and our business and results of operations could be materially and adversely affected.
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
•currency conversion risks and exchange rate and interest rate fluctuations, including the potential impact of the transition from LIBOR and the current increasing interest rate environment;
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
•fluctuations in raw material costs and energy costs due to general market factors and conditions such as inflation and supply chain constraints;
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
•the effects of adverse economic conditions in the markets in which we sell our products, including inflationary pressures, which has resulted, and may continue to result, in increased interest rates, fuel prices, wages, and other costs;
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the first three and nine months of the fiscal year ending October 29, 2022 was below our U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. A number of factors may increase our future effective tax rate, including: new or revised tax laws or legislation or the interpretation of such laws or legislation by governmental authorities; increases in tax rates in various jurisdictions; variation in the mix of jurisdictions in which our profits are earned and taxed; deferred taxes arising from basis differences in investments in foreign subsidiaries; any adverse resolution of ongoing tax audits or adverse rulings from taxing authorities worldwide; changes in the valuation of our deferred tax assets and liabilities; adjustments to income taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including executive compensation subject to the limitations of Section 162(m) of the Internal Revenue Code and amortization of assets acquired in connection with strategic transactions; decreased availability of tax deductions for stock-based compensation awards worldwide; and changes in available tax credits. In addition, we have a partial tax holiday through July 2025 in Malaysia. The ability to extend such tax holiday beyond its expiration date cannot be assured. In addition, if we fail to meet certain conditions of the tax holiday, we may lose the benefit of the tax holiday and/or be subject to additional taxes and/or penalties. Any significant increase in our future effective tax rate could adversely impact our net income during future periods.
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
The stock market has historically experienced volatility, especially within the semiconductor industry, that often has been unrelated to the performance of particular companies, such as the response to world-wide economic disruptions related to the ongoing COVID-19 pandemic and rising inflation and increasing interest rates. These market fluctuations may cause our stock price to fall regardless of our operating results.
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
As of July 30, 2022, we had approximately $6.3 billion in outstanding indebtedness. In addition, we had $2.5 billion of availability under our $2.5 billion of unsecured revolving credit facility. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to acquire new products and technologies through strategic acquisitions. We may also incur additional debt in the future, which would increase these risks.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2022 through May 28, 2022	1,640,633	$157.83	1,587,786	$6,374,390,296
May 29, 2022 through June 25, 2022	2,197,683	$154.71	2,187,589	$6,035,910,309
June 26, 2022 through July 30, 2022	2,039,476	$150.54	2,011,742	$5,733,147,290
Total	5,877,792	$154.14	5,787,117	$5,733,147,290

(a)Includes 90,675 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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

ITEM 6.	Exhibits

Exhibit No.	Description
10.1†#	Form of Executive Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted June 6, 2022.
10.2†#	Form of Executive Financial Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted June 6, 2022.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Schema Document.**
101.CAL	Inline XBRL Calculation Linkbase Document.**
101.LAB	Inline XBRL Labels Linkbase Document.**
101.PRE	Inline XBRL Presentation Linkbase Document.**
101.DEF	Inline XBRL Definition Linkbase Document.**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed or furnished herewith.
#	Indicates management contract or compensatory plan, contract or agreement.
*	The certification furnished in each of Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates each by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three- and nine-months ended July 30, 2022 and July 31, 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended July 30, 2022 and July 31, 2021, (iii) Condensed Consolidated Balance Sheets at July 30, 2022 and October 30, 2021, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three- and nine-months ended July 30, 2022 and July 31, 2021, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended July 30, 2022 and July 31, 2021 and (vi) Notes to Condensed Consolidated Financial Statements for the three- and nine-months ended July 30, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: August 17, 2022	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: August 17, 2022	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)