Form 10-K
period 2022-10-29
ANALOG DEVICES INC
filed 2022-11-22
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $62,631,000,000 based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on April 30, 2022. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of October 29, 2022, there were 509,295,941 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 8, 2023	III

Note About Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; new or improved innovative solutions, products, and technologies; the effects of business, economic, political, legal, and regulatory impacts or conflicts upon our global operations; changes in demand for semiconductors and the related changes in demand and supply for our products; manufacturing, delays, product availability, and supply chain disruptions; our ability to recruit or retain our key personnel; our future liquidity, capital needs and capital expenditures; our development of technologies and research and development investments; the impact of the COVID-19 pandemic on our business, financial condition and results of operations; our future market position and expected competitive changes in the marketplace for our products; our plans to pay dividends or repurchase stock; servicing our outstanding debt; our expected tax rate; the effect of changes in or the application of new or revised tax laws; expected cost savings; the effect of new accounting pronouncements; plans to integrate or realize the benefits or synergies expected of acquired businesses and technologies, including the acquired business, operations and employees of Maxim Integrated Products, Inc.; our continued initiatives to consolidate our footprint related to our business units including our manufacturing, engineering, sales, marketing and administrative offices; implementation of environment, health and safety standards; environment, social and governance related goals; and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part I, Item 1A. "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

PART I

ITEM 1.    BUSINESS
Company Overview, Strategy and Mission
Analog Devices, Inc. (we, Analog Devices or the Company) is a leading semiconductor company dedicated to solving our customers' most complex engineering challenges. We deliver innovations that connect technology to human breakthroughs and play a critical role at the intersection of the physical and digital world by providing the building blocks to sense, measure, interpret, connect and power. We design, manufacture, test and market a broad portfolio of solutions, including integrated circuits (ICs), software and subsystems that leverage high-performance analog, mixed-signal and digital signal processing technologies. Our comprehensive product portfolio, deep domain expertise and advanced manufacturing capabilities extend across high-performance precision and high-speed mixed-signal, power management and processing technologies – including data converters, amplifiers, power management, radio frequency (RF) ICs, edge processors and other sensors.
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
•Deepening customer-centricity. Close customer relationships influence aspects of our business: from our broad range of product portfolios and applications expertise to manufacturing capabilities in high-performance power management and precision and high-speed signal processing technologies. At the same time, our engineering talent continues to be an important competitive differentiator in the semiconductor space. We strive to be the destination for the world's best engineering talent with a team of more than 11,400 engineers. Together, our products and our engineering talent enable us to partner with our customers, leveraging our analog domain expertise and receiving the full benefit of our technology capabilities to develop complete and innovative solutions.
•Capitalizing on secular trends. We are positioned to capitalize on important secular growth trends, including the Intelligent Edge, industrial automation, ubiquitous connectivity, electric vehicles, in-cabin experience, digital healthcare and space, as we are well-aligned with the key B2B markets driving this increase in data and we will continue to be a critical partner in the collection, creation and communication of our customers’ edge data.
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
•the acquisition of Linear Technology Corporation (Linear) in the fiscal year ended October 28, 2017, which added high-performance power management and additional precision signal processing to our portfolio, expanding and diversifying our offerings to deliver more complete solutions; and
•the acquisition of Maxim Integrated Products, Inc. (Maxim) in the fiscal year ended October 30, 2021 (fiscal 2021), which strengthens our position as a high-performance analog semiconductor company.
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
Our ICs are designed to address a wide range of real-world signal processing applications. We sell our ICs to customers worldwide, many of whom use products spanning our core technologies in a wide range of applications. Our IC product portfolio includes both general-purpose products used by a broad range of customers and applications, as well as application-specific products designed for specific target markets. By using readily available, high-performance, general-purpose products in their systems, our customers can reduce the time they need to bring new products to market. Given the high cost of developing more customized ICs, our standard products often provide a cost-effective solution for many low to medium volume applications. More specifically, our analog ICs monitor, condition, amplify or transform continuous analog signals associated with physical properties, such as temperature, pressure, weight, light, sound or motion, and play an important role in bridging real world phenomena to a variety of electronic systems. Our analog ICs also provide voltage regulation and power control to electronic systems.
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
•Amplifiers/RF and Microwave—We are also a leading supplier of high-performance amplifiers which are used to condition analog signals. High performance amplifiers emphasize the performance dimensions of speed and precision. Within this product portfolio we provide precision, instrumentation, high speed, intermediate frequency/RF/microwave, broadband, and other amplifiers. Our analog product line also includes a broad portfolio of high-performance RF and microwave ICs covering the entire RF signal chain. Our high-performance RF and microwave ICs support the high-performance requirements of cellular infrastructure and a broad range of applications in our target markets, including instrumentation, aerospace and automotive.
•Sensors & Actuators—Our analog technology portfolio is comprised of sensor and actuator products, including products based on micro-electro-mechanical systems (MEMS) technology. MEMS technology enables us to build extremely small sensors that incorporate an electromechanical structure and the supporting analog circuitry for conditioning signals obtained from the sensing element. Our MEMS product portfolio includes accelerometers used to sense acceleration, gyroscopes used to sense rotation, inertial measurement units used to sense multiple degrees of freedom combining multiple sensing types along multiple axes, and broadband switches suitable for radio and instrument systems. We offer other high-performance sensors, from temperature to magnetic fields, that are deployed in a variety of systems. In addition to sensor products, our other analog product category includes isolators that enable designers to implement isolation in designs without the cost, size, power, performance, and reliability constraints found with optocouplers.
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
Markets
The breakdown of our annual revenue by end market is set out in the table below:

End Market*	Percent of Fiscal 2022 Revenue	Percent of Fiscal 2021 Revenue	Percent of Fiscal 2020 Revenue
Industrial	51%	55%	54%
Automotive	21%	17%	14%
Communications	16%	16%	21%
Consumer	13%	11%	11%
*The sum of the individual percentages may not equal 100% due to rounding.
The following describes some of the characteristics of, and customer products within, our major end markets of Industrial, Automotive, Communications and Consumer:
Industrial — Our industrial market includes the following sectors:
Industrial Automation — We are a leader in industrial automation because we deliver robust, high performance solutions from our deep motion and process control expertise and precision sensing measurement and interpretation to expansive connectivity and power capabilities. We take real-world phenomena in the most complex environments on the factory floor and translate it into valuable insights and outcomes. We co-create with customers to architect robotics systems and solutions that improve dynamic behavior and precision while enhancing worker safety, machine health, and manufacturing flexibility. Our industrial automation market includes applications such as:

• Condition-based monitoring (CbM)	• Industrial power supplies
• Industrial robotics	• Industrial motion control
• Factory and process control
Instrumentation & Measurement — Trusted measurement is at the forefront of innovation. With the rapid pace of global transformation, from ubiquitous connectivity, to electrification, to artificial intelligence, to human health and environmental sustainability — all these trends require reliable and efficient test solutions from R&D to manufacturing to field deployment. We enable high performance measurement through our components and system solutions. Our RF, high-speed and power management products are designed to enable solutions for complying with evolving communications standards. Our high-voltage, isolation and precision products are a key part of the systems that are designed for safety, longevity and efficiency in electric vehicles and renewable energy. Beyond electrical testing, our precision and power technology enable analytical instruments for drug or vaccine R&D and manufacturing, food safety and quality, and environmental monitoring. Our instrumentation and measurement market includes applications such as:

• Automated test equipment	• Automotive and energy test
• Electronic test and measurement	• Life sciences and drug discovery
• Environmental and process analysis
Aerospace/Defense — The defense, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our ICs can be supplied in versions that meet these standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specially tested versions of products derived from our standard product offering. As end systems are becoming more complex, many of our customers in this market also look for us to provide higher levels of integration in order to minimize size, weight and power and to improve ease-of-use.  As such, we also sell products in the form of SiPs (system in package), printed circuit board assemblies, modules, and subsystems. Customer products include applications such as:

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
Automotive — We develop differentiated high-performance signal processing solutions, which enable sophisticated transportation systems that span infotainment, electrification and autonomous applications. Through collaboration with manufacturers worldwide, we have developed a broad portfolio of analog, digital, power and sensor ICs that address the emerging needs of this evolving industry. Our focus is on audio/video applications that lead to an enriched in-cabin experience, electrification applications that improve vehicle range and reduce emissions, and mission-critical perception and navigation applications that enable vehicles to more clearly sense the external environment. Specifically, we have developed products used in applications such as:

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
• Data centers and data storage
Consumer — To address the market demand for state of the art personal and professional entertainment systems and the consumer demand for high quality user interfaces, music, movies and photographs, we have developed analog, digital and mixed-signal and power solutions that meet the rigorous cost and time-to-market requirements of the consumer electronics market. The emergence of high-performance, feature-rich consumer products has created a market for our high-performance ICs with a high level of specific functionality that enables best in class user experience and battery management. These products include:

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
We believe that a number of factors should be used to assess future customer demand, including backlog, macroeconomic trends, customer insights and current customer bookings as compared to billings (book-to-bill) ratio. We define backlog to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. However, backlog may be impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. We have experienced increased demand over the past two years leading to a constrained supply environment. In response, we have added manufacturing capacity to address some of the increased demand. As is customary in the semiconductor industry, we allow most orders to be canceled within a reasonable notification period or deliveries to be delayed by customers without significant penalty, while also allowing certain distributors to receive price adjustment credits and to return qualifying products for credit, as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory.
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
Our IC products are fabricated on proprietary processes at our internal production facilities in Wilmington, Massachusetts; Camas, Washington; Beaverton, Oregon; and Limerick, Ireland and also on a mix of proprietary and non-proprietary processes at third-party wafer fabricators. We currently source more than half of our wafer requirements annually from third-party wafer fabrication foundries, such as Taiwan Semiconductor Manufacturing Company (TSMC) and others, and the remainder is sourced internally. In addition, we operate an assembly, wafer sort and testing facility in Penang, Malaysia, and test facilities in the Philippines and Thailand. We also make extensive use of third-party subcontractors for the assembly and testing of our products.
Our products require a wide variety of components, raw materials and external foundry services, most of which we purchase from third-party suppliers. We have multiple sources for many of the components and materials that we purchase and incorporate into our products. If any of our key suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in significant expenses and disruptions or delays in manufacturing, product development and shipment of product to our customers. Although we have experienced shortages of components, materials and external foundry services from time to time, we are working to balance these constraints as we shift our global resources and change capacity where appropriate.
Patents and Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of October 29, 2022, we held approximately 4,800 U.S. patents and approximately 440 published pending U.S. patent applications. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products, and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.
Environment, Health and Safety Compliance
We are committed to protecting the environment and the health and safety of our employees, customers and the public. We endeavor to adhere to applicable environment, health and safety (EHS) regulatory and industry standards across all of our facilities, and to encourage pollution prevention, reduce our water and energy consumption, manage waste streams to divert from landfills, and strive towards continual improvement. We strive to achieve excellence in EHS management practices as an integral part of our total quality management system.
Our EHS management systems in all of our manufacturing facilities are certified to ISO 14001:2015 for environmental management. In addition, our legacy Analog Devices facilities are certified to ISO 45001 for occupational health and safety, and as part of our integration efforts, we are developing a path to certification for our legacy Maxim sites as well. Our industrial hygiene surveillance program minimizes and prevents exposures in the workplace. We use two industry standard metrics to assess injury performance and trends worldwide. In fiscal 2021 and the fiscal year ended October 29, 2022 (fiscal 2022), our global injury rates were lower than the U.S. semiconductor industry benchmark.
Our manufacturing facilities are subject to numerous and increasingly strict federal, state, local and foreign EHS laws and regulations, particularly with respect to the transportation, storage, handling, use, emission, discharge and disposal of certain chemicals used or produced in the semiconductor manufacturing process. Our products are subject to increasingly stringent regulations regarding substance content in jurisdictions where we sell products. Contracts with many of our customers reflect these and additional EHS compliance standards. Substance content of our products includes materials that are subject to conflict mineral reporting requirements. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There can be no assurance, however, that current or future environmental laws and regulations will not impose costly requirements upon us. Any failure by us to comply with applicable environmental laws, regulations and contractual obligations could result in fines, suspension of production, the need to alter manufacturing processes and legal liability.
We are a member of the Responsible Business Alliance, which was formerly known as the Electronic Industry Citizenship Coalition, as well as a signatory to the United Nations Global Compact and the Business Ambition for 1.5°C campaign. Our 2021 Environment, Social and Governance (ESG) Report states our goals to be carbon neutral by calendar year 2030, to achieve net zero emissions by calendar year 2050 or sooner, to achieve a water recycling rate of at least 50% in manufacturing facilities by 2025, to comply with our code of business conduct and ethics and to apply fair labor standards. The ESG Report is available on our website at www.analog.com/sustainability. The contents of our website and the information contained in our ESG Report are not incorporated by reference into this Annual Report on Form 10-K.
To support our commitment to ESG, we have implemented an oversight structure which includes a quarterly reporting cadence both to senior management and the Nominating and Corporate Governance Committee of the Board of Directors. These quarterly reports include updates on progress against goals, assessment of regulatory preparedness, stakeholder engagement feedback, and programmatic progress and challenges.

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
Risks identified by our cybersecurity program are analyzed to determine the potential impact on us and the likelihood of occurrence. Such risks are continuously monitored to ensure that the circumstances and severity of such risks have not changed. Senior leadership and our internal audit team regularly provide the Audit Committee of the Board of Directors with updates on the performance of our program. At least annually, the Chief Information Officer updates the full Board of Directors on information security matters and risk, including cybersecurity.
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
We have determined that an information security risk insurance policy would not be effective, and that we should continue to self-insure for cybersecurity risks. We have not experienced a material security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. Furthermore, we have not been penalized or paid any amount under an information security breach settlement over the last three years.
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
Core to our empowerment strategy is embracing diversity and building a culture of inclusion across the organization. We are working to achieve this by expanding the diversity of our workforce, creating growth and development opportunities for our employees, embracing different perspectives and fostering an inclusive work environment for all. In addition, we encourage employees to organize and develop different employment networks, which contribute to our broader diversity and inclusion initiatives. Our current employee networks include the Analog Veterans Network, Neurodiversity Network, People of Color and Allies Network, Pride Network, Women’s Leadership Network, Young Professionals Network, the Green Team and the Communities Activities Board. As noted in "Environment, Health and Safety Compliance" above, we published our 2021 ESG report which details our sustainability efforts, operations efficiency, employee engagement, and governance, and also provides a look at the state of our organization and an overview of some of the initiatives we have launched to drive continuous improvements across diversity and inclusion.
As of October 29, 2022, we had approximately 24,450 employees, of whom approximately 11,400 are in engineering roles. Approximately 59% of our workforce is male and 41% female. Our senior leadership team is 73% male and 27% female, while manager roles are approximately 75% male and 25% female. 30% of the members of our Board of Directors are female. For fiscal 2022, our voluntary employee turnover rate was approximately 11.2%.
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
In order to ensure that we are meeting our human capital objectives we frequently utilize employee surveys to understand the effectiveness of our employee and compensation programs and where we can improve across the company. Our latest survey, which was completed in fiscal 2021 prior to the Acquisition, had a participation rate of over 83% of legacy employees of Analog Devices. The survey results indicated that we excel in areas including purpose, respectful treatment, commitment to diversity/inclusion and accountability. Our dual focus of being a great place to work and providing industry-leading benefits and work culture has led to strong employee satisfaction and pride that has been recognized across the globe, as evidenced with the following awards: Forbes World's Top Female Friendly Companies (2022, 2021), Forbes World’s Best Employer List (2020) and The Boston Globe’s Top Places to Work (2021, 2020).

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
Risks Related to our Business, Operations, Industry and Partners
Global political and economic uncertainty and adverse conditions related to our international operations could materially and adversely affect our business, financial condition and results of operations.
We have significant operations and manufacturing facilities outside the United States, including in Ireland, the Philippines, Thailand, and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. As a result of our international operations, our business, financial condition and results of operations could be negatively impacted by the following:
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
•instability of global credit and financial markets due to adverse macroeconomic conditions such as rising inflation, increasing interest rates and slower economic growth or recession that could, among other impacts, affect our ability to access external financing sources on acceptable terms or lead to financial difficulties or uncertainty of our customers, suppliers and distributors exposing us to late payments, cancelled orders and inventory challenges, among others;
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
•greater difficulty in accounts receivable collections and longer collection periods; and
•increased costs associated with our foreign defined benefit pension plans.

Many of these factors and risks are present within our business operations in China. For example, changes in U.S.-China relations, the political environment or international trade policies and relations could result in further revisions to laws or regulations or their interpretation and enforcement, increased taxation, trade sanctions, the imposition of import or export duties and tariffs, restrictions on imports or exports, currency revaluations, or retaliatory actions, which have had and may continue to have an adverse effect on our business plans and operating results. In addition, expanded export restrictions limit our ability to sell to certain Chinese companies and to third parties that do business with those companies. These restrictions have created and may continue to create uncertainty and caution with our current or prospective customers and may cause them to amass large inventories of our products, replace our products with products from another supplier that is not subject to the export restrictions, or focus on building indigenous semiconductor capacity to reduce reliance on U.S. suppliers. Furthermore, if these export restrictions cause our current or potential customers to view U.S. companies as unreliable, we could suffer reputational damage or lose business to foreign competitors who are not subject to such export restrictions, and our business could be materially harmed. We are continuing to evaluate the impact of these restrictions on our business, but these actions may have direct and indirect adverse impacts on our revenues and results of operations in China and elsewhere. In addition, our success in the Chinese markets may be adversely affected by China’s continuously evolving policies, laws and regulations, including those relating to antitrust, cybersecurity, data protection and data privacy, the environment, indigenous innovation and the promotion of a domestic semiconductor industry, and intellectual property rights and enforcement and protection of those rights.
We rely on third parties for supply of raw materials and parts, semiconductor wafer foundry services, assembly and test services, and transportation, among other things, and we generally cannot control their availability or conditions of supply or services.
We rely, and plan to continue to rely, on third-party suppliers and service providers, including raw material and components suppliers, semiconductor wafer foundries, assembly and test contractors, and freight carriers (collectively, vendors) in manufacturing our products. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, costs, and supply chain allocations. We currently source more than half of our wafer requirements annually from third-party wafer foundries, including Taiwan Semiconductor Manufacturing Company (TSMC) and others. These foundries often provide wafer foundry services to our competitors and therefore periods of increased industry demand may result in capacity constraints. With respect to TSMC in particular, geopolitical changes in China-Taiwan relations could disrupt TSMC’s operations, which would adversely affect our ability to manufacture certain products and as a result, could adversely affect our business and results of operations.
Our manufacturing processes require availability of certain raw materials and supplies. Limited or delayed access to these items could adversely affect our results of operations. In certain instances, one of our vendors may be the sole source of highly specialized processing services or materials. If such vendor is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement vendor, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement vendors are not available, we may also experience delays in product development or shipment which could, in turn, result in the temporary or permanent loss of customers and as a result could adversely affect our business and results of operations.
The markets for semiconductor products are cyclical, and increased production may lead to overcapacity and lower prices, and conversely, we may not be able to satisfy unexpected demand for our products.
The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. The demand for our products is subject to the strength of our four major end markets of Industrial, Automotive, Communications, and Consumer. If we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect, or declines, or if we overbuild inventory in a period of decreased demand, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. These capacity expansions by us and other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that could adversely impact our operating results. Conversely, during periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, locate suitable third-party suppliers, or respond effectively to changes in demand for our existing products or to demand for new products requested by our customers, and our current or future business could be materially and adversely affected.

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
Our future success significantly depends on our ability to execute our business strategy, continue to innovate, improve our existing products, and design, develop, produce and market innovative new products and system-level solutions. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations.
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
•future distributor pricing credits and/or stock rotation rights;
•our ability to effectively manage our cost structure in both the short term and over a longer duration;
•changes in geographic, product or customer mix;
•the extent of the impact and the duration of the COVID-19 pandemic;
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
•a decline in our backlog;
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
•fluctuations in foreign currency exchange rates;
•potential litigation-related costs or product liability, warranty and/or indemnity claims, including those not covered by our suppliers or insurers;
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
We believe that a critical contributor to our success to date has been our corporate culture, which we have built to foster innovation, teamwork and employee satisfaction. As we grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our ability to retain and recruit personnel who are essential to our future success.
We do not maintain any key person life insurance policy on any of our officers or other employees. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key executives, could seriously harm our business.
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
Our industry faces challenges associated with products diverted from authorized distribution channels, which could result in reputational harm and have a material adverse effect our business and results of operations.
We market and sell our products directly and through third-party distributors. There is a risk that our products may be diverted from our authorized distribution channels and sold on the “gray market” in ways that are not in accordance with our established agreements, policies and procedures or at our established prices. Customers purchasing our products on the gray market or through other unauthorized channels may use our products for purposes for which they were not intended or that may be contrary to our ethical, legal and regulatory obligations. Customers may also purchase counterfeit or substandard products, including products that have been altered, mishandled or damaged, or purchase used products presented as new, each of which could result in damage to property or persons. Further, sales through unauthorized channels could result in our products being sold at prices that are not our established prices and could result in lost revenue. These situations could have a material adverse effect on our business and operating results.
The extent to which the novel strain of the coronavirus (COVID-19) pandemic will adversely affect our business, financial condition and results of operations is uncertain.
The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption and has impacted our workforce and operations, the operations of our customers, those of our respective vendors and suppliers and the global capital markets. During the course of the pandemic, many of the countries in which we operate took and continue to take measures to address the pandemic, which at times has resulted in disruptions at some of our manufacturing operations and facilities, including restrictions on our access to facilities. We may also continue to take actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers, which may cause disruption to our business. The continued COVID-19 pandemic could also cause further disruption in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further impact our business, financial condition and results of operations. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows continues to be largely dependent on future developments, including the duration, scope and severity of the pandemic, any additional resurgences, variants and severity of variants and the ability to effectively and widely manufacture and distribute vaccines, which are not within our control and cannot be accurately predicted and are uncertain. These events could adversely impact our business, results of operations, financial condition and cash flows. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this “Risk Factors” section.
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

Risk Related to Acquisitions and Strategic Transactions
Our acquisition of Maxim involves a number of risks that could adversely affect our business, financial condition and operating results, and we may not realize the financial and strategic goals we anticipate.
In August 2021, we completed our acquisition of Maxim, which we refer to as the acquisition or the merger. The ultimate success of the merger will depend on, among other things, the ability to continue to combine the two businesses in a manner that facilitates growth opportunities. Further, there are a large number of processes, policies, procedures, operations, technologies and systems that must continue to be integrated in connection with the ongoing integration of Maxim’s business. The combined company has and may continue to incur ongoing restructuring, integration, and other costs associated with combining the operations of the two companies in connection with the merger. It is possible that the ongoing integration process could result in the loss of customers, the disruption of ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated and actual growth, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. There can be no assurances that the two businesses can be integrated successfully in a way that maximizes the combined business to the fullest extent. If we are not able to successfully achieve our objectives, the benefits of the merger may not be fully realized or may take longer to achieve than expected.
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
•higher than expected or unexpected costs relating to or associated with an acquisition and related integration of assets and businesses;
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

Risks Related to Cyber, IP, Legal and Regulatory
Our computer systems and networks may be subject to attempted security breaches and other cybersecurity incidents and a significant disruption in, or breach in security of, our information technology systems or certain of our products could materially and adversely affect our business or reputation.
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as Internet connectivity, network communications and email. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, employee malfeasance, user errors, catastrophes or other unforeseen events. Since the beginning of the COVID-19 pandemic, some of our employees have been working remotely, which may pose additional data security risks. We also rely upon external cloud providers for certain infrastructure activities. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.
We may also be subject to security breaches of our information technology systems and certain of our products caused by viruses, illegal break-ins or hacking, sabotage, other cyber attacks, or acts of vandalism by third parties or our employees or contractors. Further, geopolitical tensions or conflicts, such as the ongoing conflict between Russia and Ukraine, may create a heightened risk of cyber attacks, which could result in significant losses and damage and, could damage our reputation with customers and suppliers if the confidential information of our customers, suppliers, employees or contractors is compromised. Our security measures or those of our third-party service providers may not detect or prevent security breaches, cyber attacks, defects, bugs or errors.
In addition, we provide our confidential and proprietary information to our strategic partners in certain cases where doing so is necessary to conduct our business. Those third parties may be subject to security breaches or otherwise compromise the protection of such information. Security breaches of our information technology systems or those of our partners could result in the misappropriation, loss or unauthorized disclosure of confidential and proprietary information belonging to us or to our employees, contractors, partners, customers, suppliers, or other third parties, system disruptions or denial of service, which could result in our suffering significant financial or reputational damage.
In the event of such breaches, we could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to our reputation, and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant.
We may be unable to adequately protect our proprietary intellectual property rights, which may limit our ability to compete effectively.
Our future success depends, in part, on our ability to protect our intellectual property. We primarily rely on patent, mask work, copyright, trademark and trade secret laws, as well as nondisclosure agreements, information security practices, and other methods, to protect our proprietary information, technologies and processes. Despite our efforts to protect our intellectual property, it is possible that competitors or other unauthorized third parties may obtain or disclose our confidential information, reverse engineer or copy our technologies, products or processes, make unlicensed copies or engage in unapproved distributions of our technology for unauthorized uses, or otherwise misappropriate our intellectual property. Moreover, the laws of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our intellectual property.
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
We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors, and may improperly use our proprietary information at their employer.

If we fail to comply with U.S. and foreign laws related to privacy, data security, and data protection, it could adversely affect our operating results and financial condition.
We are or may become subject to a variety of laws and regulations such as the European Union’s General Data Protection Regulation (the “GDPR”), China’s Personal Information Protection Law (the “PIPL”), or California’s Consumer Privacy Act (the “CCPA”) regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws.
In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are broader and more stringent than those in many other jurisdictions around the world. The GDPR includes significant penalties for non-compliance, and China’s PIPL imposes additional operational requirements relating to processing personal information and provides compressive penalty and enforcement mechanisms. Most notably, in the United States, California enacted the CCPA that requires covered companies to provide additional disclosures and data rights to data subjects. The CCPA went into effect on January 1, 2020. The California Privacy Rights Act (“CPRA”) passed by voters in November 2020 will expand the CCPA when the regulations become fully operative on January 1, 2023. The CPRA establishes the California Privacy Protection Agency to enforce Californians’ privacy rights under the CCPA. Since the CCPA was enacted, other states, including Virginia and Colorado, have enacted comprehensive privacy schemes.
The costs of compliance with, and other burdens imposed by, the GDPR, CCPA, and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business. Further, our product offerings in the digital healthcare solutions space which include the collection and processing of sensitive personal information subject us to heightened requirements under data privacy laws.
Given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third party service providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operating results and financial condition.
We are occasionally involved in litigation, administrative proceedings, and regulatory proceedings, which could be costly to resolve and could require us to redesign products, pay significant royalties or fines, or refrain from engaging in specific conduct.
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, including inquiries from and discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations which may result in claims with respect to commercial, product liability, intellectual property, cybersecurity, privacy, data protection, antitrust, breach of contract, employment, class action, whistleblower, mergers and acquisitions and other matters. We could also be subject to litigation or arbitration disputes arising under our contractual obligations, customer indemnity, warranty or product liability claims, or other matters that could lead to significant costs and expenses as we defend those claims or pay damage awards. For example, in March 2022, a putative class action was filed in the Court of Chancery of the State of Delaware against us and the former directors of Maxim as described in Part I, Item 3, “Legal Proceedings.”
Further, the semiconductor industry is characterized by frequent claims and litigation involving patent and other intellectual property rights. Other companies or individuals have obtained patents covering a variety of semiconductor designs and processes, and we might be required to obtain licenses under some of these patents or be precluded from making and selling infringing products, if those patents are found to be valid and infringed by us. In the event a third party makes a valid intellectual property claim against us and a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating that intellectual property, and our operating results could be materially and adversely affected. Litigation may be necessary to enforce our patents or other of our intellectual property rights or to defend us against claims of infringement.
These matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Allegations made in the course of regulatory or legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. Because litigation and the outcome of regulatory proceedings are inherently unpredictable, our business, financial condition or operating results could be materially affected by an unfavorable resolution of one or more of these proceedings, claims, demands or investigations. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities, and we may elect to self-insure with respect to certain matters. An adverse outcome in litigation or arbitration could have a material adverse effect on our financial position or on our operating results or cash flows in the period in which the dispute is resolved.
Environmental, social and governance (ESG) matters may have an adverse effect on our business, financial condition and results of operations, and damage our brand and reputation.
There is an increasing focus from investors, customers, employees and potential talent, as well as other stakeholders concerning ESG matters, including climate change and sustainability, human rights, support for local communities, Board of Directors and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, and corporate governance and transparency. Current and prospective investors are increasingly utilizing ESG data to inform their decisions, including investment and voting, using a multitude of evolving score and rating frameworks. Further, customers are also utilizing ESG data to inform their purchasing decisions. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet the expectations of investors, customers, employees or other stakeholders’ evolving standards, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us. Additionally, there is increasing legislation globally which will require us to align programs to their expectations and disclose an increasing amount of information and data to illustrate our position and progress. If we do not adapt our strategy or execution quickly enough to meet the evolving expectations of our investors, customers, and regulators, or if our ESG data input, processing and reporting are incomplete or inaccurate, our business, financial condition, results of operations, brand and reputation could be adversely affected.
We are subject to environment, health and safety (EHS) standards and hazards which have the potential to adversely affect our business, increase our expenses, and adversely affect our reputation.
Our industry is subject to EHS requirements and laws, particularly those that control and restrict the sourcing, use, transportation, emission, discharge, storage and disposal of certain substances and materials used or produced in the semiconductor manufacturing process and which help ensure the health and safety of our employees. We are also required to obtain environmental permits from governmental authorities for certain of our operations. Public attention to environmental sustainability and social responsibility concerns continues to increase, and our customers routinely include stringent environmental and other standards in their contracts with us. Changes in EHS laws or regulations may require us to invest in costly equipment or make manufacturing process changes and may adversely affect the sourcing, supply and pricing of materials used in our products. In particular, climate change concerns and the potential resulting environmental impact may result in new or more stringent EHS laws and regulations that may affect us, our suppliers, and our customers. Such laws or regulations could cause us to incur additional direct costs for compliance or costs to control or reduce our environmental impact through, for example, carbon offsets, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition. In addition, we use hazardous and other regulated materials that subject us to risks of strict liability for damages caused by potential or actual releases of such materials. Any failure to control such materials adequately or to comply with existing or future EHS statutory or regulatory standards, requirements or contractual obligations could result in any of the following, each of which could have a material adverse effect on our business and operating results:
•liability for damages and remediation;
•the imposition of regulatory penalties and civil and criminal fines;
•the suspension or termination of the development, manufacture, sale, or use of certain of our products;
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
In connection with our United States government business, we are subject to evolving procurement rules and regulations, as well as government audits and to review and approval of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws, such as the Cybersecurity Maturity Model Certification. In certain circumstances, if we do not comply with the terms of a government contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment or other sanction could have an adverse effect on our business.
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
Damage to our reputation can damage our business.
Our reputation is a critical factor in our relationships with customers, employees, governments, suppliers, and other stakeholders. Our failure to address, or the appearance of our failure to address, issues that give rise to reputational risk, including those described in this Risk Factors section, could significantly harm our reputation and our brands. We may be subject to reputational risks and our brand loyalty may decline if others adopt the same or confusingly similar marks in an effort to misappropriate and profit on our brand name and do not provide the same level of quality as is delivered by our solutions and services. It may also limit our ability to be seen as an employer of choice when competing for highly skilled employees and repairing our reputation and brands may be difficult, time-consuming, and expensive. To the extent we fail to respond quickly and effectively to address corporate and brand crises, the ensuing negative public reaction could significantly harm our reputation and our brands, which could lead to increases in litigation claims and asserted damages or subject us to regulatory actions or restrictions. If we fail to police, maintain, enhance and protect our brands, if we incur excessive expenses in this effort or if customers or potential customers are confused by others’ trademarks, our business, operating results, and financial condition may be materially and adversely affected.
Increases in our effective tax rate, exposure to additional tax liabilities, or substantial changes in domestic or international corporate tax policies, regulations or guidance may adversely impact our results of operations.
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the fiscal year ended October 29, 2022 was below the U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income.
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
We are also subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (IRA) which imposes a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion. We are in the process of assessing whether the book minimum tax would impact our effective tax rate. Corporate tax reform, anti-base-erosion rules and tax transparency continue to be high priorities in many jurisdictions. Changes in these laws and regulations, including those that align to or are associated with the Organization for Economic

Cooperation and Development's Base Erosion and Profit Shifting Actions Plans, could impact the jurisdictions where we are deemed to earn income, which could in turn adversely affect our tax liability and results of operations.
Risks Related to Financial Markets, Indebtedness and Capital Return
We have substantial existing indebtedness and the ability to incur significant additional indebtedness, which could limit our operations and our use of our cash flow and negatively impact our credit ratings.
As of October 29, 2022, we had approximately $6.5 billion in outstanding indebtedness. In addition, we had $2.5 billion of availability under our unsecured revolving credit facility. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to acquire new products and technologies through strategic acquisitions. Further, on October 5, 2021, we issued $500 million aggregate principal amount of floating rate senior notes (the “Floating Rate Notes”). Our Floating Rate Notes and our net interest expense is exposed to changes in market interest rates and will increase as market interest rates rise. We may also incur additional debt, including debt with variable interest rates, in the future, which would increase these risks.
Our ability to make payments of principal and interest on our indebtedness when due depends upon our future operating performance, which may be impacted by general economic conditions, industry cycles and other factors beyond our control. If we are unable to service or refinance our debt, we may be required to divert funds that would otherwise be invested in growing our business operations or returned to shareholders, repatriate earnings as dividends from foreign locations with potential negative tax consequences, or sell selected assets. Such measures might not be sufficient to enable us to service our debt, which could negatively impact our financial results. In addition, we may not be able to obtain any such financing, refinancing or complete a sale of assets on economically favorable terms. In the case of financing or refinancing, favorable interest rates will depend on conditions in the debt capital markets. In addition, if our credit ratings are downgraded or put on watch for a potential downgrade, the applicable interest rate on borrowings under our current revolving credit facility may rise and our ability to obtain additional financing or refinance our existing debt may be negatively affected.
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
We may not meet expectations or targets in connection with our “green” financing arrangements, which could harm our reputation and business.
From time to time, we may enter into “green” financing arrangements that require us to use proceeds for environmental sustainability purposes or have targets related to environmental sustainability. For example, we entered into a revolving credit agreement on June 23, 2021 (the “Revolving Credit Agreement”) that contains a sustainability-linked pricing component, which provides for interest rate and facility fee reductions or increases based on meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions and renewable energy usage. For calendar year 2021, we did not achieve the greenhouse gas emissions reduction threshold goal related to this sustainability-linked pricing component due in part to increased demand for product, which did not have a material impact on our business, net income, or financing costs. On October 5, 2021, we issued $750 million sustainability-linked senior notes (the “Sustainability-Linked Senior Notes”). Our Sustainability-Linked Senior Notes initially bear interest at a rate of 1.7% per annum and are subject to an increase of an additional 30 basis points per annum from April 1, 2026 to the maturity date unless the Sustainability Performance Target (as defined in the Sustainability-Linked Senior Notes) has been satisfied. Failing to use the net proceeds under green financing arrangements that satisfies investor criteria and expectations regarding environmental impact or achieve targets related to environmental sustainability under such financing arrangements could result in reputational harm and our business and operating results could be negatively impacted.
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
General Risk Factors
Our results of operations could be affected by natural disasters in the locations in which we operate.
We, like many companies in the semiconductor industry, rely on supplies, services, internal manufacturing capacity, wafer fabrication foundries and other subcontractors in locations around the world that are susceptible to natural disasters and other significant disruptions. Earthquakes, fires, tsunamis, flooding or other natural disasters may disrupt local semiconductor-related businesses and adversely affect manufacturing capacity, availability and cost of key raw materials, utilities and equipment, and availability of key services, including transport of our products worldwide. Our insurance may not adequately cover losses resulting from such disruptions. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, flood, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition. In addition, global climate change may result in certain natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding, and could disrupt the availability of water necessary for the operation of our fabrication facilities located in semi-arid regions. The long-term effects of climate change on the global economy and the semiconductor industry in particular are unclear, but could be severe.
Our stock price may be volatile.
The market price of our common stock may be volatile, as it may be significantly affected by factors including:
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
•the extent of the impact and the duration of the COVID-19 pandemic;
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
The stock market has historically experienced volatility, especially within the semiconductor industry, that often has been unrelated to the performance of particular companies, such as the response to rising inflation and increasing interest rates. These market fluctuations may cause our stock price to fall regardless of our operating results.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our significant general offices and manufacturing facilities:

Properties		Approximate
Owned:	Use	Total Sq. Ft.

Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	1,518,000 sq. ft.
Wilmington, MA	Corporate headquarters, wafer fabrication, testing, engineering, sales, marketing and administrative offices	826,000 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, warehouse and distribution, engineering and administrative offices	646,000 sq. ft.
San Jose, CA	Engineering, sales, marketing and administrative offices	435,000 sq. ft.
Beaverton, OR	Wafer fabrication, engineering and administrative offices	432,000 sq. ft.
Penang, Malaysia (1)	Wafer probe and testing, assembly and engineering offices	364,000 sq. ft.
Chonburi Province, Thailand	Wafer probe and testing, warehouse, engineering and administrative offices	194,000 sq. ft.
Chelmsford, MA	Final assembly of certain module and subsystem-level products, testing, engineering and administrative offices	174,000 sq. ft.
Camas, WA	Wafer fabrication	105,000 sq. ft.

			Lease
Properties		Approximate	Termination
Leased:	Use	Total Sq. Ft.	(fiscal year)	Renewals

Bangalore, India	Engineering and administrative offices	175,000 sq. ft.	2027	1, five-yr. period
San Jose, CA	Manufacturing, marketing, and administrative offices	103,000 sq. ft.	2035	1, five-yr. period
(1)Leases on the land used for this facility expire in 2054 through 2057.
In addition to the properties listed in the above tables, we also own or lease a number of other facilities in various locations in the United States and internationally that are used for manufacturing, engineering, sales and marketing and administration activities. Leases for these leased facilities expire at various dates through the year 2039. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases, see Note 9, Leases, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 3.     LEGAL PROCEEDINGS
From time to time in the ordinary course of our business, various claims, charges and litigation are asserted or commenced against us arising from, or related to, among other things, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage, employment or employee benefits. As to such claims and litigation, we can give no assurance that we will prevail. We do not believe that any current legal matters will have a material adverse effect on our financial position, results of operations or cash flows. For information regarding material pending legal proceedings in which we are involved, see Note 10, Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.     MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Global Select Market under the symbol ADI. The number of holders of record of our common stock at November 18, 2022 was 2,382. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 28, 2022, the last reported sales price of our common stock on The Nasdaq Global Select Market was $144.88 per share.
On November 21, 2022, our Board of Directors declared a cash dividend of $0.76 per outstanding share of common stock. The dividend will be paid on December 15, 2022 to all shareholders of record at the close of business on December 5, 2022 and is expected to total approximately $387.1 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The table below summarizes the activity related to stock repurchases for the three months ended October 29, 2022. We have an ongoing authorization, originally approved by our Board of Directors in 2004, and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. In March 2020, we temporarily suspended our share repurchase program as a result of the global macroeconomic environment. That suspension continued through the fourth quarter of fiscal 2020 given the planned acquisition of Maxim Integrated Products, Inc. We reinstated the common stock repurchase program effective November 2020. As of October 29, 2022, the Company had repurchased a total of approximately 189.6 million shares of its common stock for approximately $11.7 billion under our share repurchase program. An additional $4.9 billion remains available for repurchase of shares under the current authorized program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 31, 2022 through August 27, 2022	1,572,964	$172.62	1,515,606	$5,471,910,519
August 28, 2022 through September 24, 2022	1,058,260	$148.76	1,041,800	$5,316,957,211
September 25, 2022 through October 29, 2022	2,718,976	$143.15	2,705,200	$4,929,659,276
Total	5,350,200	$152.93	5,262,606	$4,929,659,276
_______________________________________
(1)Includes 87,594 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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

Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since October 28, 2017 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on October 28, 2017 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
The following discussion includes results of operations and financial condition for the fiscal year ended October 29, 2022 (fiscal 2022) and the fiscal year ended October 30, 2021 (fiscal 2021) and year-over-year comparisons between fiscal 2022 and fiscal 2021. For discussion on results of operations and financial condition for fiscal 2021 and the fiscal year ended October 31, 2020 (fiscal 2020) and year-over-year comparisons between fiscal 2021 and fiscal 2020, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2021 filed with the Securities and Exchange Commission on December 3, 2021. Our fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2022 and fiscal 2021 were 52-week fiscal periods.
Impact of COVID-19 on our Business
The pandemic caused by the novel strain of the coronavirus (COVID-19) and the numerous measures implemented by government authorities in response, have impacted and may continue to impact our workforce and operations, the operations of our customers and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States, the Philippines, Ireland, Malaysia, Thailand and India. Each of these countries has been affected by the pandemic and taken measures to try to contain it, resulting in disruptions at some of our manufacturing operations and facilities, including restrictions on our access to facilities.
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
While we are confident that our strategy and long-term contingency planning have positioned us well to weather the current uncertainty, we cannot at this time fully quantify or forecast the impact of COVID-19 on our business. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows continues to largely depend on future developments, including the duration, scope and severity of the pandemic, any additional resurgences, variants and severity of variants and the ability to effectively and widely manufacture and distribute vaccines, which are not within our control and cannot be accurately predicted and are uncertain.
Acquisition of Maxim Integrated Products, Inc.
On August 26, 2021 (Acquisition Date), we completed the acquisition of Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. Pursuant to the Agreement and Plan of Merger, dated as of July 12, 2020 (the Merger Agreement), Maxim stockholders received, for each outstanding share of Maxim common stock, 0.6300 of a share of the Company’s common stock as of the Acquisition Date, for total consideration of approximately $28.0 billion of our common stock. The acquisition of Maxim is referred to as the Acquisition. The consolidated financial statements included in this Annual Report on Form 10-K include the financial results of Maxim prospectively from the Acquisition Date. See Note 6, Acquisitions, of the Notes to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information.
Results of Operations
Overview

	Fiscal Year		2022 over 2021
	2022	2021	$ Change	% Change
Revenue	$12,013,953	$7,318,286	$4,695,667	64%
Gross margin %	62.7%	61.8%
Net income	$2,748,561	$1,390,422	$1,358,139	98%
Net income as a % of revenue	22.9%	19.0%
Diluted EPS	$5.25	$3.46	$1.79	52%

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

	Fiscal 2022			Fiscal 2021
	Revenue	% of Total Revenue (1)	Y/Y%	Revenue	% of Total Revenue (1)
Industrial	$6,069,332	51%	51%	$4,026,909	55%
Automotive	2,515,513	21%	102%	1,248,169	17%
Communications	1,880,697	16%	56%	1,206,867	16%
Consumer	1,548,411	13%	85%	836,341	11%
Total Revenue	$12,013,953	100%	64%	$7,318,286	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
Revenue increased across all end markets in fiscal 2022 as compared to fiscal 2021 primarily as a result of the Acquisition, which contributed approximately 65% of the increase in total revenue year over year, a broad-based increase in demand for our products across all end markets as well as inflationary price increases.
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

	Fiscal 2022		Fiscal 2021
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Distributors	$7,458,478	62%	$4,589,944	63%
Direct customers	4,423,883	37%	2,600,353	36%
Other	131,592	1%	127,989	2%
Total Revenue	$12,013,953	100%	$7,318,286	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end customer demand.

Revenue Trends by Geographic Region
Revenue by geographic region, based upon the geographic location of the distributors or OEMs who purchased the Company's products, for fiscal 2022 and fiscal 2021 was as follows:

	Fiscal Year		2022 over 2021
	2022	2021	$ Change	% Change (1)
United States	$4,025,398	$2,389,439	$1,635,959	68%
Rest of North and South America	72,497	42,830	29,667	69%
Europe	2,534,423	1,592,989	941,434	59%
Japan	1,221,549	787,966	433,583	55%
China	2,563,536	1,614,396	949,140	59%
Rest of Asia	1,596,550	890,666	705,884	79%
Total Revenue	$12,013,953	$7,318,286	$4,695,667	64%
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
Total revenue increased in fiscal 2022 as compared to fiscal 2021 due to the incremental impact of revenue from the Acquisition, broad-based, global demand in the semiconductor industry as well as inflationary price increases.
Gross Margin

	Fiscal Year		2022 over 2021
	2022	2021	$ Change	% Change
Gross margin	$7,532,474	$4,525,012	$3,007,462	66%
Gross margin %	62.7%	61.8%
Gross margin percentage in fiscal 2022 increased by 90 basis points compared to fiscal 2021 primarily as a result of favorable product mix, synergies related to the Acquisition and higher utilization of our factories due to increased customer demand, partially offset by additional cost of goods sold related to the Acquisition. This additional cost of goods sold related to the Acquisition consisted of amortization expense of intangible assets of $857.1 million in fiscal 2022 compared to $155.4 million in fiscal 2021, and nonrecurring fair value adjustments recorded to inventory of $271.4 million in fiscal 2022 compared to $331.1 million in fiscal 2021. In addition, gross margin percentage in fiscal 2022 included price increases in revenue to offset inflationary cost increases.
Research and Development (R&D)

	Fiscal Year		2022 over 2021
	2022	2021	$ Change	% Change
R&D expenses	$1,700,518	$1,296,126	$404,392	31%
R&D expenses as a % of revenue	14%	18%
R&D expenses increased in fiscal 2022 as compared to fiscal 2021 primarily as a result of the Acquisition.
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
Selling, Marketing, General and Administrative (SMG&A)

	Fiscal Year		2022 over 2021
	2022	2021	$ Change	% Change
SMG&A expenses	$1,266,175	$915,418	$350,757	38%
SMG&A expenses as a % of revenue	11%	13%

SMG&A expenses increased in fiscal 2022 as compared to fiscal 2021, primarily as a result of the Acquisition as well as higher salary and benefit expenses and higher variable compensation expenses, partially offset by lower acquisition-related transaction costs.
Amortization of Intangibles

	Fiscal Year		2022 over 2021
	2022	2021	$ Change	% Change
Amortization expenses	$1,012,572	$536,811	$475,761	89%
Amortization expenses as a % of revenue	8%	7%
Amortization expenses increased in fiscal 2022 as compared to fiscal 2021, primarily as a result of amortization expense of intangible assets recorded as part of the Acquisition.
Special Charges, Net

	Fiscal Year		2022 over 2021
	2022	2021	$ Change	% Change
Special charges, net	$274,509	$84,456	$190,053	225%
Special charges, net as a % of revenue	2%	1%
Special charges, net increased in fiscal 2022 as compared to fiscal 2021, primarily as a result of charges recorded as part of the integration of Maxim and continued organizational initiatives to better align our global workforce with our long-term strategic plan. During the third quarter of fiscal 2022, we transitioned our engineering, sales, marketing and administrative activities from a leased property in Santa Clara, California to an owned property in San Jose, California. As a result, we entered into a sublease agreement for a portion of the leased property and recorded an impairment charge of $91.9 million in the third quarter of fiscal 2022 related to the associated asset group. The remaining charges were for severance and benefit costs as well as charges recorded from the acceleration of equity awards in connection with the termination of certain employees in manufacturing, engineering and SMG&A roles at sites assumed in connection with the Acquisition and various other locations throughout the world.
Operating Income

	Fiscal Year		2022 over 2021
	2022	2021	$ Change	% Change
Operating income	$3,278,700	$1,692,201	$1,586,499	94%
Operating income as a % of revenue	27.3%	23.1%
The increase in operating income in fiscal 2022 as compared to fiscal 2021 was primarily the result of a $3,007.5 million increase in gross margin, partially offset by a $475.8 million increase in amortization expenses, a $404.4 million increase in R&D expenses, a $350.8 million increase in SMG&A expenses and a $190.1 million increase in special charges, net as more fully described above under the headings Gross Margin, Amortization of Intangibles, Research and Development (R&D), Selling, Marketing, General and Administrative (SMG&A) and Special Charges, Net.
Nonoperating (Income) Expense

	Fiscal Year		2022 over 2021
	2022	2021	$ Change	% Change
Total Nonoperating expense	$179,951	$363,487	$(183,536)	(50)%
The year-over-year decrease in nonoperating expense in fiscal 2022 as compared to fiscal 2021 was primarily the result of a loss on the extinguishment of debt of $215.2 million related to debt transactions in the fourth quarter of fiscal 2021, partially offset by higher interest expense in fiscal 2022 related to our debt obligations and fewer gains on investments in fiscal 2022.

Provision for (Benefit From) Income Taxes

	Fiscal Year		2022 over 2021
	2022	2021	$ Change	% Change
Provision for (benefit from) income taxes	$350,188	$(61,708)	$411,896	n/a
Effective income tax rate	11.3%	(4.6)%
Our effective tax rates for fiscal 2022 and fiscal 2021 were below the U.S. statutory rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. In fiscal 2021, we recorded a net deferred tax benefit of $188.8 million from deferred tax assets related to an intra-entity transfer of intangible assets. Also, our provision for income taxes increased in fiscal 2022 as a result of higher income before taxes primarily related to the Acquisition. For fiscal 2022 and fiscal 2021 our pretax income was primarily generated in Ireland at a tax rate of 12.5%.
See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
Net Income

	Fiscal Year		2022 over 2021
	2022	2021	$ Change	% Change
Net income	$2,748,561	$1,390,422	$1,358,139	98%
Net income, as a % of revenue	22.9%	19.0%
Diluted EPS	$5.25	$3.46	$1.79	52%
The increase in net income in fiscal 2022 as compared to fiscal 2021 was a result of a $1,586.5 million increase in operating income and a $183.5 million decrease in nonoperating expense, partially offset by a $411.9 million increase in provision for income taxes, as more fully described above under the headings Operating Income, Nonoperating (Income) Expense, and Provision for (Benefit From) Income Taxes.
Liquidity and Capital Resources
At October 29, 2022, our principal source of liquidity was $1,470.6 million of cash and cash equivalents, of which approximately $307.4 million was held in the United States and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Fiscal Year
	2022	2021
Net cash provided by operating activities	$4,475,402	$2,735,069
Net cash provided by operating activities as a % of revenue	37%	37%
Net cash (used for) provided by investing activities	$(657,368)	$2,143,525
Net cash used for financing activities	$(4,290,720)	$(3,959,664)
The following changes contributed to the net change in cash and cash equivalents from fiscal 2021 to fiscal 2022.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operating activities during fiscal 2022 as compared to fiscal 2021 was primarily a result of higher net income adjusted for noncash items offset by changes in working capital.

Investing Activities
Investing cash flows generally consist of capital expenditures, cash used for acquisitions and proceeds from or purchases of investments. The change in cash (used for) provided by investing activities during fiscal 2022 as compared to fiscal 2021 was primarily the result of cash received from the Acquisition during fiscal 2021, partially offset by an increase in cash used for capital expenditures during fiscal 2022.
Financing Activities
Financing cash flows consist primarily of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt, and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The change in cash used for financing activities during fiscal 2022 as compared to fiscal 2021 was primarily the result of a net decrease in debt in fiscal 2022 as compared to a net increase in debt in fiscal 2021, as well as higher dividend payments, partially offset by lower common stock repurchases.
Working Capital

	Fiscal Year
	2022	2021	$ Change	% Change
Accounts receivable, net	$1,800,462	$1,459,056	$341,406	23%
Days sales outstanding (1)	50	52
Inventory	$1,399,914	$1,200,610	$199,304	17%
Days cost of sales in inventory (1)	106	118
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
The increase in accounts receivable for fiscal 2022 compared to fiscal 2021 was primarily the result of variations in the timing of collections and billings and increased revenue levels.
Inventory increased in fiscal 2022 as compared to fiscal 2021, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand. As of October 30, 2021, our inventory balance also included additional costs related to the Acquisition as a result of accounting for acquired inventory at fair-value.
Current liabilities decreased to $2,442.7 million at October 29, 2022 from $2,770.3 million recorded at the end of fiscal 2021, primarily due to early termination of debt, partially offset by higher accounts payable and accruals.
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
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of October 29, 2022, we were in compliance with these covenants. See Note 13, Revolving Credit Facility, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our revolving credit facility.

Debt
As of October 29, 2022, we had approximately $6.5 billion of carrying value outstanding on our debt. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees and other adjustments on these instruments. The indentures governing certain of our debt instruments contain covenants that may limit our ability to: incur, create, assume or guarantee any debt or borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of October 29, 2022, we were compliant with these covenants. See Note 14, Debt of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.
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
As of October 29, 2022, $4.9 billion remained available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $699.3 million in fiscal 2022 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2023 to be between 6% and 8% of revenue, which is above our historical levels primarily due to our plans to continue to expand internal manufacturing capacity. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On November 21, 2022, our Board of Directors declared a cash dividend of $0.76 per outstanding share of common stock. The dividend will be paid on December 15, 2022 to all shareholders of record at the close of business on December 5, 2022 and is expected to total approximately $387.1 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
Contractual Obligations
The table below summarizes our material contractual obligations in specified periods as of October 29, 2022:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations (1)	$6,576,865	$—	$900,000	$1,400,000	$4,276,865
Interest payments associated with debt obligations	2,446,434	198,459	373,706	323,989	1,550,280
Transition tax (2)	656,070	127,008	529,062	—	—
Operating leases (3)	454,543	31,199	131,498	113,183	178,663
Inventory-related purchase commitments (4)	428,352	130,069	168,817	64,364	65,102
Total	$10,562,264	$486,735	$2,103,083	$1,901,536	$6,070,910
_______________________________________
(1)Debt obligations are assumed to be held to maturity.
(2)Tax obligation relates to the one-time tax on deemed repatriated earnings under the Tax Cuts and Jobs Act of 2017 enacted in fiscal 2018.
(3)Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.
(4)We have supplier commitments for the purchase of materials and supplies in advance or with minimum purchase quantities.
As of October 29, 2022, our total liabilities associated with uncertain tax positions was $194.4 million, which are included in non-current income taxes payable in our Consolidated Balance Sheets contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we have not included these uncertain tax positions in the above contractual obligations table.
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
Transaction Price: The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. The vast majority of such consideration are credits issued to the distributor due to price protection, but also include sales made to distributors under agreements that allow certain rights of return, referred to as stock rotation. Price protection represents price discounts granted to certain distributors to allow the distributor to earn an appropriate margin on sales negotiated with certain customers and in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Stock rotation allows distributors limited levels of returns in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. A liability for distributor credits covering variable consideration is made based on management's estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates.
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
Inventory Valuation
We value inventories at the lower of cost (first-in, first-out method) or net realizable value. Because of the cyclical nature of the semiconductor industry, changes in inventory levels, obsolescence of technology, and product life cycles, we write down inventories to net realizable value. We employ a variety of methodologies to determine the net realizable value of inventory. While a portion of the calculation is determined via reference to the age of inventory and lower of cost or net realizable value calculations, an element of the calculation is subject to significant judgments made by us about future demand for our inventory. If actual demand for our products is less than our estimates, additional adjustments to existing inventories may need to be recorded in future periods. To date, our actual results have not been materially different than our estimates.
Long-Lived Assets
We review property, plant, and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is determined by comparison of their carrying value to the estimated future undiscounted cash flows that the assets are expected to generate over their remaining estimated lives. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Material impairment adjustments related to our property, plant, and equipment are reflected in our financial statements for the periods presented. Any deterioration in our business in the future could lead to such impairment adjustments in future periods.
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
Goodwill
Goodwill is subject to impairment tests annually or more frequently if events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable, utilizing either the qualitative or quantitative method. We test goodwill for impairment at the reporting unit level, which we determined is consistent with our identified operating segments, on an annual basis on the first day of the fourth quarter (on or about July 31) or more frequently if we believe indicators of impairment exist or we reorganize our operating segments or reporting units.
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
In fiscal 2022, we used a combination of the qualitative and quantitative methods of assessing goodwill for our reporting units. In fiscal 2021, we used the quantitative method of assessing goodwill for all reporting units. In all periods presented, we concluded the reporting units' fair values exceeded their carrying amounts as of the assessment dates and no risk of impairment existed.
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
We account for uncertain tax positions by first determining if it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities prior to recording any benefit in the financial statements. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. For those tax positions where it is more likely than not that a tax position will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. We classify interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes line of the Consolidated Statements of Income. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in known facts or circumstances, changes in tax law, effectively settled issues under audit, and new guidance on legislative interpretations. A change in these factors could result in the recognition of an increase or decrease to our income tax provision, which could materially impact our consolidated financial position and results of operations.
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
Stock-Based Compensation
Stock-based compensation expense associated with stock options and related awards is recognized in the Consolidated Statements of Income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options, restricted stock units and market-based and/or performance-based restricted stock units. We calculate the grant-date fair values of stock options using the Black-Scholes valuation model. The grant-date fair value of restricted stock units with a service condition and restricted stock units with both service and performance conditions is calculated using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting. For restricted stock units with both service and performance conditions, this grant-date fair value is also impacted by the number of units that are expected to vest during the performance period and is adjusted through the related stock-based compensation expense at each reporting period based on the probability of achievement of that performance condition. If we determine that an award is unlikely to vest, any previously recorded stock-based compensation expense is reversed in the period of that determination. The grant date fair value of restricted stock units and performance-based stock options with both service and market conditions are calculated using the Monte Carlo simulation model to estimate the probability of satisfying the performance condition stipulated in the award grant, including the possibility that the market condition may not be satisfied.
The use of valuation models requires us to make estimates of key assumptions such as expected volatility, expected term, risk-free interest rate, expected dividend yield, forfeiture rate and others. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. We recognize the expense related to equity awards on a straight-line basis over the vesting period. See Note 2r, Stock-based Compensation, and Note 3, Stock-Based Compensation and Shareholders' Equity, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for more information related to stock-based compensation.

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
Based on the $500.0 million of our floating rate debt outstanding as of October 29, 2022, our annual interest expense would change by approximately $5.0 million for each 100 basis point increase in interest rates.
Based on our cash and marketable securities outstanding as of October 29, 2022 and October 30, 2021, our annual interest income would change by approximately $14.7 million and $19.7 million, respectively, for each 100 basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming an immediate 100 basis point parallel shift in the yield curve. Based on investment positions as of October 29, 2022 and October 30, 2021, a hypothetical 100 basis point increase in interest rates across all maturities would not materially impact the fair market value of the portfolio in either period. If significant, such losses would only be realized if we sold the investments prior to maturity.
As of October 29, 2022, we had $6.6 billion in principal amount of senior unsecured notes outstanding, with a fair value of $5.5 billion. The fair value of our notes is subject to interest rate risk, market risk, and other factors. Generally, the fair value of our notes will increase as interest rates fall and decrease as interest rates rise. The fair values of our notes as of October 29, 2022 and October 30, 2021, assuming a hypothetical 100 basis point increase in market interest rates, are as follows:

	October 29, 2022			October 30, 2021
(thousands)	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points
Maxim 2023 Notes, due March 2023	$—	$—	$—	$500,000	$520,236	$513,273
2024 Notes, due October 2024	500,000	491,982	483,035	500,000	500,482	486,201
2025 Notes, due April 2025	400,000	383,378	374,686	400,000	423,265	409,725
2026 Notes, due December 2026	900,000	851,479	820,203	900,000	986,243	941,160
Maxim 2027 Notes, due June 2027	59,788	54,771	52,534	500,000	542,942	515,866
2027 Notes, due June 2027	440,212	410,091	393,294	—	—	—
2028 Notes, due October 2028	750,000	621,093	588,044	750,000	743,109	696,554
2031 Notes, due October 2031	1,000,000	786,772	727,579	1,000,000	996,702	912,196
2032 Notes, due October 2032	300,000	278,359	257,337	—	—	—
2036 Notes, due December 2036	144,278	126,274	114,389	144,278	176,960	158,110
2041 Notes, due October 2041	750,000	513,709	450,337	750,000	758,246	652,754
2045 Notes, due December 2045	332,587	313,931	276,820	332,587	469,592	404,287
2051 Notes, due October 2051	1,000,000	640,766	545,958	1,000,000	1,029,830	848,513
Foreign Currency Exposure
As more fully described in Note 2i, Derivative and Hedging Agreements, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to the net unhedged foreign currency exposures existing at October 29, 2022 and October 30, 2021, an immediate 10% unfavorable movement in foreign currency exchange rates would result in approximately $69.5 million of losses and $39.5 million of losses, respectively, in changes in earnings or cash flows over the course of the year.

The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of October 29, 2022, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that an immediate 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of October 29, 2022 and October 30, 2021:

	October 29, 2022	October 30, 2021
Fair value of forward exchange contracts	$(16,984)	$(8,085)
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$21,193	$26,673
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(51,604)	$(41,034)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Analog Devices, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. (the Company) as of October 29, 2022 and October 30, 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 29, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 29, 2022 and October 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended October 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 22, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition – Measuring Price Protection Credits
Description of the Matter	As described in Note 2n to the consolidated financial statements, the Company's sales contracts provide certain distributors with credits for price protection and rights of return, which results in variable consideration. During 2022, sales to distributors were $7.5 billion net of expected price protection credits and rights of return for which the liability balance as of October 29, 2022 was $749.4 million, of which the vast majority relates to the price protection credits.

Auditing the Company's measurement for price protection credits under distributor contracts involved especially challenging judgment because the calculation involves subjective management assumptions about estimates of expected price protection credits. For example, estimated price protection credits included in the transaction price reflects management's evaluation of contractual terms, historical experience and assumptions about future economic conditions. Changes in those assumptions can have a material effect on the amount recognized for price protection credits.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's process to calculate the price protection credits. For example, we tested controls over the appropriateness of assumptions management used as well as controls over the completeness and accuracy of the data underlying estimates of expected price protection credits.

Our audit procedures included, among others, inspecting contractual terms in distributor agreements and testing the underlying data used in management’s calculation for completeness and accuracy as well as evaluating the significant assumptions used in the estimation of the price protection credits. We evaluated the Company’s methods and assumptions used in the estimates, which included comparing the assumptions to historical trends. We inspected and tested the results of the Company's retrospective review analysis of actual price protection credits claimed by distributors, evaluated the estimates made based on historical experience and performed sensitivity analyses of the Company’s significant assumptions to assess the impact on the price protection credits. We also evaluated whether the Company appropriately considered new information that could significantly change the estimated future price protection credits.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1967.

Boston, Massachusetts
November 22, 2022

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended October 29, 2022, October 30, 2021 and October 31, 2020

(thousands, except per share amounts)	2022	2021	2020
Revenue
Revenue	$12,013,953	$7,318,286	$5,603,056
Costs and Expenses
Cost of sales	4,481,479	2,793,274	1,912,578
Gross margin	7,532,474	4,525,012	3,690,478
Operating expenses:
Research and development	1,700,518	1,296,126	1,050,519
Selling, marketing, general and administrative	1,266,175	915,418	659,923
Amortization of intangibles	1,012,572	536,811	429,455
Special charges, net	274,509	84,456	52,337
	4,253,774	2,832,811	2,192,234
Operating income:	3,278,700	1,692,201	1,498,244
Nonoperating expense (income):
Interest expense	200,408	184,825	193,305
Loss on extinguishment of debt	—	215,150	—
Interest income	(6,906)	(1,220)	(4,305)
Other, net	(13,551)	(35,268)	(2,373)
	179,951	363,487	186,627
Earnings
Income before income taxes	3,098,749	1,328,714	1,311,617
Provision for (benefit from) income taxes	350,188	(61,708)	90,856
Net income	$2,748,561	$1,390,422	$1,220,761

Shares used to compute earnings per common share — basic	519,226	397,462	368,633
Shares used to compute earnings per common share — diluted	523,178	401,288	371,973

Basic earnings per common share	$5.29	$3.50	$3.31
Diluted earnings per common share	$5.25	$3.46	$3.28

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended October 29, 2022, October 30, 2021 and October 31, 2020

(thousands)	2022	2021	2020
Net income	$2,748,561	$1,390,422	$1,220,761
Foreign currency translation adjustment	(46,341)	1,057	3,224
Change in unrecognized gains/losses on derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of tax of $2,902 in 2022, $14,217 in 2021 and $17,468 in 2020)	(30,331)	41,817	(51,437)
Adjustment for realized loss/(gain) reclassified into earnings (net of tax of $5,054 in 2022, $189 in 2021 and $158 in 2020)	34,472	7,099	(839)
Total change in derivative instruments designated as cash flow hedges, net of tax	4,141	48,916	(52,276)
Changes in accumulated other comprehensive loss — pension plans:
Change in actuarial gain/(loss) (net of tax of $7,756 in 2022, $637 in 2021 and $5,167 in 2020)	30,613	12,923	(10,231)
Other comprehensive (loss) income	(11,587)	62,896	(59,283)
Comprehensive income	$2,736,974	$1,453,318	$1,161,478

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
October 29, 2022 and October 30, 2021

(thousands, except per share amounts)	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$1,470,572	$1,977,964
Accounts receivable less allowances of $4,571 ($2,658 in 2021)	1,800,462	1,459,056
Inventories	1,399,914	1,200,610
Prepaid expenses and other current assets	267,044	740,687
Total current assets	4,937,992	5,378,317
Other Assets
Net property, plant and equipment	2,401,304	1,979,051
Other investments	122,285	127,856
Goodwill	26,913,134	26,918,470
Intangible assets, net	13,265,406	15,267,170
Deferred tax assets	2,264,888	2,267,269
Other assets	397,341	383,938
Total other assets	45,364,358	46,943,754
	$50,302,350	$52,322,071
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$582,160	$443,434
Income taxes payable	265,845	332,685
Debt, current	—	516,663
Accrued liabilities	1,594,650	1,477,530
Total current liabilities	2,442,655	2,770,312
Non-current Liabilities
Long-term debt	6,548,625	6,253,212
Deferred income taxes	3,622,538	3,938,830
Income taxes payable	707,846	811,337
Other non-current liabilities	515,363	555,838
Total non-current liabilities	11,394,372	11,559,217
Commitments and contingencies (Note 10)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 509,295,941 shares outstanding (525,330,672 on October 30, 2021)	84,880	87,554
Capital in excess of par value	27,857,270	30,574,237
Retained earnings	8,721,325	7,517,316
Accumulated other comprehensive loss	(198,152)	(186,565)
Total shareholders’ equity	36,465,323	37,992,542
	$50,302,350	$52,322,071

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended October 29, 2022, October 30, 2021 and October 31, 2020

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, NOVEMBER 2, 2019	368,302	$61,385	$4,936,349	$6,899,253	$(187,799)
Effect of Accounting Standards Update 2018-02				2,379	(2,379)
Net Income — 2020				1,220,761
Dividends declared and paid - $2.40 per share				(886,155)
Issuance of stock under stock plans and other	3,110	518	67,885
Issuance of stock as charitable contribution	336	56	39,944
Stock-based compensation expense			149,518
Other comprehensive loss					(59,283)
Common stock repurchased	(2,263)	(377)	(244,110)
BALANCE, OCTOBER 31, 2020	369,485	61,582	4,949,586	7,236,238	(249,461)
Net Income — 2021				1,390,422
Dividends declared and paid - $2.69 per share				(1,109,344)
Issuance of stock under stock plans and other	2,738	355	62,750
Issuance of stock in connection with Acquisition	169,233	28,204	27,725,957
Stock-based compensation expense			243,611
Replacement share-based awards issued in connection with Acquisition			194,890
Other comprehensive income					62,896
Common stock repurchased	(16,125)	(2,587)	(2,602,557)
BALANCE, OCTOBER 30, 2021	525,331	87,554	30,574,237	7,517,316	(186,565)
Net Income — 2022				2,748,561
Dividends declared and paid - $2.97 per share				(1,544,552)
Issuance of stock under stock plans and other	2,701	449	33,438
Stock-based compensation expense			323,487
Other comprehensive loss					(11,587)
Common stock repurchased	(18,736)	(3,123)	(3,073,892)
BALANCE, OCTOBER 29, 2022	509,296	$84,880	$27,857,270	$8,721,325	$(198,152)

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 29, 2022, October 30, 2021 and October 31, 2020

(thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$2,748,561	$1,390,422	$1,220,761
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	283,338	231,275	233,775
Amortization of intangibles	2,014,161	843,359	577,148
Cost of goods sold for inventory acquired	271,396	331,083	—
Stock-based compensation expense	323,487	243,611	149,518
Non-cash contribution to charitable foundation	—	—	40,000
Loss on extinguishment of debt	—	215,150	—
Non-cash impairment charge	91,953	—	—
Non-cash operating lease costs	(44,087)	19,232	(257,607)
Other	(2,987)	(24,086)	5,418
Deferred income taxes	(326,755)	(406,922)	(113,948)
Change in operating assets and liabilities:
Accounts receivable	(343,908)	(114,504)	(101,626)
Inventories	(470,725)	(65,114)	1,760
Prepaid expenses and other current assets	(79,439)	(53,326)	(3,666)
Prepaid income tax	14,855	(5,791)	—
Accounts payable and accrued liabilities	171,772	208,444	103,104
Income taxes payable, current	(91,852)	(6,797)	29,441
Other assets	(14,441)	(21,690)	—
Other liabilities	(69,927)	(49,277)	124,409
Total adjustments	1,726,841	1,344,647	787,726
Net cash provided by operating activities	4,475,402	2,735,069	2,008,487

Cash flows from investing activities:
Additions to property, plant and equipment, net	(699,308)	(343,676)	(165,692)
Cash received from acquisition of Maxim, net of cash paid	—	2,450,550	—
Other	41,940	36,651	(14,831)
Net cash (used for) provided by investing activities	(657,368)	2,143,525	(180,523)

Cash flows from financing activities:
Proceeds from debt	296,130	3,939,640	395,646
Early termination of debt	(519,116)	(3,591,982)	—
Debt repayments	—	—	(750,000)
Payments on revolver	(400,000)	(400,000)	(350,000)
Proceeds from revolver	400,000	400,000	350,000
Payment on derivative instrument	—	(153,161)	—
Prepayment for stock repurchases	—	(500,000)	—
Dividend payments to shareholders	(1,544,552)	(1,109,344)	(886,155)
Repurchase of common stock	(2,577,015)	(2,605,144)	(244,487)
Proceeds from employee stock plans	33,887	63,105	68,403
Other	19,946	(2,778)	(4,015)
Net cash used for financing activities	(4,290,720)	(3,959,664)	(1,420,608)
Effect of exchange rate changes on cash	(34,706)	3,174	182
Net (decrease) increase in cash and cash equivalents	(507,392)	922,104	407,538
Cash and cash equivalents at beginning of year	1,977,964	1,055,860	648,322
Cash and cash equivalents at end of year	$1,470,572	$1,977,964	$1,055,860

See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 29, 2022, October 30, 2021 and October 31, 2020
(all tabular amounts in thousands except per share amounts)
1.Description of Business
Analog Devices, Inc. (Analog Devices or the Company) is a leading semiconductor company dedicated to solving its customers' most complex engineering challenges. Since its inception in 1965, the Company has played a critical role at the intersection of the physical and digital world by providing the building blocks to sense, measure, interpret, connect and power. The Company designs, manufactures, tests and markets a broad portfolio of solutions, including integrated circuits (ICs), software and subsystems that leverage high-performance analog, mixed-signal and digital signal processing technologies. The Company's comprehensive product portfolio, deep domain expertise and advanced manufacturing capabilities extend across high-performance precision and high-speed mixed-signal, power management and processing technologies – including data converters, amplifiers, power management, radio frequency ICs, edge processors and other sensors. The Company's focus is largely on the business-to-business end markets of Industrial, Automotive and Communications and related applications, as well as Consumer applications, with the goal of driving sustainable and profitable growth over the long term.
2. Summary of Significant Accounting Policies
a.Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the presentation for the fiscal year ended October 29, 2022 (fiscal 2022). Such reclassified amounts are immaterial.
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2022, the fiscal year ended October 30, 2021 (fiscal 2021) and the fiscal year ended October 31, 2020 (fiscal 2020) were 52-week fiscal periods.
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
The components of the Company’s cash and cash equivalents as of October 29, 2022 and October 30, 2021 were as follows:

	2022	2021
Cash	$1,016,027	$1,314,967
Available-for-sale securities	454,545	662,997
Total cash and cash equivalents	$1,470,572	$1,977,964
See Note 2j, Fair Value, of the Notes to Consolidated Financial Statements for additional information on the Company’s cash equivalents.
c.Supplemental Cash Flow Statement Information

	2022	2021	2020
Cash paid during the fiscal year for:
Income taxes	$821,683	$388,115	$237,691
Interest	$172,957	$197,841	$185,854
Noncash issuance of common stock for the Acquisition	$—	$27,754,161	$—
Fair value of partially vested equity replacement awards issued for the Acquisition	$—	$194,890	$—
d.Inventories
Inventories are valued at the lower of cost (first-in, first-out method) or net realizable value. The valuation of inventory requires the Company to estimate obsolete or excess inventory as well as inventory that is not of saleable quality. The Company employs a variety of methodologies to determine the net realizable value of its inventory. While a portion of the calculation to record inventory at its net realizable value is based on the age of the inventory and lower of cost or net realizable value calculations, a key factor in estimating obsolete or excess inventory requires the Company to estimate the future demand for its products. If actual demand is less than the Company’s estimates, impairment charges, which are recorded to cost of sales, may need to be recorded in future periods. Inventory in excess of saleable amounts is not valued, and the remaining inventory is valued at the lower of cost or net realizable value.
Inventories at October 29, 2022 and October 30, 2021 were as follows:

	2022	2021
Raw materials	$110,908	$71,639
Work in process	904,648	858,627
Finished goods	384,358	270,344
Total inventories	$1,399,914	$1,200,610
e.Property, Plant and Equipment
The following table presents details of the Company's property, plant and equipment (PP&E), net of accumulated depreciation:

	2022	2021
Land and buildings	$1,459,981	$1,392,364
Machinery and equipment	3,817,812	3,210,879
Office equipment	152,858	164,431
Leasehold improvements	118,856	167,623
	5,549,507	4,935,297
Less accumulated depreciation and amortization	3,148,203	2,956,246
Net property, plant and equipment	$2,401,304	$1,979,051

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
PP&E is recorded at cost, less allowances for depreciation. The straight-line method of depreciation is used for all classes of assets for financial statement purposes while both straight-line and accelerated methods are used for income tax purposes. Leasehold improvements are depreciated over the lesser of the term of the lease or the useful life of the asset. Repairs and maintenance charges are expensed as incurred. Depreciation is based on the following ranges of estimated useful lives:

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
f.Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable, utilizing either the qualitative or quantitative method. The Company tests goodwill for impairment at the reporting unit level, which the Company has determined is consistent with its identified operating segments, on an annual basis on the first day of the fourth quarter (on or about July 31) or more frequently if indicators of impairment exist or the Company reorganizes its operating segments or reporting units.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In fiscal 2022, the Company used a combination of the qualitative and quantitative methods of assessing goodwill for the Company's reporting units. In fiscal 2021, the Company used the quantitative method of assessing goodwill for the Company's reporting units. In all periods presented, management concluded the reporting units' fair values exceeded their carrying amounts as of the assessment dates and no risk of impairment existed.
The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of the fiscal year ending October 28, 2023 (fiscal 2023) unless indicators arise that would require the Company to reevaluate at an earlier date.
The following table presents the changes in goodwill during fiscal 2022 and fiscal 2021:

	2022	2021
Balance at beginning of year	$26,918,470	$12,278,425
Acquisition of Maxim (Note 6)	15,267	14,645,076
Foreign currency translation adjustment and other adjustments	(20,603)	(5,031)
Balance at end of year	$26,913,134	$26,918,470

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
As of October 29, 2022 and October 30, 2021, the Company’s intangible assets consisted of the following:

	October 29, 2022		October 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$10,335,903	$3,011,889	$10,336,477	$2,191,729
Technology-based	7,555,708	1,804,596	7,559,503	819,204
Trade-name	72,200	58,117	72,200	47,803
Backlog	361,200	213,346	361,200	32,746
Assembled workforce	1,800	1,679	1,800	750
IPR&D	28,222	—	28,222	—
Total (1)	$18,355,033	$5,089,627	$18,359,402	$3,092,232
_______________________________________
(1) Foreign intangible asset carrying amounts are affected by foreign currency translation.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Amortization expense related to intangible assets was $2,014.2 million, $843.4 million and $577.1 million in fiscal 2022, 2021 and 2020, respectively, and is recorded in Cost of sales and Amortization of intangibles on the Consolidated Statements of Income. The remaining amortization expense will be recognized over the remaining weighted average life of approximately 4.5 years.
The Company expects annual amortization expense for intangible assets as follows:

Fiscal Year	Amortization Expense
2023	$1,955,394
2024	$1,732,867
2025	$1,572,000
2026	$1,522,480
2027	$1,520,586

g.Grant Accounting
Certain of the Company’s subsidiaries have received grants from governmental agencies. These grants include capital, employment and research and development grants. Capital grants for the acquisition of property, plant and equipment are netted against the related capital expenditures and amortized as a credit to depreciation expense over the estimated useful life of the related asset. Employment grants, which relate to employee hiring and training, and research and development grants are recognized in earnings in the period in which the related expenditures are incurred by the Company.
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
i.Derivative Instruments and Hedging Agreements
Foreign Exchange Exposure Management — The Company enters into forward foreign currency exchange contracts to offset certain operational and balance sheet exposures from the impact of changes in foreign currency exchange rates. Such exposures result from the portion of the Company’s operations, assets and liabilities that are denominated in currencies other than the U.S. dollar, primarily the Euro; other significant exposures include the British Pound, Philippine Peso, Thai Baht, Malaysian Ringgit and the Japanese Yen. Derivative instruments are employed to eliminate or minimize certain foreign currency exposures that can be confidently identified and quantified. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. Hedges related to anticipated transactions are matched with the underlying exposures at inception and designated and documented as cash flow hedges. They are qualitatively evaluated for effectiveness on a quarterly basis. The gain or loss on the derivatives are reported as a component of AOCI in shareholders’ equity and reclassified into earnings in the same line item on the Consolidated Statements of Income as the impact of the hedged transaction in the same period during which the hedged transaction affects earnings.
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges as of October 29, 2022 and October 30, 2021 was $307.1 million and $343.6 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Consolidated Balance Sheets as of October 29, 2022 and October 30, 2021 were as follows:

		Fair Value At
	Balance Sheet Location	October 29, 2022	October 30, 2021
Forward foreign currency exchange contracts	Accrued liabilities	$18,050	$7,113
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of October 29, 2022 and October 30, 2021, the total notional amount of these undesignated hedges was $246.4 million and $120.0 million, respectively.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company estimates that $12.9 million, net of tax, of losses of forward foreign currency derivative instruments included in AOCI will be reclassified into earnings within the next 12 months.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. Derivative assets and liabilities that can be net settled under these arrangements have been presented in the Company's Consolidated Balance Sheets on a net basis. As of October 29, 2022 and October 30, 2021, none of the netting arrangements involved collateral.
The following table presents the gross amounts of the Company's forward foreign currency exchange contracts and the net amounts recorded in the Company's Consolidated Balance Sheets as of October 29, 2022 and October 30, 2021:

	October 29, 2022	October 30, 2021
Gross amount of recognized liabilities	$(19,846)	$(8,404)
Gross amounts of recognized assets	2,862	319
Net liabilities offset and presented in the Consolidated Balance Sheets	$(16,984)	$(8,085)
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
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of October 29, 2022 and October 30, 2021, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
The Company records the fair value of its derivative financial instruments in its Consolidated Financial Statements in other current assets, other assets, accrued liabilities and other non-current liabilities, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of the derivative financial instruments are either recognized periodically in earnings or in shareholders’ equity as a component of AOCI. Changes in the fair value of cash flow hedges are recorded in AOCI and reclassified into earnings in the same line item on the Consolidated Statements of Income as the impact of the hedged transaction when the underlying contract matures. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.
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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of October 29, 2022 and October 30, 2021. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of October 29, 2022 and October 30, 2021, the Company held $1,016.0 million and $1,315.0 million, respectively, of cash that was excluded from the tables below.

	October 29, 2022
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$454,545	$—	$454,545
Other assets:
Deferred compensation investments	63,211	—	63,211
Total assets measured at fair value	$517,756	$—	$517,756
Liabilities
Forward foreign currency exchange contracts (1)	$—	$16,984	$16,984
Total liabilities measured at fair value	$—	$16,984	$16,984
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
Forward foreign currency exchange contracts — The estimated fair value of forward foreign currency exchange contracts, which includes derivatives that are accounted for as cash flow hedges and those that are not designated as cash flow hedges, is based on the estimated amount the Company would receive if it sold these agreements at the reporting date taking into consideration current exchange rates as well as the creditworthiness of the counterparty for assets and the Company’s creditworthiness for liabilities. The fair value of these instruments is based upon valuation models using current market information such as strike price, spot rate, forward points, and maturity date.
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Santa Clara, California leased property asset group - As a result of a sublease transaction involving a leased property in Santa Clara, California during the third quarter of 2022, the Company estimated the fair value of the sublease assets using discounted cash flows from the estimated net sublease rental income discounted at a market rate and recorded an impairment charge which represented the excess carrying value of the asset group associated with the Santa Clara, California leased property over its estimated fair value. These assets are considered a Level 2 fair value measurement. See Note 5, Special Charges, Net, of the Notes to Consolidated Financial Statements for additional information.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 29, 2022		October 30, 2021
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
Maxim 2023 Notes, due March 2023	$—	$—	$500,000	$520,236
2024 Notes, due October 2024	500,000	491,982	500,000	500,482
2025 Notes, due April 2025	400,000	383,378	400,000	423,265
2026 Notes, due December 2026	900,000	851,479	900,000	986,243
Maxim 2027 Notes, due June 2027	59,788	54,771	500,000	542,942
2027 Notes, due June 2027	440,212	410,091	—	—
2028 Notes, due October 2028	750,000	621,093	750,000	743,109
2031 Notes, due October 2031	1,000,000	786,772	1,000,000	996,702
2032 Notes, due October 2032	300,000	278,359	—	—
2036 Notes, due December 2036	144,278	126,274	144,278	176,960
2041 Notes, due October 2041	750,000	513,709	750,000	758,246
2045 Notes, due December 2045	332,587	313,931	332,587	469,592
2051 Notes, due October 2051	1,000,000	640,766	1,000,000	1,029,830
Total Debt	$6,576,865	$5,472,605	$6,776,865	$7,147,607
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
The Company's largest customer, which is a distributor rather than an end customer, accounted for approximately 22%, 26%, and 29% of net revenues in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The Company's next largest customer, which is also a distributor, accounted for approximately 10% and 11% of net revenues in fiscal 2022 and fiscal 2021, respectively. This next largest customer accounted for less than 10% of net revenues in fiscal 2020. No other customer accounted for greater than 10% of revenue in any period presented.
m.Concentration of Other Risks
The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company is exposed to the risk of obsolescence of its inventory depending on the mix of future business. Additionally, more than half of the Company’s purchases of external wafer and foundry services are from a limited number of suppliers, such as Taiwan Semiconductor Manufacturing Company (TSMC) and others. If these suppliers or any of the Company’s other key suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components, on the time schedule and of the quality that the Company requires, the Company may be forced to engage additional or replacement suppliers, which could result in significant expenses and disruptions or delays in manufacturing, product development and shipment of product to the Company’s customers. Given the current demand environment in the semiconductor industry, the Company expects to face a constrained supply environment in the near term. Management is working to balance these constraints as it shifts the Company's global resources and adds capacity where appropriate.
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
Performance Obligations: Substantially all of the Company’s contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit products. Such sales represent a single performance obligation because the sale is one type of good or includes multiple goods that are neither capable of being distinct nor separable from the other promises in the contract. This performance obligation is satisfied when control of the product is transferred to the customer, which occurs upon shipment or delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2022, fiscal 2021 and fiscal 2020 were not material.
Transaction Price: The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. The vast majority of such consideration are credits issued to the distributor due to price protection, but also include sales made to distributors under agreements that allow certain rights of return, referred to as stock rotation. Price protection represents price discounts granted to certain distributors to allow the distributor to earn an appropriate margin on sales negotiated with certain customers and in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Stock rotation allows distributors limited levels of returns in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. A liability for distributor credits covering variable consideration is made based on the Company's estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consistent with the provisions the Company has made based on its historical estimates. For fiscal 2022 and fiscal 2021, sales to distributors were approximately $7.5 billion and $4.6 billion, respectively, net of variable consideration for which the liability balances as of October 29, 2022 and October 30, 2021 were $749.4 million and $664.2 million, respectively, and were recorded in Accrued liabilities on the Consolidated Balance Sheets.
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
o.Accumulated Other Comprehensive (Loss) Income
AOCI includes certain transactions that have generally been reported in the Consolidated Statement of Shareholders’ Equity. The changes in components of AOCI at October 29, 2022 and October 30, 2021 consisted of the following:

	Foreign currency translation adjustment	Unrealized holding gains/losses on derivatives	Pension plans	Total
October 30, 2021	$(25,795)	$(123,754)	$(37,016)	$(186,565)
Other comprehensive income before reclassifications	(46,341)	(33,233)	36,035	(43,539)
Amounts reclassified out of other comprehensive loss	—	39,526	2,334	41,860
Tax	—	(2,152)	(7,756)	(9,908)
Other comprehensive income	(46,341)	4,141	30,613	(11,587)
October 29, 2022	$(72,136)	$(119,613)	$(6,403)	$(198,152)
The amounts reclassified out of AOCI into the Consolidated Statements of Income, with presentation location during each period were as follows:

Comprehensive Income Component	2022	2021	Location
Changes in unrealized holding gains/losses on derivatives
Currency forwards	$9,474	$(2,682)	Cost of sales
	5,637	(1,622)	Research and development
	9,492	(958)	Selling, marketing, general and administrative
Interest rate derivatives	14,923	12,550	Interest expense
	39,526	7,288	Total before tax
	(5,054)	(189)	Tax
	$34,472	$7,099	Net of tax

Amortization of pension components included in the computation of net periodic benefit cost
Actuarial losses	2,334	2,979	(1)
	(361)	339	Tax
	$1,973	$3,318	Net of tax

Total amounts reclassified out of AOCI, net of tax	$36,445	$10,417
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
The Company accounts for uncertain tax positions by first determining if it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities prior to recording any benefit in the Consolidated Financial Statements. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. For those tax positions where it is more likely than not that a tax position will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Management classifies interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes line of the Consolidated Statements of Income. Management reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in known facts or circumstances, changes in tax law, effectively settled issues under audit, and new guidance on legislative interpretations. A change in these factors could result in the recognition of an increase or decrease to the Company's income tax provision which could materially impact its consolidated financial position and results of operations.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of basic and diluted earnings per share:

	2022	2021	2020
Net income (1)	$2,748,561	$1,390,422	$1,220,761

Basic shares:
Weighted-average shares outstanding	519,226	397,462	368,633
Earnings per common share basic	$5.29	$3.50	$3.31

Diluted shares:
Weighted-average shares outstanding	519,226	397,462	368,633
Assumed exercise of common stock equivalents	3,952	3,826	3,340
Weighted-average common and common equivalent shares	523,178	401,288	371,973
Earnings per common share diluted	$5.25	$3.46	$3.28
Anti-dilutive shares related to:
Outstanding stock options	608	424	460
_______________________________________
(1)For all fiscal years presented, income allocated to participating securities is not material.
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
Determining the amount of stock-based compensation expense to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of awards. These estimates may be based on different valuation models depending upon the type of award and may include assumptions, such as expected volatility, expected term, risk-free interest rate, expected dividend yield, forfeiture rate and others. The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards. The grant-date fair value of restricted stock units with a service condition and restricted stock units with both service and performance conditions is calculated using the value of the Company's common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company's common stock prior to vesting. For restricted stock units with both service and performance conditions, this grant-date fair value is also impacted by the number of units that are expected to vest during the performance period and is adjusted through the related stock-based compensation expense at each reporting period based on the probability of achievement of that performance condition. If the Company determines that an award is unlikely to vest, any previously recorded stock-based compensation expense is reversed in the period of that determination. The grant date fair value of restricted stock units and performance-based stock options with both service and market conditions is calculated using the Monte Carlo simulation model to estimate the probability of satisfying the performance condition stipulated in the award grant, including the possibility that the market condition may not be satisfied.
The fair value of shares to be issued under the Company's employee stock purchase plan (ESPP) is computed using the Black-Scholes model at the commencement of an offering period in June and December of each year. Stock-based compensation for the ESPP is expensed using an accelerated amortization model. Additionally, the Company estimates forfeitures at least annually based on historical experience and revises the estimates of forfeiture in subsequent periods if actual forfeitures differ from those estimates.
See Note 3, Stock-Based Compensation and Shareholders' Equity, of the Notes to Consolidated Financial Statements for additional information relating to stock-based compensation.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
s.New Accounting Pronouncements
Standards Implemented During Fiscal 2022
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
3. Stock-Based Compensation and Shareholders’ Equity
Equity Compensation Plans
The Company grants, or has granted, stock options and other stock and stock-based awards under the Company's 2020 Equity Incentive Plan (2020 Plan), which was approved by shareholders in March 2020. The 2020 Plan provides for the grant of up to 21.2 million shares of the Company’s common stock, which includes shares under the Company’s previous equity compensation plans, including the Amended and Restated 2006 Stock Incentive Plan and the Amended and Restated 2010 Equity Incentive Plan. The 2020 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2020 Plan. No award may be made under the 2020 Plan after March 11, 2030, but awards previously granted may extend beyond that date. The Company does not intend to grant further equity awards under any previous legacy equity compensation plans. In connection with the Acquisition, the Company assumed the Maxim 1996 Stock Incentive Plan (1996 Plan) and may grant stock options and other stock and stock-based awards under the 1996 Plan. As of October 29, 2022, a total of 16.8 million common shares were available for future grant under the 2020 Plan and 8.7 million common shares were available for future grant under the 1996 Plan.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Modification of Awards
The Company has, from time to time, modified the terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in fiscal 2022, fiscal 2021 and fiscal 2020 did not result in significant incremental compensation costs, either individually or in the aggregate.
Grant-Date Fair Value of Stock Options
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted in fiscal 2021 and fiscal 2020 is below. The Company did not grant stock option awards in fiscal 2022.

	2021	2020
Options granted (in thousands)	644	359
Weighted-average exercise price	$145.04	$94.41
Weighted-average grant-date fair value	$33.35	$18.81
Assumptions:
Weighted-average expected volatility	35.3%	29.5%
Weighted-average expected term (in years)	5.0	5.0
Weighted-average risk-free interest rate	0.8%	0.7%
Weighted-average expected dividend yield	1.9%	2.6%
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plan (ESPP)
Beginning in fiscal 2022, the Company offers an ESPP to eligible employees, providing the opportunity to purchase shares of the Company's common stock at a discount through payroll deductions. Offering periods begin in June and December each year. U.S. employees are allowed to purchase the Company's common stock at the lesser of 85% of the fair market value of the common stock at either the beginning or end of the offering period. Eligible employees outside of the U.S. are allowed to purchase the Company's common stock at the lesser of 80% of the fair market value of the common stock at either the beginning or end of the offering period.
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 5.0% to all unvested stock-based awards as of October 29, 2022. This analysis will be re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
Total stock-based compensation expense recognized is as follows:

	2022	2021	2020
Cost of sales	$36,773	$22,028	$17,684
Research and development	121,298	86,820	73,366
Selling, marketing, general and administrative	133,900	80,099	56,838
Special charges, net	31,516	54,664	1,630
Total stock-based compensation expense	$323,487	$243,611	$149,518
As of October 29, 2022 and October 30, 2021, the Company capitalized $13.1 million and $8.7 million, respectively, of stock-based compensation in inventory.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of October 29, 2022 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at October 30, 2021	3,746	$85.22
Options exercised	(545)	$62.16
Options forfeited	(7)	$97.94
Options outstanding at October 29, 2022	3,194	$89.13	4.9	$178,511
Options exercisable at October 29, 2022	2,351	$73.93	3.8	$166,927
Options vested or expected to vest at October 29, 2022 (1)	3,161	$88.67	4.9	$178,134
_______________________________________
(1)In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2022, fiscal 2021 and fiscal 2020 was $56.2 million, $93.2 million and $76.3 million, respectively.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the Company’s restricted stock unit and award activity as of October 29, 2022 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 30, 2021	5,924	$132.59
Units/Awards granted	2,173	$154.46
Restrictions lapsed	(2,156)	$128.19
Forfeited	(619)	$139.12
Restricted stock units/awards outstanding at October 29, 2022	5,322	$142.54
As of October 29, 2022, there was $545.2 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options, restricted stock awards and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of awards that vested during fiscal 2022, fiscal 2021 and fiscal 2020 was approximately $283.0 million, $207.0 million and $174.1 million, respectively.
Common Stock Repurchases
In fiscal 2021, the Company entered into accelerated share repurchase agreements (ASR) with third party financial institutions, paid $2.5 billion and received an initial delivery of 12.3 million shares of common stock, which represented approximately 80% of the notional amount of the ASR. As of October 30, 2021, the Company recorded the remaining 20%, or $500.0 million, within Prepaid expenses and other current assets on the Consolidated Balance Sheet, which was utilized during the first quarter of fiscal 2022. During the first quarter of fiscal 2022, the ASR was completed and an additional 2.1 million shares of common stock were received as final settlement of the ASR. In total, the Company repurchased 14.4 million shares of common stock under the ASR at an average price per share of $173.77.
The Company’s share repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $16.7 billion of the Company’s common stock under the program, which includes the $8.5 billion authorization approved by the Board of Directors on August 25, 2021. The Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of October 29, 2022, the Company had repurchased a total of approximately 189.6 million shares of its common stock for approximately $11.7 billion under this program. An additional $4.9 billion remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Company.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2022		2021		2020
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Industrial	$6,069,332	51%	$4,026,909	55%	$3,005,585	54%
Automotive	2,515,513	21%	1,248,169	17%	778,714	14%
Communications	1,880,697	16%	1,206,867	16%	1,193,809	21%
Consumer	1,548,411	13%	836,341	11%	624,948	11%
Total revenue	$12,013,953	100%	$7,318,286	100%	$5,603,056	100%
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2022		2021		2020
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Distributors	$7,458,478	62%	$4,589,944	63%	$3,216,302	57%
Direct customers	4,423,883	37%	2,600,353	36%	2,300,493	41%
Other	131,592	1%	127,989	2%	86,261	2%
Total revenue	$12,013,953	100%	$7,318,286	100%	$5,603,056	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
Geographic Information
Geographic revenue information for fiscal 2022, fiscal 2021 and fiscal 2020 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers. In all periods presented, the predominant countries comprising “Rest of North and South America” are Canada and Mexico; the predominant countries comprising “Europe” are Germany, Sweden, and the Netherlands; and the predominant countries comprising “Rest of Asia” are Taiwan, Malaysia, South Korea and Singapore.

	2022	2021	2020
Revenue
United States	$4,025,398	$2,389,439	$1,887,443
Rest of North and South America	72,497	42,830	41,250
Europe	2,534,423	1,592,989	1,245,695
Japan	1,221,549	787,966	521,720
China	2,563,536	1,614,396	1,348,011
Rest of Asia	1,596,550	890,666	558,937
Subtotal all foreign countries	7,988,555	4,928,847	3,715,613
Total revenue	$12,013,953	$7,318,286	$5,603,056
Property, plant and equipment
United States	$1,117,404	$956,624	$579,755
Ireland	343,728	206,353	169,968
Philippines	608,474	524,128	256,470
Thailand	143,558	126,040	—
Singapore (1)	—	—	18,518
Malaysia	119,670	84,971	53,616
All other countries	68,470	80,935	42,234
Subtotal all foreign countries	1,283,900	1,022,427	540,806
Total property, plant and equipment	$2,401,304	$1,979,051	$1,120,561
_______________________________________
(1)As further discussed in Note 5, Special Charges, Net, of the Notes to Consolidated Financial Statements, the Company sold this facility in fiscal 2021.

5.    Special Charges, Net
The Company monitors global macroeconomic conditions on an ongoing basis and continues to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various actions resulting in special charges over the past several years.
Liabilities related to special charges, net are presented in Accrued Liabilities in the Consolidated Balance Sheets. The activity is detailed below:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Special Charges	Closure of Manufacturing Facilities	Global Repositioning Actions
Balance at November 2, 2019	$50,401	$58,895
Employee severance and benefit costs	—	47,326
Facility closure costs	2,918	—
Severance and benefit payments	(5,098)	(85,301)
Facility closure cost payments	(2,969)	—
Effect of foreign currency on accrual	(76)	(146)
Balance at October 31, 2020	$45,176	$20,774
Employee severance and benefit costs	200	28,731
Facility closure costs	11,880	—
Severance and benefit payments	(19,602)	(28,604)
Facility closure cost payments	(11,880)	—
Effect of foreign currency on accrual	—	164
Balance at October 30, 2021	$25,774	$21,065
Employee severance and benefit costs	75	149,853
Facility closure costs	12,076	—
Severance and benefit payments	(22,805)	(118,567)
Facility closure cost payments	(12,491)	—
Effect of foreign currency on accrual	—	(281)
Balance at October 29, 2022	$2,629	$52,070

Closure of Manufacturing Facilities
The Company recorded special charges of $63.8 million on a cumulative basis through October 29, 2022 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear.
During the third quarter of fiscal 2022, the Company completed the sale of its Hillview wafer fabrication facility and certain equipment located in Milpitas, California, which were previously classified as held for sale, for proceeds of approximately $31.8 million, which resulted in a gain of $4.4 million. During fiscal 2021, the Company completed the sale of its facility and certain equipment in Singapore, which were previously classified as held for sale, for approximately $35.7 million, which resulted in a gain of $13.6 million.
Global Repositioning Actions
The Company recorded net special charges of $487.6 million on a cumulative basis through October 29, 2022, as part of the integration of the Acquisition and continued organizational initiatives to consolidate its global footprint related to certain manufacturing, engineering, sales, marketing and administrative offices and to better align its global workforce with the Company's long-term strategic plan. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations, and the write-off of acquired intellectual property due to the Company's decision to discontinue certain product development strategies.

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
The Company also recorded special charges of $174.8 million in fiscal 2022 primarily consisting of $180.4 million of severance and benefit costs, as well as charges recorded from the acceleration of equity awards in connection with the termination of certain employees in manufacturing, engineering and selling, marketing, general and administrative roles at sites assumed related to the Acquisition and various locations throughout the world, partially offset by a gain of $8.3 million recognized upon the sale of a business.
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
During fiscal 2022, the Company completed the acquisition accounting for the Acquisition. The following is a summary of the amounts recognized in accounting for the Acquisition:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents	$2,450,597
Accounts receivable	609,245
Inventories	858,300
Prepaid expenses and other current assets	59,310
Property, plant and equipment	759,544
Intangible assets (Note 2f)	12,429,100
Goodwill (Note 2f)	14,660,343
Other long-term assets	80,373
Total assets	$31,906,812
Accounts payable	112,828
Income taxes payable	156,592
Accrued liabilities	592,432
Long-term debt	1,072,150
Deferred income taxes	1,661,907
Other non-current liabilities	361,805
Total liabilities	$3,957,714
Total purchase consideration	$27,949,098
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
In aggregate, the Company recognized $166.9 million of transaction-related costs, including legal, accounting and other related fees that were expensed in fiscal 2022, fiscal 2021 and fiscal 2020. These costs are included in the Consolidated Statements of Income in operating expenses within Selling, marketing, general and administrative expenses (SMG&A).
The following unaudited pro forma consolidated financial information for the twelve months ended October 30, 2021 combines the results of the Company for fiscal 2021 and the unaudited results of Maxim for the corresponding period through the Acquisition Date. The following unaudited pro forma consolidated financial information for the twelve months ended October 31, 2020 combines the results of the Company for fiscal 2020 and the unaudited results of Maxim for the corresponding period. The unaudited pro forma consolidated financial information assumes that the Acquisition, which closed on August 26, 2021, was completed on November 3, 2019 (the first day of fiscal 2020). The pro forma consolidated financial information has been calculated after applying the Company’s accounting policies and includes adjustments for amortization expense of acquired intangible assets, fair value adjustments for acquired inventory, property, plant and equipment and long-term debt and compensation expense for ongoing share-based compensation arrangements that were replaced in conjunction with the Acquisition, together with the consequential tax effects. For fiscal 2020, non-recurring pro forma adjustments directly attributable to the Acquisition included pre-tax amounts of $602.5 million related to the acquisition accounting effect of inventories acquired and $54.2 million of accelerated stock-based compensation expense, together with the consequential tax effects. Additionally, $309.0 million of pre-tax transaction costs, together with the consequential tax effects, that were incurred

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to the Acquisition are reflected in the pro forma results for fiscal 2020. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the operating results of the Company that would have been achieved had the Acquisition actually taken place on November 3, 2019. In addition, these results are not intended to be a projection of future results and do not reflect events that may occur after the Acquisition, including but not limited to revenue enhancements, cost savings or operating synergies that the combined Company may achieve as a result of the Acquisition.

	Pro Forma Twelve Months Ended (unaudited)
	October 30, 2021	October 31, 2020
Revenue	$9,541,488	$7,897,855
Net income (loss)	$1,578,274	$(144,198)
Basic net income (loss) per common share	$2.94	$(0.27)
Diluted net income (loss) per common share	$2.91	$(0.27)
Other Acquisitions
The Company has not provided pro forma results of operations for any other acquisitions completed in fiscal 2022, fiscal 2021 or fiscal 2020 herein as they were not material to the Company on either an individual or an aggregate basis. The Company included the results of operations of each acquisition in its Consolidated Statements of Income from the closing date of each acquisition.
7.    Other Investments
Other investments consist of interests in venture capital funds and other long-term investments. Investments are accounted for using the equity method of accounting or cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. For equity method investments, realized gains and losses are reflected in Other, net based upon the Company's ownership share of the investee's financial results.

8.    Accrued Liabilities
Accrued liabilities at October 29, 2022 and October 30, 2021 consisted of the following:

	2022	2021
Distributor price adjustments and other revenue reserves	$749,402	$664,198
Accrued compensation and benefits	465,536	381,678
Accrued special charges	54,699	46,839
Lease liabilities	53,628	52,576
Accrued interest	33,298	29,361
Accrued withholdings related to ESPP	28,131	—
Accrued taxes	22,815	29,321
Accrued professional fees	7,955	152,689
Other	179,186	120,868
Total accrued liabilities	$1,594,650	$1,477,530
9.    Leases
The Company enters into operating leases which primarily relate to certain facilities and, to a lesser extent, finance leases. Finance leases were not a material component of the Company's lease portfolio in the periods presented. The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. Lease assets represent the Company's right to use underlying assets for the lease term, and lease liabilities represent the obligation to make lease payments over the lease term. At lease commencement, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. The Company has agreements with lease and non-lease

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
components, which are accounted for as a single lease component. Non-lease components may include real estate taxes, insurance, maintenance, parking and other operating costs. If these costs are variable costs they are not included in the measurement of the right-of-use assets and lease liabilities, but are expensed when the event determining the amount of variable consideration to be paid occurs. The Company’s leases have remaining lease terms of less than one year to approximately twenty-three years, some of which may include options to extend the initial term of the lease. These options are included in determining the initial lease term at lease commencement only if the Company is reasonably certain to exercise the option. Lease costs are recognized on a straight-line basis as lease expense over the lease term. For leases with terms of twelve months or less the Company recognizes the related lease payments as expense either on a straight-line basis over the lease term or as incurred depending on whether the lease payments are fixed or variable. The Company subleases certain properties that are not used in its core business operations (See Note 5, Special Charges, Net, of the Notes to Consolidated Financial Statements). Sublease income was not significant for the periods presented.
The following table presents supplemental balance sheet information related to the Company's operating leases:

	October 29, 2022	October 30, 2021
Assets
Operating lease right-of-use assets in Other assets	$262,997	$279,542
Liabilities
Operating lease liabilities in Accrued liabilities	$53,628	$52,576
Operating lease liabilities in Other non-current liabilities	$337,279	$295,782
Details of the Company's operating leases are as follows:

	October 29, 2022	October 30, 2021
Lease expense	$60,660	$50,799
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$61,915	$53,724
Lease assets obtained in exchange for new lease liabilities	$107,631	$25,946
Weighted average remaining lease term	7.6 years	7.9 years
Weighted average discount rate	3.3%	2.9%
The following table presents the maturities of the Company's operating lease liabilities as of October 29, 2022:

Fiscal year
2023	$31,199
2024	68,433
2025	63,065
2026	59,156
2027	54,027
Thereafter	178,663
Total future minimum operating lease payments	454,543
Less: imputed interest	(63,636)
Present value of operating lease liabilities	$390,907
The following table presents the future minimum cash receipts as a result of subleases as of October 29, 2022:

Fiscal year
2023	$1,928
2024	12,664
2025	13,843
2026	14,259
2027	14,687
Thereafter	42,734
Total future minimum cash receipts	$100,115

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company has a supplier commitment of approximately $428.4 million for the purchase of materials and supplies in advance or with minimum purchase quantities through 2031.

11.    Retirement Plans
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees.
Defined Contribution Plans
The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plans for all eligible U.S. employees was $65.2 million in fiscal 2022, $52.1 million in fiscal 2021 and $48.7 million in fiscal 2020.
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
Defined Benefit Pension and Post Retirement Benefit Plans
The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension, contribution and other retirement plans for certain non-U.S. employees was $51.4 million in fiscal 2022, $45.9 million in fiscal 2021 and $37.6 million in fiscal 2020.
The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The Company has elected to measure defined benefit plan assets and obligations as of October 31, which is the month-end that is closest to its fiscal year-ends, which were October 29, 2022 for fiscal 2022 and October 30, 2021 for fiscal 2021.
As a result of the Acquisition, the Company acquired a postretirement plan that provides postretirement medical expenses to certain former employees of a Maxim acquired company and certain former Maxim executives in the U.S.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Components of Net Periodic Benefit Cost
Net annual periodic benefit cost of the Company’s pension and postretirement benefit plans for fiscal 2022, fiscal 2021 and fiscal 2020 is presented in the following table:

	2022	2021	2020
Service cost	$10,914	$9,207	$8,587
Interest cost	6,148	4,071	3,917
Expected return on plan assets	(4,540)	(3,759)	(5,296)
Recognized actuarial loss	2,299	2,973	2,583
Subtotal	$14,821	$12,492	$9,791
Curtailment impact	—	—	(203)
Settlement impact	$(35)	$(6)	$—
Net periodic benefit cost	$14,786	$12,486	$9,588
The service cost component of net periodic benefit cost above is recorded in Cost of sales, Research and development, Selling, marketing, general and administrative expenses within the Consolidated Statements of Income, while the remaining components are recorded to Other, net.
Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s pension and postretirement benefit plans at October 29, 2022 and October 30, 2021 is presented in the following table:

	2022	2021
Change in Benefit Obligation
Benefit obligation at beginning of year	$242,593	$186,735
Service cost	10,914	9,207
Interest cost	6,148	4,071
Acquisition of Maxim benefit obligation	—	49,807
Settlement	(1,052)	(885)
Actuarial gain	(68,806)	(4,005)
Benefits paid	(3,596)	(3,983)
Exchange rate adjustment	(28,471)	1,646
Benefit obligation at end of year	$157,730	$242,593
Change in Plan Assets
Fair value of plan assets at beginning of year	$128,283	$107,505
Actual return on plan assets	(34,231)	10,637
Employer contributions	11,344	11,035
Settlements	(1,052)	(885)
Benefits paid	(3,596)	(3,983)
Acquisitions	—	1,728
Exchange rate adjustment	(16,719)	2,246
Fair value of plan assets at end of year	$84,029	$128,283
Reconciliation of Funded Status
Funded status	$(73,701)	$(114,310)
Amounts Recognized in the Balance Sheet
Non-current assets	$1,185	$1,709
Current liabilities	$(2,638)	$(2,730)
Non-current liabilities	(72,248)	(113,289)
Net amount recognized	$(73,701)	$(114,310)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2022	2021
Reconciliation of Amounts Recognized in the Statement of Financial Position
Prior service credit	(29)	(38)
Net loss	(5,302)	(43,662)
Accumulated other comprehensive loss	(5,331)	(43,700)
Accumulated contributions less than net periodic benefit cost	(68,370)	(70,610)
Net amount recognized	$(73,701)	$(114,310)
Changes Recognized in Other Comprehensive Income (Loss)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net gain/loss arising during the year	$(31,223)	$(10,884)
Effect of exchange rates on amounts included in AOCI	(4,882)	1,565
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net loss	(2,264)	(2,967)
Total recognized in other comprehensive gain/loss	$(38,369)	$(12,286)
Total recognized in net periodic cost and other comprehensive loss	$(23,583)	$200
Estimated amounts that will be amortized from AOCI over the next fiscal year
Net loss	$(1,067)	$(2,413)
The accumulated benefit obligation for the Company’s pension and postretirement benefit plans was $111.3 million and $178.2 million at October 29, 2022 and October 30, 2021, respectively.
Information relating to the Company’s pension and postretirement benefit plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at October 29, 2022 and October 30, 2021 is presented in the following table:

	2022	2021
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$120,763	$161,803
Fair value of plan assets	$45,879	$45,784
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$62,980	$94,038
Accumulated benefit obligation	$49,429	$77,337
Fair value of plan assets	$2,573	$3,544
Assumptions
The range of assumptions used for the Company’s pension and postretirement benefit plans reflects the different economic environments within the various countries as well as the differences in the attributes of the participants.
The projected benefit obligation was determined using the following weighted-average assumptions:

	2022	2021
Discount rate	5.44%	2.77%
Rate of increase in compensation levels	4.08%	3.70%
Net annual periodic benefit cost was determined using the following weighted average assumptions:

	2022	2021
Discount rate	2.77%	2.15%
Expected long-term return on plan assets	3.73%	3.32%
Rate of increase in compensation levels	3.70%	3.19%

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
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of October 29, 2022 and October 30, 2021 using the same three-level hierarchy described in Note 2j, Fair Value, of the Notes to Consolidated Financial Statements:

	October 29, 2022			October 30, 2021
	Fair Value Measurement at Reporting Date Using:			Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Unit trust funds(1)	$—	$3,625	$3,625	$—	$5,874	$5,874
Equities(1)	6,700	7,767	14,467	8,010	24,613	32,623
Fixed income securities(2)	—	28,214	28,214	—	29,957	29,957
Property (3)	—	4,773	4,773	—	5,431	5,431
Investment Funds (4)	—	29,760	29,760	—	52,380	52,380
Cash and cash equivalents	3,190	—	3,190	2,018	—	2,018
Total assets measured at fair value	$9,890	$74,139	$84,029	$10,028	$118,255	$128,283

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated future cash flows
Expected fiscal 2023 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2023	$10,579
Expected Benefit Payments
2024	$6,575
2025	$5,506
2026	$5,789
2027	$6,524
2028	$7,060
2029 through 2033	$48,355

12.    Income Taxes
The Company's effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where the Company's income is earned. The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense for fiscal 2022, fiscal 2021 and fiscal 2020 is as follows:

	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Income tax provision reconciliation:
Tax at statutory rate	$650,737	$279,030	$275,439
Net foreign income subject to lower tax rate	(358,725)	(227,470)	(225,937)
State income taxes, net of federal benefit	(15,615)	(28,052)	(23,537)
Valuation allowance	29,737	13,263	13,655
Federal research and development tax credits	(58,625)	(37,902)	(31,055)
Change in uncertain tax positions	19,394	(1,061)	(13,304)
Amortization of purchased intangibles	142,375	146,094	101,906
Acquisition and integration costs	—	11,367	1,714
U.S. effects of international operations	(47,665)	(24,624)	11,903
Windfalls (under ASU 2016-09)	(16,717)	(26,365)	(16,240)
Intra-entity transfer of intangible assets	—	(188,804)	—
Other, net	5,292	22,816	(3,688)
Total income tax provision (benefit)	$350,188	$(61,708)	$90,856
Income before income taxes for fiscal 2022, fiscal 2021 and fiscal 2020 includes the following components:

Income before income taxes (1)	2022	2021	2020
Domestic	$958,465	$508,100	$355,442
Foreign	2,140,284	820,614	956,175
Income before income taxes	$3,098,749	$1,328,714	$1,311,617
_______________________________________
(1)Income before income taxes reflects deemed intercompany royalties in all periods presented.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of the provision for (benefit from) income taxes for fiscal 2022, fiscal 2021 and fiscal 2020 are as follows:

	2022	2021	2020
Current:
Federal tax	$304,556	$134,652	$64,876
State	13,214	7,772	4,882
Foreign	359,173	202,790	135,046
Total current	$676,943	$345,214	$204,804
Deferred:
Federal	$(341,777)	$515,541	$(159,229)
State	(612)	(12,444)	(12,684)
Foreign	15,634	(910,019)	57,965
Total deferred	$(326,755)	$(406,922)	$(113,948)
Provision for (benefit from) income tax	$350,188	$(61,708)	$90,856
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
The Company carries other outside basis differences in its subsidiaries, primarily arising from acquisition accounting adjustments and certain undistributed earnings that are considered indefinitely reinvested. As of October 29, 2022, the Company has not recognized deferred income tax on $33.6 billion of outside basis differences because of its intent and ability to indefinitely reinvest these basis differences. These basis differences could be reversed through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events, none of which are considered probable at this time. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The significant components of the Company’s deferred tax assets and liabilities for fiscal 2022 and fiscal 2021 are as follows:

	2022	2021
Deferred tax assets:
Inventory reserves	$16,584	$—
Reserves for compensation and benefits	60,871	64,274
Tax credit carryovers	327,671	295,345
Stock-based compensation	25,059	26,541
Net operating losses	43,696	62,876
Intangible assets	1,975,096	2,002,041
Lease liability	76,709	60,954
Other	248,796	248,075
Total gross deferred tax assets	2,774,482	2,760,106
Valuation allowance	(339,105)	(315,434)
Total deferred tax assets	2,435,377	2,444,672
Deferred tax liabilities:
Inventory reserves	—	(18,570)
Depreciation	(96,660)	(91,846)
Deferred GILTI tax liabilities	(2,824,332)	(3,059,919)
Right of use asset	(55,858)	(53,686)
Acquisition-related intangibles	(816,177)	(892,212)
Total gross deferred tax liabilities	(3,793,027)	(4,116,233)
Net deferred tax liabilities	$(1,357,650)	$(1,671,561)
The valuation allowances of $339.1 million and $315.4 million as of October 29, 2022 and October 30, 2021, respectively, are primarily for the Company’s state R&D credit carryforwards, foreign net operating loss and international credit carryforwards. The Company believes that it is more-likely-than-not that these credit carryovers will not be realized and as a result has recorded a partial valuation allowance.
The federal and state net operating losses of $142.4 million will begin to expire in fiscal 2023 while foreign net operating loss carryovers of $144.8 million have no expiration date. There are also $312.7 million of state credit carryovers and $15.0 million of foreign investment tax credit carryovers that begin to expire in the fiscal year ending November 1, 2025.
As of October 29, 2022 and October 30, 2021, the Company had unrealized tax benefits, net of indirect tax benefits, of $165.3 million and $132.5 million, respectively, which if settled in the Company's favor, would lower the Company's effective tax rate in the period recorded. Liabilities for unrealized tax benefits are primarily classified as non-current because the Company believes that the ultimate payment or settlement of these liabilities will not occur within the next twelve months. As of October 29, 2022 and October 30, 2021, the Company had liabilities of approximately $45.5 million and $38.0 million, respectively, for interest and penalties, which is included within the provision for (benefit from) income taxes in the Consolidated Statements of Income.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2020 through fiscal 2022:

Unrealized Tax Benefits
Balance, November 2, 2019	$34,343
Additions for tax positions related to current year	3,270
Reductions for tax positions related to prior years	(16,152)
Reductions due to lapse of applicable statute of limitations	(170)
Balance, October 31, 2020	$21,291
Additions for tax positions related to current year	4,713
Additions for tax positions related to prior years	19,790
Additions for tax positions related to the Acquisition	91,179
Reductions due to lapse of applicable statute of limitations	(4,452)
Balance, October 30, 2021	$132,521
Additions for tax positions related to the Acquisition	15,267
Additions for tax positions related to current year	11,800
Additions for tax positions related to prior years	9,704
Reductions due to lapse of applicable statute of limitations	(3,965)
Balance, October 29, 2022	$165,327

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
In fiscal 2022, the Company continued to engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of unrealized tax benefits, including accrued interest and penalties, could decrease by up to $127.0 million within the next twelve months due to the completion of federal tax audits, including any administrative appeals. The $127.0 million primarily relates to matters involving federal taxation of international income and cross-border transactions.
The Company has numerous audits ongoing at any time throughout the world including: an IRS income tax audit for fiscal 2019 and fiscal 2018, a pre-Acquisition IRS income tax audit for Maxim's fiscal years ended June 27, 2015 through August 26, 2021, and various U.S. state and local tax audits and international audits. The Company’s U.S. federal tax returns prior to fiscal 2018 are no longer subject to examination, except for the applicable Maxim pre-Acquisition fiscal years noted above.
13.    Revolving Credit Facility
On June 23, 2021, the Company entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. as administrative agent and the other banks identified therein as lenders. The Revolving Credit Agreement provides for a five year, unsecured, revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions). In June 2022, the Company borrowed $400.0 million under this revolving credit facility and utilized the proceeds for the repayment of existing indebtedness and working capital requirements. The Company repaid the $400.0 million plus interest in July 2022. As of October 29, 2022, the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
Revolving loans under the Revolving Credit Agreement can be Eurocurrency Rate Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement) at the Company's option. Each Eurocurrency Rate Loan will bear interest at a rate per annum equal to the applicable Eurocurrency Rate plus a margin based on the Company's Debt Ratings (as defined in the Revolving Credit Agreement) from time to time of between 0.690% and 1.175%. Each Base Rate Loan will bear interest at a rate per annum equal to the Base Rate plus a margin based on the Company's debt ratings from time to time of between 0.00% and 0.175%. In addition, the Company has agreed to pay a facility fee based on the Company's Debt Ratings from time to time of between 0.060% and 0.200% multiplied by the actual daily amount of the Commitments (as defined in the Revolving Credit

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agreement) in effect. The Revolving Credit Agreement also contains a sustainability-linked pricing component which provides for interest rate and facility fee reductions or increases based on the Company meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions and renewable energy usage. For calendar year 2021, the Company did not achieve its greenhouse gas emissions reduction threshold goal related to this sustainability-linked pricing component due in part to increased demand for product, which did not have a material impact on the Company's business, net income or financing costs. The Revolving Credit Agreement includes a multicurrency borrowing feature for certain specified foreign currencies. The Company will guarantee the obligations of each subsidiary that is named a Designated Borrower under the Revolving Credit Agreement.
The Revolving Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of October 29, 2022, the Company was in compliance with these covenants.
14.    Debt
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the December 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The net proceeds of the offering were $1.2 billion, after discounts and issuance costs. On October 5, 2021 and October 7, 2021, $325.5 million, or 38.3%, of the $850.0 million aggregate principal amount of the December 2025 Notes at a price of $1,112.13 for each $1,000 principal amount of December 2025 Notes, and $67.4 million, or 16.85%, of the $400.0 million aggregate principal amount of the 2045 Notes at a price of $1,400.67 for each $1,000 principal amount of 2045 Notes, were tendered for repurchase and canceled. On October 20, 2021, the remaining December 2025 Notes were redeemed for cash at a redemption price equal to $1,103.81 for each $1,000 principal amount of the December 2025 Notes. Debt discounts and issuance costs will be amortized through interest expense over the term of the 2045 Notes. The 2045 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries. The 2045 Notes were issued pursuant to a base indenture (the ADI Base Indenture) between the Company and The Bank of New York Mellon Trust Company as trustee, as supplemented by a supplemental indenture, which contain certain covenants, events of default and other customary provisions. The covenants applicable to the 2045 Notes limit the Company's ability to incur, create, assume or guarantee any debt secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of October 29, 2022, the Company was in compliance with these covenants.
On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The net proceeds of the offering were $2.1 billion, after discounts and issuance costs. On October 5, 2021, (i) $71.2 million, or 17.80%, of the $400.0 million aggregate principal amount of the 2021 Notes at a price of $1,001.77 for each $1,000 principal amount of 2021 Notes, (ii) $282.7 million, or 51.41%, of the $550.0 million aggregate principal amount of the December 2023 Notes at a price of $1,053.78 for each $1,000 principal amount of December 2023 Notes and (iii) $105.7 million, or 42.29%, of the $250.0 million aggregate principal amount of the 2036 Notes at a price of $1,239.96 for each $1,000 principal amount of 2036 Notes were tendered for redemption. On October 20, 2021, the remaining 2021 Notes and December 2023 Notes were redeemed for cash at a redemption price equal to $1,000.98 for each $1,000 principal amount of 2021 Notes and $1,050.17 for each $1,000 principal amount of December 2023 Notes. Debt discounts and issuance costs will be amortized through interest expense over the term of the respective notes. The 2026 Notes and 2036 Notes rank without preference or priority among themselves and equally in right of payment with all other existing and future senior unsecured debt and senior in right of payment to all of the Company's future subordinated debt. The 2026 Notes and 2036 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. As of October 29, 2022, the Company was in compliance with these covenants.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On April 8, 2020, in an underwritten public offering of green bonds, the Company issued $400.0 million aggregate principal amount of 2.95% senior unsecured notes due April 1, 2025 (the April 2025 Notes), with semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing on October 1, 2020. The Company used the net proceeds of $395.6 million from the green bond offering to finance or refinance new and existing eligible projects involving renewable energy, green buildings, and eco-efficient products, production technologies and processes. Debt discounts and underwriting fees will be amortized through interest expense over the term of the April 2025 Notes. At any time prior to March 1, 2025, the Company may, at its option, redeem some or all of the April 2025 Notes at a redemption price equal to the greater of 100% of the principal amount of the April 2025 Notes being redeemed and the make-whole premium, plus accrued and unpaid interest on the April 2025 Notes being redeemed, if any, to but excluding the date of redemption. The April 2025 Notes are unsecured and rank equally in right of payment with all of the Company's other existing and future unsecured senior indebtedness. The April 2025 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. As of October 29, 2022, the Company was in compliance with these covenants.
In conjunction with the Acquisition, the Company recognized $500.0 million aggregate principal amount of Maxim’s 3.375% senior unsecured and unsubordinated notes due March 15, 2023 (the Maxim 2023 Notes) and $500.0 million aggregate principal amount of Maxim’s 3.45% senior unsecured and unsubordinated notes due June 15, 2027 (the Maxim 2027 Notes), which were recognized at fair value as of the Acquisition Date. On October 5, 2021, Maxim gave notice that it would redeem the Maxim 2023 Notes, and in November 2021 (fiscal 2022), the Maxim 2023 Notes were redeemed for cash.
On October 7, 2022, the Company completed an offer to exchange any and all outstanding Maxim 2027 Notes, for new 3.450% Senior Notes due June 15, 2027 (the ADI 2027 Notes) to be issued by the Company and cash. Pursuant to the exchange offer, $440.2 million aggregate principal amount of the Maxim 2027 Notes were tendered and subsequently accepted for exchange, and the Company retired and canceled all Maxim 2027 Notes accepted for exchange. In exchange for the tendered Maxim 2027 Notes, the Company issued approximately $440.2 million aggregate principal amount of ADI 2027 Notes pursuant to a private exchange offer exempt from, or not subject to, registration under the Securities Act of 1933, as amended and $0.5 million in cash. The ADI 2027 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain certain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. The ADI 2027 Notes bear interest at a rate of 3.450% per annum, with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing on December 15, 2022 and will mature on June 15, 2027. As of October 29, 2022, the Company was in compliance with the covenants in the ADI 2027 Notes and the outstanding Maxim 2027 Notes. The indenture and supplemental indentures with respect to the outstanding Maxim 2027 Notes have been modified to, among other things, eliminate (i) substantially all of the restrictive covenants, (ii) certain of the events of default (other than for the failure to pay principal, premium or interest), (iii) the obligation to offer to repurchase the Maxim 2027 Notes upon certain change of control transactions and (iv) any restrictions on consolidating with or merging into any other person or conveying, transferring or leasing all or any of its properties and assets to any person. Following settlement of the exchange offer, $59.8 million aggregate principal amount of the Maxim 2027 Notes remain outstanding.
On October 5, 2021, in an underwritten public offering, the Company issued $500.0 million aggregate principal amount of floating rate senior notes due October 1, 2024 (the Floating Rate Notes), $750.0 million aggregate principal amount of 1.7% sustainability-linked senior notes due October 1, 2028 (the Sustainability-Linked Senior Notes), $1.0 billion aggregate principal amount of 2.1% senior notes due October 1, 2031 (the 2031 Notes), $750.0 million aggregate principal amount of 2.8% senior notes due October 1, 2041 (the 2041 Notes), and $1.0 billion aggregate principal amount of 2.95% senior notes due October 1, 2051 (the 2051 Notes, and, together with the Floating Rate Notes, the Sustainability-Linked Senior Notes, the 2031 Notes and the 2041 Notes, the Notes). The Floating Rate Notes bear interest at a floating annual rate equal to a benchmark rate, which initially is Compounded SOFR (as defined in the Supplemental Indenture) plus 25 basis points. As of October 29, 2022, the interest rate on the Floating Rate Notes was 0.3% per annum. Interest payments on the Floating Rate Notes are due on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2022. The Sustainability-Linked Senior Notes initially bear interest at a rate of 1.7% per annum and are subject to an increase of an additional 30 basis points from April 1, 2026 to the maturity date unless the Sustainability Performance Target (as defined in the Sustainability-Linked Senior Notes) has been satisfied. Semi-annual fixed interest payments on the Sustainability-Linked Senior Notes, the 2031 Notes, the 2041 Notes and the 2051 Notes are due on April 1 and October 1 of each year, beginning on April 1, 2022.
At any time prior to August 1, 2028 in the case of the Sustainability-Linked Senior Notes, July 1, 2031 in the case of the 2031 Notes, April 1, 2041 in the case of the 2041 Notes and April 1, 2051 in the case of the 2051 Notes (each, a Par Call Date), the Company may, at its option, redeem some or all of the applicable series of Notes at a redemption price equal to the greater of (i) 100% of the principal amount of such series of Notes being redeemed and (ii) the make-whole redemption price (as described in the Supplemental Indenture). On and after the applicable Par Call Date, the Company may, at its option, redeem some or all of the applicable series of Notes at a redemption price equal to 100% of the principal amount of the Notes being redeemed. In each case, the Company will also pay the accrued and unpaid interest on the Notes being redeemed to, but

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
excluding, the date of redemption. The Company may not redeem the Floating Rate Notes prior to their maturity. The Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness. Debt discounts and issuance costs will be amortized through interest expense over the term of the respective Notes. The Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of October 29, 2022, the Company was in compliance with these covenants.
On September 15, 2022, in an underwritten public offering, the Company issued $300.0 million aggregate principal amount of 4.250% senior notes due October 1, 2032 (the 2032 Notes) with semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing April 1, 2023. The net proceeds of the offering were $296.1 million, after discounts and issuance costs. Prior to July 1, 2032 (three months prior to the maturity date), the Company may, at its option, redeem the 2032 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the notes matured on July 1, 2032) on a semi-annual basis at the Treasury Rate plus 20 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after July 1, 2032, the Company may, at its option, redeem the 2032 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2032 Notes being redeemed plus accrued and unpaid interest thereon to the redemption date. The 2032 Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness. The 2032 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. As of October 29, 2022, the Company was in compliance with these covenants.
The Company’s debt consisted of the following as of October 29, 2022 and October 30, 2021:

	October 29, 2022		October 30, 2021
	Principal	Unamortized discounts, debt issuance costs and fair value adjustments	Principal	Unamortized discount and debt issuance costs
2024 Notes, due October 2024	$500,000	$1,973	$500,000	$3,091
2025 Notes, due April 2025	400,000	2,145	400,000	3,029
2026 Notes, due December 2026	900,000	5,258	900,000	6,534
Maxim 2027 Notes, due June 2027	59,788	(5,311)	500,000	(51,646)
2027 Notes, due June 2027	440,212	(37,182)	—	—
2028 Notes, due October 2028	750,000	8,795	750,000	10,419
2031 Notes, due October 2031	1,000,000	12,381	1,000,000	13,956
2032 Notes, due October 2032	300,000	3,822	—	—
2036 Notes, due December 2036	144,278	1,696	144,278	1,814
2041 Notes, due October 2041	750,000	12,868	750,000	13,690
2045 Notes, due December 2045	332,587	3,787	332,587	3,952
2051 Notes, due October 2051	1,000,000	18,008	1,000,000	18,814
Total Long-Term Debt	$6,576,865	$28,240	$6,276,865	$23,653
Maxim 2023 Notes, due March 2023	—	—	500,000	(16,663)
Total Current Debt	$—	$—	$500,000	$(16,663)
Total Debt	$6,576,865	$28,240	$6,776,865	$6,990

15.    Subsequent Events
On November 21, 2022, the Board of Directors of the Company declared a cash dividend of $0.76 per outstanding share of common stock. The dividend will be paid on December 15, 2022 to all shareholders of record at the close of business on December 5, 2022 and is expected to total approximately $387.1 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of October 29, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 29, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of October 29, 2022. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of October 29, 2022, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on our internal control over financial reporting. This report appears below.

(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Analog Devices, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Analog Devices, Inc.’s internal control over financial reporting as of October 29, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Analog Devices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 29, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Analog Devices, Inc. as of October 29, 2022 and October 30, 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended October 29, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated November 22, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
November 22, 2022

(d) Changes in Internal Controls over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 29, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Not applicable.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is contained in our 2023 proxy statement to be filed with the U.S. Securities and Exchange Commission (the SEC) within 120 days after October 29, 2022 and is incorporated herein by reference.
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
During fiscal 2022, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2022 proxy statement.

ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is contained in our 2023 proxy statement to be filed with the SEC within 120 days after October 29, 2022 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is contained in our 2023 proxy statement to be filed with the SEC within 120 days after October 29, 2022 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is contained in our 2023 proxy statement to be filed with the SEC within 120 days after October 29, 2022 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered accounting firm is Ernst & Young, Boston, Massachusetts (PCAOB ID: 42).
Information required by this item is contained in our 2023 proxy statement to be filed with the SEC within 120 days after October 29, 2022 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended October 29, 2022, October 30, 2021 and October 31, 2020

—	Consolidated Statements of Comprehensive Income for the years ended October 29, 2022, October 30, 2021 and October 31, 2020

—	Consolidated Balance Sheets as of October 29, 2022 and October 30, 2021

—	Consolidated Statements of Shareholders’ Equity for the years ended October 29, 2022, October 30, 2021 and October 31, 2020

—	Consolidated Statements of Cash Flows for the years ended October 29, 2022, October 30, 2021 and October 31, 2020

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

4.2
Second Supplemental Indenture, dated as of March 18, 2013, between Maxim Integrated Products, Inc. and Wells Fargo Bank, National Association, as trustee (including the form of note contained therein), filed as exhibit 4.1 to Maxim Integrated Products, Inc.'s Current Report on Form 8-K (File No. 1-34192) as filed with the Commission on March 21, 2013 and incorporated herein by reference.

4.3
Indenture, dated as of June 3, 2013, by and between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on June 3, 2013 and incorporated herein by reference.

4.4
Supplemental Indenture, dated as of June 3, 2013, by and between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on June 3, 2013 and incorporated herein by reference.

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

4.7
Fourth Supplemental Indenture, dated as of June 15, 2017, between Maxim Integrated Products, Inc. and Wells Fargo Bank, National Association, as trustee (including the form of note contained therein), filed as exhibit 4.1 to Maxim Integrated Products, Inc.'s Current Report on Form 8-K (File No. 1-34192) as filed with the Commission on June 20, 2017 and incorporated herein by reference.

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

4.10
Supplemental Indenture, dated October 5, 2021, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the forms of note contained therein), filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 5, 2021 and incorporated herein by reference.

4.11
Supplemental Indenture, dated September 15, 2022, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on September 15, 2022 and incorporated herein by reference.

4.12
Supplemental Indenture, dated as of October 7, 2022, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 7, 2022 and incorporated herein by reference.

4.13
Fifth Supplemental Indenture, dated as of October 7, 2022, between Maxim Integrated Products, Inc. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, filed as exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 7, 2022 and incorporated herein by reference.

4.14
Registration Rights Agreement, dated as of October 7, 2022, between Analog Devices, Inc. and TD Securities (USA) LLC. filed as exhibit 4.5 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 7, 2022, and incorporated herein by reference.

4.15
Description of the Registrant's Securities, filed as exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2019 (File No. 1-7819) as filed with the Commission on November 26, 2019 and incorporated herein by reference.

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

Exhibit No.	Description
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

*10.20
Analog Devices, Inc. 2020 Equity Incentive Plan, filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 1-7819), as filed with the Commission on January 24, 2020 and incorporated herein by reference.

*10.21
Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2020 (File No. 1-7819) as filed with the Commission on February 19, 2020 and incorporated herein by reference.

*10.22
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2020 (File No. 1-7819) as filed with the Commission on February 19, 2020 and incorporated herein by reference.

Exhibit No.	Description
*10.23
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

*10.27
Form of Performance Restricted Stock Unit Agreement – Integration Award, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-07819) as filed with the Commission on December 17, 2020 and incorporated herein by reference.

*10.28
Form of Restricted Stock Unit Agreement for Non-Employee Directors for usage under the Company’s 2020 Equity Incentive Plan adopted December 8, 2020, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 (File No. 1-7819) as filed with the Commission on February 17, 2021 and incorporated herein by reference.

*10.29
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 8, 2020, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 (File No. 1-7819) as filed with the Commission on February 17, 2021 and incorporated herein by reference.

*10.30
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

*10.34
Form of Restricted Stock Unit Agreement for Non-Employee Directors for usage under the Company’s 2020 Equity Incentive Plan adopted December 7, 2021, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2022 (File No. 1-7819) as filed with the Commission on February 16, 2022 and incorporated herein by reference.

*10.35
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 7, 2021, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2022 (File No. 1-7819) as filed with the Commission on February 16, 2022 and incorporated herein by reference.

*10.36
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 7, 2021, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2022 (File No. 1-7819) as filed with the Commission on February 16, 2022 and incorporated herein by reference.

*10.37
Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 7, 2021, filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2022 (File No. 1-7819) as filed with the Commission on February 16, 2022 and incorporated herein by reference.

Exhibit No.	Description
*10.38
Form of EVP Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted March 7, 2022, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 (File No. 1-7819) as filed with the Commission on May 18, 2022 and incorporated herein by reference.

*10.39
Form of EVP Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted March 7, 2022, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 (File No. 1-7819) as filed with the Commission on May 18, 2022 and incorporated herein by reference.

*10.40
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted April 4, 2022, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 (File No. 1-7819) as filed with the Commission on May 18, 2022 and incorporated herein by reference.

*10.41
ADI Executive Performance Incentive Plan, filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 (File No. 1-7819) as filed with the Commission on May 18, 2022 and incorporated herein by reference.

*10.42
Form of Executive Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted June 6, 2022, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022 (File No. 1-7819) as filed with the Commission on August 17, 2022 and incorporated herein by reference.

*10.43
Form of Executive Financial Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted June 6, 2022, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022 (File No. 1-7819) as filed with the Commission on August 17, 2022 and incorporated herein by reference.

*10.44
Amended and Restated 1996 Stock Incentive Plan, filed as exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2021 (File No. 1-7819) as filed with the Commission on December 3, 2021 and incorporated herein by reference.

*10.45
Form of Global Restricted Stock Unit Agreement for usage under the Amended and Restated 1996 Stock Incentive Plan, filed as exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2021 (File No. 1-7819) as filed with the Commission on December 3, 2021 and incorporated herein by reference.

*10.46
Form of Global Non-Qualified Stock Option Agreement for usage under the Amended and Restated 1996 Stock Incentive Plan, filed as exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2021 (File No. 1-7819) as filed with the Commission on December 3, 2021 and incorporated herein by reference.

*10.47
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 1996 Stock Incentive Plan adopted December 7, 2021, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2022 (File No. 1-7819) as filed with the Commission on February 16, 2022 and incorporated herein by reference.

*10.48
Form of Employee Retention Agreement, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.49
Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.50
Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.51
Offer Letter for Prashanth Mahendra-Rajah, dated August 4, 2017, filed as exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2017 (File No. 1-7819) as filed with the Commission on November 22, 2017 and incorporated herein by reference.

*10.52
Maxim Integrated Products, Inc. Amended and Restated Change in Control Employee Severance Plan for U.S. Based Employees, filed as exhibit 10.1 to Maxim Integrated Products, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2020 (File No. 1-34192) as filed with the Commission on January 27, 2021 and incorporated herein by reference.

*10.53
Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

Exhibit No.	Description
*10.54
Credit Agreement, dated as of June 28, 2019, among Analog Devices, Inc., as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 1, 2019 and incorporated herein by reference.

*10.55
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

*10.56
Analog Devices, Inc. 2022 Employee Stock Purchase Plan, included as Appendix B to the Company’s definitive proxy statement on Schedule 14A (File No. 001-07819) as filed with the Securities and Exchange Commission on January 21, 2022 and incorporated herein by reference.

*10.57
Offer Letter for Gregory Bryant dated December 14, 2021 filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 (File No. 1-7819) as filed with the Commission on May 18, 2022 and incorporated herein by reference.

*10.58
2022 First and Second Fiscal Quarters Executive Performance Incentive Plan filed as exhibit 10.40 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2021 (File No. 1-7819) as filed with the Commission on December 3, 2021 and incorporated herein by reference.

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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended October 29, 2022, October 30, 2021 and October 31, 2020, (ii) Consolidated Balance Sheets as of October 29, 2022 and October 30, 2021, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 29, 2022, October 30, 2021 and October 31, 2020, (iv) Consolidated Statements of Comprehensive Income for the years ended October 29, 2022, October 30, 2021 and October 31, 2020, (v) Consolidated Statements of Cash Flows for the years ended October 29, 2022, October 30, 2021 and October 31, 2020 and (vi) Notes to Consolidated Financial Statements for the years ended October 29, 2022, October 30, 2021 and October 31, 2020.

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED OCTOBER 29, 2022
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended October 29, 2022, October 30, 2021 and October 31, 2020

(dollar amounts in thousands)

Description	Balance at Beginning of Period	Additions (Reductions) Charged to Income Statement	Other		Deductions	Balance at End of Period
Valuation Allowance for Deferred Tax Asset:
Year ended October 31, 2020	$116,349	$37,622	$159		$—	$154,130
Year ended October 30, 2021	$154,130	$13,714	$147,590	(1)	$—	$315,434
Year ended October 29, 2022	$315,434	$29,738	$(6,067)		$—	$339,105
_______________________________________
(1)Represents balances assumed as part of the Acquisition.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

Date: November 22, 2022	By:	/s/ Vincent Roche
Vincent Roche Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vincent Roche	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	November 22, 2022
Vincent Roche

/s/ Prashanth Mahendra-Rajah	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 22, 2022
Prashanth Mahendra-Rajah

/s/ Michael Sondel	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 22, 2022
Michael Sondel

/s/ André Andonian	Director	November 22, 2022
André Andonian

/s/ James A. Champy	Director	November 22, 2022
James A. Champy

/s/ Anantha P. Chandrakasan	Director	November 22, 2022
Anantha P. Chandrakasan

/s/ Tunç Doluca	Director	November 22, 2022
Tunç Doluca

/s/ Bruce R. Evans	Director	November 22, 2022
Bruce R. Evans

/s/ Edward H. Frank	Director	November 22, 2022
Edward H. Frank

/s/ Laurie H. Glimcher	Director	November 22, 2022
Laurie H. Glimcher

/s/ Karen M. Golz	Director	November 22, 2022
Karen M. Golz

Name	Title	Date

/s/ Mercedes Johnson	Director	November 22, 2022
Mercedes Johnson

/s/ Kenton J. Sicchitano	Director	November 22, 2022
Kenton J. Sicchitano

/s/ Ray Stata	Director	November 22, 2022
Ray Stata

/s/ Susie Wee	Director	November 22, 2022
Susie Wee