Form 10-Q
period 2023-01-28
ANALOG DEVICES INC
filed 2023-02-15
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of January 28, 2023 there were 505,852,499 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	January 28, 2023	January 29, 2022
Revenue	$3,249,630	$2,684,293
Cost of sales	1,125,289	1,282,296
Gross margin	2,124,341	1,401,997
Operating expenses:
Research and development	414,095	426,780
Selling, marketing, general and administrative	326,284	297,365
Amortization of intangibles	253,142	253,367
Special charges, net	—	59,728
Total operating expenses	993,521	1,037,240
Operating income:	1,130,820	364,757
Nonoperating expense (income):
Interest expense	60,453	51,964
Interest income	(10,829)	(218)
Other, net	7,723	(10,544)
Total nonoperating expense (income)	57,347	41,202
Income before income taxes	1,073,473	323,555
Provision for income taxes	111,999	43,478
Net income	$961,474	$280,077

Shares used to compute earnings per common share – basic	507,121	525,291
Shares used to compute earnings per common share – diluted	511,184	530,142

Basic earnings per common share	$1.90	$0.53
Diluted earnings per common share	$1.88	$0.53

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	January 28, 2023	January 29, 2022
Net income	$961,474	$280,077
Foreign currency translation adjustments	2,499	(4,603)
Change in fair value of derivative instruments designated as cash flow hedges, net	25,467	1,046
Changes in pension plans, net actuarial gain/loss and foreign currency translation adjustments, net	452	1,504
Other comprehensive income (loss)	28,418	(2,053)
Comprehensive income	$989,892	$278,024

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share and per share amounts)

	January 28, 2023	October 29, 2022
ASSETS
Current Assets
Cash and cash equivalents	$1,670,462	$1,470,572
Accounts receivable	1,629,870	1,800,462
Inventories	1,522,942	1,399,914
Prepaid expenses and other current assets	338,226	267,044
Total current assets	5,161,500	4,937,992
Non-current Assets
Net property, plant and equipment	2,524,655	2,401,304
Goodwill	26,913,134	26,913,134
Intangible assets, net	12,763,229	13,265,406
Deferred tax assets	2,267,178	2,264,888
Other assets	604,824	519,626
Total non-current assets	45,073,020	45,364,358
TOTAL ASSETS	$50,234,520	$50,302,350
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$534,659	$582,160
Income taxes payable	513,943	265,845
Accrued liabilities	1,385,075	1,594,650
Total current liabilities	2,433,677	2,442,655
Non-current Liabilities
Long-term debt	6,543,250	6,548,625
Deferred income taxes	3,477,044	3,622,538
Income taxes payable	712,376	707,846
Other non-current liabilities	536,688	515,363
Total non-current liabilities	11,269,358	11,394,372
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 505,852,499 shares outstanding (509,295,941 on October 29, 2022)	84,306	84,880
Capital in excess of par value	27,319,566	27,857,270
Retained earnings	9,297,347	8,721,325
Accumulated other comprehensive loss	(169,734)	(198,152)
Total shareholders’ equity	36,531,485	36,465,323
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,234,520	$50,302,350

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended January 28, 2023
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 29, 2022	509,296	$84,880	$27,857,270	$8,721,325	$(198,152)
Net income				961,474
Dividends declared and paid - $0.76 per share				(385,452)
Issuance of stock under stock plans and other	617	103	41,135
Stock-based compensation expense			75,041
Other comprehensive income					28,418
Common stock repurchased	(4,061)	(677)	(653,880)
BALANCE, JANUARY 28, 2023	505,852	$84,306	$27,319,566	$9,297,347	$(169,734)

	Three Months Ended January 29, 2022
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 30, 2021	525,331	$87,554	$30,574,237	$7,517,316	$(186,565)
Net income				280,077
Dividends declared and paid - $0.69 per share				(362,645)
Issuance of stock under stock plans and other	579	100	8,371
Stock-based compensation expense			86,939
Other comprehensive loss					(2,053)
Common stock repurchased	(2,595)	(433)	(575,586)
BALANCE, JANUARY 29, 2022	523,315	$87,221	$30,093,961	$7,434,748	$(188,618)

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	January 28, 2023	January 29, 2022
Cash flows from operating activities:
Net income	$961,474	$280,077
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	85,321	65,165
Amortization of intangibles	502,177	504,645
Cost of goods sold for inventory acquired	—	271,396
Stock-based compensation expense	75,041	86,939
Deferred income taxes	(146,354)	(34,651)
Non-cash operating lease costs	(2,646)	7,823
Other	12,378	(9,571)
Changes in operating assets and liabilities	(81,086)	(315,410)
Total adjustments	444,831	576,336
Net cash provided by operating activities	1,406,305	856,413
Cash flows from investing activities:
Additions to property, plant and equipment	(176,158)	(111,133)
Other	102	7,824
Net cash used for investing activities	(176,056)	(103,309)
Cash flows from financing activities:
Early termination of debt	—	(519,116)
Dividend payments to shareholders	(385,452)	(362,645)
Repurchase of common stock	(654,557)	(76,019)
Proceeds from employee stock plans	41,238	8,471
Other	(31,588)	12,041
Net cash used for financing activities	(1,030,359)	(937,268)
Effect of exchange rate changes on cash	—	(3,401)
Net increase (decrease) in cash and cash equivalents	199,890	(187,565)
Cash and cash equivalents at beginning of period	1,470,572	1,977,964
Cash and cash equivalents at end of period	$1,670,462	$1,790,399

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 28, 2023 (UNAUDITED)
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended October 29, 2022 (fiscal 2022) and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2023 (fiscal 2023) or any future period.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Certain amounts reported in previous periods have been reclassified to conform to the fiscal 2023 presentation.
Note 2 – Shareholders' Equity
As of January 28, 2023, the Company had repurchased a total of approximately 193.6 million shares of its common stock for approximately $12.4 billion under the Company's share repurchase program. As of January 28, 2023, an additional $4.3 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options as well as for the Company's employee stock purchase plan. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Company.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first three months of fiscal 2023.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 29, 2022	$(72,136)	$(119,613)	$(6,403)	$(198,152)
Other comprehensive income before reclassifications	2,499	28,211	82	30,792
Amounts reclassified out of other comprehensive income	—	924	370	1,294
Tax effects	—	(3,668)	—	(3,668)
Other comprehensive income	2,499	25,467	452	28,418
January 28, 2023	$(69,637)	$(94,146)	$(5,951)	$(169,734)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended
Comprehensive (Loss) Income Component	January 28, 2023	January 29, 2022	Location
Unrealized holding (gains) losses on derivatives:
Currency forwards	$(1,059)	$1,751	Cost of sales
	(447)	1,210	Research and development
	(1,297)	1,873	Selling, marketing, general and administrative
Interest rate derivatives	3,727	3,731	Interest expense
	924	8,565	Total before tax
	(802)	(1,301)	Tax
	$122	$7,264	Net of tax

Amortization of pension components included in the computation of net periodic pension cost:
Actuarial losses	$370	$489	Net of tax

Total amounts reclassified out of AOCI, net of tax	$492	$7,753
Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	January 28, 2023	January 29, 2022
Net Income	$961,474	$280,077
Basic shares:
Weighted-average shares outstanding	507,121	525,291
Earnings per common share basic:	$1.90	$0.53
Diluted shares:
Weighted-average shares outstanding	507,121	525,291
Assumed exercise of common stock equivalents	4,063	4,851
Weighted-average common and common equivalent shares	511,184	530,142
Earnings per common share diluted:	$1.88	$0.53
Anti-dilutive shares related to:
Outstanding stock-based awards	322	185

Note 5 – Special Charges, Net
Liabilities related to special charges, net are included in Accrued liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions
Balance at October 29, 2022	$52,070
Severance and benefit payments	(16,298)
Balance at January 28, 2023	$35,772

Note 6 - Commitments and Contingencies
On March 17, 2022, Walter E. Ryan and Ryan Asset Management, LLC, purported stockholders of Maxim Integrated Products, Inc. (Maxim), filed a putative class action in the Court of Chancery of the State of Delaware (C.A. No. 2022—0255) against the Company and the former directors of Maxim. The complaint alleges breach of fiduciary duties by the individual defendants in connection with Maxim’s agreement, as part of the merger negotiations with the Company, to suspend Maxim dividends for up to four quarters prior to the closing of the Company's acquisition of Maxim. The complaint further alleges that the Company aided and abetted that alleged breach of fiduciary duties. The plaintiffs seek damages in an amount to be determined at trial, plaintiffs’ costs and disbursements, including reasonable attorneys’ and experts’ fees, costs and other expenses. The Company believes that it and the other defendants have meritorious defenses to these allegations; however, the Company is currently unable to determine the ultimate outcome of this matter or determine an estimate, or a range of estimates, of potential losses, if any.
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

	Three Months Ended
	January 28, 2023			January 29, 2022
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,690,202	52%	26%	$1,340,284	50%
Automotive	718,165	22%	29%	557,634	21%
Communications	487,986	15%	18%	412,754	15%
Consumer	353,277	11%	(5)%	373,621	14%
Total revenue	$3,249,630	100%	21%	$2,684,293	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue by Sales Channel
The following table summarizes revenue by channel. The Company sells its products globally through a direct sales force, third party distributors, independent sales representatives and via its website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers. Other customers include the U.S. government, government prime contractors and certain commercial customers for which revenue is recorded over time.

	Three Months Ended
	January 28, 2023		January 29, 2022
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$2,011,323	62%	$1,653,054	62%
Direct customers	1,195,534	37%	1,003,181	37%
Other	42,773	1%	28,058	1%
Total revenue	$3,249,630	100%	$2,684,293	100%

* The sum of the individual percentages may not equal the total due to rounding.
Note 8 – Fair Value
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of January 28, 2023 and October 29, 2022. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of

January 28, 2023 and October 29, 2022, the Company held $702.6 million and $1,016.0 million, respectively, of cash that was excluded from the tables below.

	January 28, 2023
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$967,897	$—	$967,897
Other assets:
Deferred compensation plan investments	70,236	—	70,236
Forward foreign currency exchange contracts	—	15,099	15,099
Total assets measured at fair value	$1,038,133	$15,099	$1,053,232
Liabilities
Interest rate derivatives (1)	$—	$5,078	$5,078
Total liabilities measured at fair value	$—	$5,078	$5,078
(1)The carrying value of the related debt was adjusted by an equal and offsetting amount. The fair value of interest rate derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivatives. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements.

	October 29, 2022
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$454,545	$—	$454,545
Other assets:
Deferred compensation plan investments	63,211	—	63,211
Total assets measured at fair value	$517,756	$—	$517,756
Liabilities
Forward foreign currency exchange contracts	$—	$16,984	$16,984
Total liabilities measured at fair value	$—	$16,984	$16,984
Assets and Liabilities Not Recorded at Fair Value on a Recurring Basis
Debt — The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	January 28, 2023		October 29, 2022
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2024 Notes, due October 2024	$500,000	$493,553	$500,000	$491,982
2025 Notes, due April 2025	400,000	387,653	400,000	383,378
2026 Notes, due December 2026	900,000	873,065	900,000	851,479
Maxim 2027 Notes, due June 2027	59,788	56,272	59,788	54,771
2027 Notes, due June 2027	440,212	423,393	440,212	410,091
2028 Notes, due October 2028	750,000	652,779	750,000	621,093
2031 Notes, due October 2031	1,000,000	839,410	1,000,000	786,772
2032 Notes, due October 2032	300,000	293,118	300,000	278,359
2036 Notes, due December 2036	144,278	136,279	144,278	126,274
2041 Notes, due October 2041	750,000	582,974	750,000	513,709
2045 Notes, due December 2045	332,587	346,169	332,587	313,931
2051 Notes, due October 2051	1,000,000	731,707	1,000,000	640,766
Total debt	$6,576,865	$5,816,372	$6,576,865	$5,472,605
Note 9 – Derivatives
Foreign Exchange Exposure Management — The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos, Thai Baht, South Korean Won and Japanese Yen as of January 28, 2023 and October 29, 2022 were $310.3 million and $307.1 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of January 28, 2023 and October 29, 2022 were as follows:

		Fair Value At
	Balance Sheet Location	January 28, 2023	October 29, 2022
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$8,631	$—
Forward foreign currency exchange contracts	Accrued liabilities	$—	$18,050
As of January 28, 2023 and October 29, 2022, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $334.9 million and $246.4 million, respectively.
The following table presents the gross amounts of the Company's forward foreign currency exchange contract derivative assets and liabilities and the net amounts recorded in the Company's Condensed Consolidated Balance Sheets:

	January 28, 2023	October 29, 2022
Gross amounts of recognized liabilities	$(1,815)	$(19,846)
Gross amount of recognized assets	16,914	2,862
Net assets (liabilities) presented in the Condensed Consolidated Balance Sheets	$15,099	$(16,984)
Interest Rate Exposure Management — The Company's current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of changes in interest rates. During fiscal 2023, the Company entered into interest rate swap transactions related to its outstanding $1,000.0 million aggregate principal amount of 2.1% senior unsecured notes (the 2031 Notes) where the Company swapped the notional amount of its $1,000.0 million of fixed rate debt at 2.1% into floating interest rate debt through April 1, 2031. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The interest rate swaps were designated and qualified as fair value hedges. The Company does not consider the risk of counterparty default to be significant. The gain or loss on the hedged item attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps were recorded as follows:

	January 28, 2023
Balance Sheet location	Loss on Swaps	Gain on Note
Accrued liabilities	$5,078	$—
Long term debt	$—	$5,078
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 10 – Inventories
Inventories at January 28, 2023 and October 29, 2022 were as follows:

	January 28, 2023	October 29, 2022
Raw materials	$118,737	$110,908
Work in process	948,201	904,648
Finished goods	456,004	384,358
Total inventories	$1,522,942	$1,399,914
Note 11 – Debt
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
In the first quarter of fiscal 2023, the Company amended the Revolving Credit Agreement, replacing the LIBOR interest rate provisions with interest rate provisions based on a forward-looking term rate based on the secured overnight financing rate (SOFR) plus a 10 basis point credit spread adjustment. After the amendment, revolving loans under the Revolving Credit Agreement can be Term SOFR Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement, as amended) at the Company's option. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable adjusted term SOFR plus a margin based on the Company's Debt Ratings (as defined in the Revolving Credit Agreement, as amended) from time to time of between 0.690% and 1.175%. As of January 28, 2023, the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
Note 12 – Income Taxes
The Company’s effective tax rates for the three-month periods ended January 28, 2023 and January 29, 2022 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income. The Company's effective tax rate also includes the effects of the mandatory capitalization and amortization of research and development expenses which began in fiscal 2023 under the Tax Cuts and Jobs Act of 2017. The mandatory capitalization requirement decreases the Company's effective tax rate primarily by increasing the foreign-derived intangible income deduction.
It is reasonably possible that the balance of gross unrealized tax benefits, including accrued interest and penalties, could decrease by as much as $129.0 million within the next twelve months due to the completion of tax audits, including any administrative appeals.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal years ended November 3, 2018 and November 2, 2019; a pre-acquisition IRS income tax audit for Maxim's fiscal years ended June 27, 2015 through August 26, 2021; various U.S. state and local audits and various international audits. The Company's U.S. federal income tax returns prior to the fiscal year ended November 3, 2018 are no longer subject to examination, except for the applicable Maxim pre-acquisition fiscal years noted above.

Note 13 – New Accounting Pronouncements
Standards to Be Implemented
Acquired Contract Assets and Contract Liabilities
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 is effective for the Company in the first quarter of the fiscal year ended November 2, 2024. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company is currently evaluating the adoption date of ASU 2021-08 and the impact, if any, adoption will have on its financial position and results of operations.
Note 14 – Subsequent Events
On February 14, 2023, the Board of Directors of the Company declared a cash dividend of $0.86 per outstanding share of common stock. The dividend will be paid on March 8, 2023 to all shareholders of record at the close of business on February 27, 2023 and is expected to total approximately $435.0 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 29, 2022 (fiscal 2022).
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance; our anticipated growth and trends in our businesses; the effects of business, economic, political, legal, and regulatory impacts or conflicts upon our global operations; changes in demand for semiconductors and the related changes in demand and supply for our products; manufacturing delays, product availability, and supply chain disruptions; our ability to recruit or retain our key personnel; our future liquidity, capital needs and capital expenditures; our development of technologies and research and development investments; our future market position and expected competitive changes in the marketplace for our products; the anticipated result of litigation matters; our plans to pay dividends or repurchase stock; servicing our outstanding debt; our plans to borrow under our Revolving Credit Agreement and planned use of proceeds from such borrowing; our expected tax rate; the effect of changes in or the application of new or revised tax laws; expected cost savings; the effect of new accounting pronouncements; our plans to integrate or realize the benefits or synergies expected of acquired businesses and technologies, including the acquired business, operations and employees of Maxim Integrated Products, Inc.; our continued initiatives to consolidate our footprint related to our business units including our manufacturing, engineering, sales, marketing and administrative offices; and other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the risk factors included in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for fiscal 2022 and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	January 28, 2023	January 29, 2022	$ Change	% Change
Revenue	$3,249,630	$2,684,293	$565,337	21%
Gross margin %	65.4%	52.2%
Net income	$961,474	$280,077	$681,397	243%
Net income as a % of revenue	29.6%	10.4%
Diluted EPS	$1.88	$0.53	$1.35	255%
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

	Three Months Ended
	January 28, 2023			January 29, 2022
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,690,202	52%	26%	$1,340,284	50%
Automotive	718,165	22%	29%	557,634	21%
Communications	487,986	15%	18%	412,754	15%
Consumer	353,277	11%	(5)%	373,621	14%
Total revenue	$3,249,630	100%	21%	$2,684,293	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue increased 21% in the three-month period ended January 28, 2023, as compared to the same period of the prior fiscal year, primarily as a result of broad-based demand for our products sold into the Industrial, Automotive and Communications end markets, partially offset by a decrease in revenue in the Consumer end market primarily due to weakening market trends.
Revenue by Sales Channel
The following table summarizes revenue by sales channel. We sell our products globally through a direct sales force, third party distributors, independent sales representatives and via our website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers. Other customers include the U.S. government, government prime contractors and certain commercial customers for which revenue is recorded over time.

	Three Months Ended
	January 28, 2023		January 29, 2022
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$2,011,323	62%	$1,653,054	62%
Direct customers	1,195,534	37%	1,003,181	37%
Other	42,773	1%	28,058	1%
Total revenue	$3,249,630	100%	$2,684,293	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end customer demand.
Gross Margin

	Three Months Ended
	January 28, 2023	January 29, 2022	$ Change	% Change
Gross margin	$2,124,341	$1,401,997	$722,344	52%
Gross margin %	65.4%	52.2%
Gross margin percentage increased by 1,320 basis points in the three-month period ended January 28, 2023, as compared to the same period of the prior fiscal year primarily as a result of additional cost of goods sold of $271.4 million related to a nonrecurring fair value adjustment recorded to inventory as a result of the acquisition of Maxim Integrated Products, Inc. (Maxim) included in the three-month period ended January 29, 2022. The remainder of the increase primarily related to favorable product mix and synergies related to the acquisition of Maxim.
Research and Development (R&D)

	Three Months Ended
	January 28, 2023	January 29, 2022	$ Change	% Change
R&D expenses	$414,095	$426,780	$(12,685)	(3)%
R&D expenses as a % of revenue	13%	16%

R&D expenses decreased in the three-month period ended January 28, 2023, as compared to the same period of the prior fiscal year, primarily as a result of lower salary and benefit expenses and lower discretionary spending, partially offset by higher R&D employee-related variable compensation expenses.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	January 28, 2023	January 29, 2022	$ Change	% Change
SMG&A expenses	$326,284	$297,365	$28,919	10%
SMG&A expenses as a % of revenue	10%	11%
SMG&A expenses increased in the three-month period ended January 28, 2023, as compared to the same period of the prior fiscal year, primarily as a result of higher variable compensation expenses, salary and benefit expenses and discretionary spending, partially offset by lower acquisition-related transaction costs.
Amortization of Intangibles

	Three Months Ended
	January 28, 2023	January 29, 2022	$ Change	% Change
Amortization expenses	$253,142	$253,367	$(225)	—%
Amortization expenses as a % of revenue	8%	9%
Amortization expenses were relatively flat in the three-month period ended January 28, 2023, as compared to the same period of the prior fiscal year.
Special Charges, Net

	Three Months Ended
	January 28, 2023	January 29, 2022	$ Change	% Change
Special charges, net	$—	$59,728	$(59,728)	n/a
Special charges, net as a % of revenue	—%	2%
Special charges, net decreased in the three-month period ended January 28, 2023, as compared to the same period of the prior fiscal year, primarily as a result of charges recorded in the first quarter of fiscal 2022 as part of the integration of Maxim and continued organizational initiatives to better align our global workforce with our long-term strategic plan.
Operating Income

	Three Months Ended
	January 28, 2023	January 29, 2022	$ Change	% Change
Operating income	$1,130,820	$364,757	$766,063	210%
Operating income as a % of revenue	34.8%	13.6%
The year-over-year increase in operating income in the three-month period ended January 28, 2023 was primarily the result of an increase in revenue of $565.3 million, which contributed to an increase in gross margin of $722.3 million, and decreases of $59.7 million in special charges, net and $12.7 million in R&D expenses, offset by an increase of $28.9 million in SMG&A expenses.

Nonoperating Expense (Income)

	Three Months Ended
	January 28, 2023	January 29, 2022	$ Change
Total nonoperating expense (income)	$57,347	$41,202	$16,145
The year-over-year increase in nonoperating expense (income) in the three-month period ended January 28, 2023 as compared to the same period of the prior year was the result of higher interest expense related to our debt obligations and lower net gains from other investments.
Provision for Income Taxes

	Three Months Ended
	January 28, 2023	January 29, 2022	$ Change
Provision for income taxes	$111,999	$43,478	$68,521
Effective income tax rate	10.4%	13.4%
The effective tax rates for the three-month periods ended January 28, 2023 and January 29, 2022 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our pretax income for the three-month periods ended January 28, 2023 and January 29, 2022 was primarily generated in Ireland at a tax rate of 12.5%. The Company's effective tax rate for the three-month period ended January 28, 2023 also includes the effects of the mandatory capitalization and amortization of research and development expenses which began in fiscal 2023 under the 2017 Tax Cuts and Jobs Act. The mandatory capitalization requirement decreased our effective tax rate primarily by increasing the foreign-derived intangible income deduction.
See Note 12, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended
	January 28, 2023	January 29, 2022	$ Change	% Change
Net Income	$961,474	$280,077	$681,397	243%
Net Income as a % of revenue	29.6%	10.4%
Diluted EPS	$1.88	$0.53
Net income increased in the three-month period ended January 28, 2023, as compared to the same period of the prior fiscal year, as a result of a $766.1 million increase in operating income, partially offset by a $68.5 million increase in provision for income taxes and a $16.1 million increase in nonoperating expense (income).
Liquidity and Capital Resources
At January 28, 2023, our principal source of liquidity was $1,670.5 million of cash and cash equivalents, of which approximately $386.6 million was held in the United States and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or the results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.

We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Three Months Ended
	January 28, 2023	January 29, 2022
Net cash provided by operating activities	$1,406,305	$856,413
Net cash provided by operations as a % of revenue	43%	32%
Net cash used for investing activities	$(176,056)	$(103,309)
Net cash used for financing activities	$(1,030,359)	$(937,268)
The following changes contributed to the net change in cash and cash equivalents in the three-month period ended January 28, 2023 as compared to the same period in fiscal 2022.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities during the three-month period ended January 28, 2023, as compared to the same period of the prior fiscal year, was the result of higher net income adjusted for noncash items offset by changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The increase in cash used for investing activities during the three-month period ended January 28, 2023, as compared to the same period of the prior fiscal year, was primarily the result of an increase in cash used for capital expenditures.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The increase in cash used for financing activities during the three-month period ended January 28, 2023, as compared to the same period of the prior fiscal year, was primarily the result of higher common stock repurchases partially offset by the early termination of debt in the first quarter of fiscal 2022.
Working Capital

	January 28, 2023	October 29, 2022	$ Change	% Change
Accounts receivable	$1,629,870	$1,800,462	$(170,592)	(9)%
Days sales outstanding*	48	50
Inventory	$1,522,942	$1,399,914	$123,028	9%
Days cost of sales in inventory*	118	107
_______________________________________
*We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively. Cost of sales amounts used in the calculation of days cost of sales in inventory include accounting adjustments related to amortization of developed technology intangible assets acquired and depreciation related to the write-up of fixed assets to fair value as a result of the acquisition of Maxim.
The decrease in accounts receivable in dollars was primarily the result of variations in the timing of collections and billings.
Inventory increased primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities were relatively flat at approximately $2,433.7 million at January 28, 2023 and approximately $2,442.7 million at the end of fiscal 2022. This was due to higher income taxes payable offset by lower accrued liabilities and accounts payable.

Debt
As of January 28, 2023, our debt obligations consisted of the following:

Principal Amount Outstanding
2024 Notes, due October 2024	$500,000
2025 Notes, due April 2025	400,000
2026 Notes, due December 2026	900,000
Maxim 2027 Notes, due June 2027	59,788
2027 Notes, due June 2027	440,212
2028 Notes, due October 2028	750,000
2031 Notes, due October 2031	1,000,000
2032 Notes, due October 2032	300,000
2036 Notes, due December 2036	144,278
2041 Notes, due October 2041	750,000
2045 Notes, due December 2045	332,587
2051 Notes, due October 2051	1,000,000
Total debt	$6,576,865
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of January 28, 2023, we were in compliance with these covenants.
Revolving Credit Facility
Our Third Amended and Restated Revolving Credit Agreement, dated as of June 23, 2021 and as amended, provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions).
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of January 28, 2023, we were in compliance with these covenants.
Stock Repurchase Program
In the aggregate, our Board of Directors has authorized us to repurchase $16.7 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of January 28, 2023, an additional $4.3 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options as well as for our employee stock purchase plan. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.

Capital Expenditures
Net additions to property, plant and equipment were $176.2 million in the first three months of fiscal 2023 and were funded with a combination of cash on hand and cash generated from operations. We expect capital expenditures for fiscal 2023 to be between approximately 6% and 8% of revenue, which is above our historical levels primarily due to our plans to expand internal manufacturing capacity. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On February 14, 2023, our Board of Directors declared a cash dividend of $0.86 per outstanding share of common stock. The dividend will be paid on March 8, 2023 to all shareholders of record at the close of business on February 27, 2023 and is expected to total approximately $435.0 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board and will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Board.
Contractual Obligations
There have not been any material changes during the three-month period ended January 28, 2023 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2022.
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
Critical Accounting Policies and Estimates
There were no material changes in the three-month period ended January 28, 2023 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 29, 2022.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the three-month period ended January 28, 2023 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended October 29, 2022.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 28, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 28, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended January 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings
The information required by this Item is provided in Note 6, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors
We are subject to a number of risks that could adversely affect our business, results of operations financial condition and future prospects including those identified in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended October 29, 2022, which was filed with the Securities and Exchange Commission on November 22, 2022.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 30, 2022 through November 26, 2022	1,935,671	$155.57	1,894,600	$4,635,283,106
November 27, 2022 through December 24, 2022	1,148,599	$166.87	1,133,500	$4,446,129,504
December 25, 2022 through January 28, 2023	976,588	$164.43	957,300	$4,288,770,393
Total	4,060,858	$160.90	3,985,400	$4,288,770,393

(a)Includes 75,458 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
3.1
Amended and Restated Bylaws of Analog Devices, Inc., filed as exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on December 8, 2022 and incorporated herein by reference.

10.1†	Amendment No. 1 to Third Amended And Restated Credit Agreement dated December 20, 2022.
#10.2†	Form of Global Non-Qualified Stock Option Agreement for usage under the Company's Amended and Restated 1996 Stock Incentive Plan adopted December 5, 2022.
#10.3†	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s Amended and Restated 1996 Stock Incentive Plan adopted December 5, 2022.
#10.4†	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 5, 2022.
#10.5†	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 5, 2022.
#10.6†	Form of Restricted Stock Unit Agreement for Non-Employee Directors for usage under the Company’s 2020 Equity Incentive Plan adopted December 5, 2022.
#10.7†	Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 5, 2022.
#10.8†	Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 5, 2022.
#10.9†	RSU Equity Award Conversion Agreement.
#10.10
Maxim Integrated Products Form of Global Restricted Stock Unit Agreement effective July 12, 2020, filed as exhibit 10.28 to Maxim Integrated Products, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 27, 2020 (File No. 1-34192) as filed with the Commission on August 19, 2020 and incorporated herein by reference.

#10.11†	RSA Equity Award Conversion Agreement.
#10.12
Maxim Integrated Products, Inc. Form of Global Restricted Stock Agreement, filed as exhibit 10.5 to Maxim Integrated Products, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020 (File No. 1-34192) as filed with the Commission on October 28, 2020 and incorporated herein by reference.

#10.13†	MSU Equity Award Conversion Agreement.
#10.14
Maxim Integrated Products, Inc. Form of Global Performance Share Agreement for September 2019 Grants, filed as exhibit 10.1 to Maxim Integrated Products, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019 (File No. 1-34192) as filed with the Commission on October 30, 2019 and incorporated herein by reference.

#10.15†	Form of Performance Restricted Stock Unit Agreement – 2021 Integration Award.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Schema Document.**
101.CAL	Inline XBRL Calculation Linkbase Document.**
101.LAB	Inline XBRL Labels Linkbase Document.**
101.PRE	Inline XBRL Presentation Linkbase Document.**
101.DEF	Inline XBRL Definition Linkbase Document.**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed or furnished herewith.
#	Indicates management contract or compensatory plan, contract or agreement.

*	The certification furnished in each of Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates each by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended January 28, 2023 and January 29, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended January 28, 2023 and January 29, 2022, (iii) Condensed Consolidated Balance Sheets at January 28, 2023 and October 29, 2022, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three months ended January 28, 2023 and January 29, 2022, (v) Condensed Consolidated Statements of Cash Flows for the three months ended January 28, 2023 and January 29, 2022 and (vi) Notes to Condensed Consolidated Financial Statements for the three months ended January 28, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: February 15, 2023	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: February 15, 2023	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)