Form 10-Q
period 2023-04-29
ANALOG DEVICES INC
filed 2023-05-24
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of April 29, 2023 there were 501,418,304 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Revenue	$3,262,930	$2,972,064	$6,512,560	$5,656,357
Cost of sales	1,118,384	1,027,544	2,243,673	2,309,840
Gross margin	2,144,546	1,944,520	4,268,887	3,346,517
Operating expenses:
Research and development	415,754	420,901	829,849	847,681
Selling, marketing, general and administrative	324,251	305,308	650,535	602,673
Amortization of intangibles	253,021	253,476	506,163	506,843
Special charges, net	23,136	46,674	23,136	106,402
Total operating expenses	1,016,162	1,026,359	2,009,683	2,063,599
Operating income:	1,128,384	918,161	2,259,204	1,282,918
Nonoperating expense (income):
Interest expense	63,252	49,548	123,705	101,512
Interest income	(12,575)	(563)	(23,404)	(781)
Other, net	(10,216)	(10,069)	(2,493)	(20,613)
Total nonoperating expense (income)	40,461	38,916	97,808	80,118
Income before income taxes	1,087,923	879,245	2,161,396	1,202,800
Provision for income taxes	110,267	95,972	222,266	139,450
Net income	$977,656	$783,273	$1,939,130	$1,063,350

Shares used to compute earnings per common share – basic	504,715	522,370	505,918	523,831
Shares used to compute earnings per common share – diluted	508,725	526,264	509,955	528,203

Basic earnings per common share	$1.94	$1.50	$3.83	$2.03
Diluted earnings per common share	$1.92	$1.49	$3.80	$2.01

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net income	$977,656	$783,273	$1,939,130	$1,063,350
Foreign currency translation adjustments	(864)	(17,868)	1,635	(22,472)
Change in fair value of derivative instruments designated as cash flow hedges, net	(2,109)	(3,757)	23,358	(2,710)
Changes in pension plans, net actuarial gain/loss and foreign currency translation adjustments, net	344	2,628	796	4,132
Other comprehensive (loss) income	(2,629)	(18,997)	25,789	(21,050)
Comprehensive income	$975,027	$764,276	$1,964,919	$1,042,300

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	April 29, 2023	October 29, 2022
ASSETS
Current Assets
Cash and cash equivalents	$1,177,609	$1,470,572
Accounts receivable	1,616,256	1,800,462
Inventories	1,648,136	1,399,914
Prepaid expenses and other current assets	302,919	267,044
Total current assets	4,744,920	4,937,992
Non-current Assets
Net property, plant and equipment	2,742,016	2,401,304
Goodwill	26,913,134	26,913,134
Intangible assets, net	12,261,693	13,265,406
Deferred tax assets	2,248,858	2,264,888
Other assets	634,118	519,626
Total non-current assets	44,799,819	45,364,358
TOTAL ASSETS	$49,544,739	$50,302,350
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$569,002	$582,160
Income taxes payable	308,968	265,845
Commercial paper notes	253,635	—
Accrued liabilities	1,514,805	1,594,650
Total current liabilities	2,646,410	2,442,655
Non-current Liabilities
Long-term debt	6,475,646	6,548,625
Deferred income taxes	3,325,350	3,622,538
Income taxes payable	523,653	707,846
Other non-current liabilities	560,456	515,363
Total non-current liabilities	10,885,105	11,394,372
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 501,418,304 shares outstanding (509,295,941 on October 29, 2022)	83,571	84,880
Capital in excess of par value	26,262,226	27,857,270
Retained earnings	9,839,790	8,721,325
Accumulated other comprehensive loss	(172,363)	(198,152)
Total shareholders’ equity	36,013,224	36,465,323
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,544,739	$50,302,350

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended April 29, 2023
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, JANUARY 28, 2023	505,852	$84,306	$27,319,566	$9,297,347	$(169,734)
Net income				977,656
Dividends declared and paid - $0.86 per share				(435,213)
Issuance of stock under stock plans and other	1,764	294	25,480
Stock-based compensation expense			69,102
Other comprehensive loss					(2,629)
Common stock repurchased	(6,198)	(1,029)	(1,151,922)
BALANCE, APRIL 29, 2023	501,418	$83,571	$26,262,226	$9,839,790	$(172,363)

	Six Months Ended April 29, 2023
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 29, 2022	509,296	$84,880	$27,857,270	$8,721,325	$(198,152)
Net income				1,939,130
Dividends declared and paid - $1.62 per share				(820,665)
Issuance of stock under stock plans and other	2,381	397	66,615
Stock-based compensation expense			144,143
Other comprehensive income					25,789
Common stock repurchased	(10,259)	(1,706)	(1,805,802)
BALANCE, APRIL 29, 2023	501,418	$83,571	$26,262,226	$9,839,790	$(172,363)

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

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net income	$1,939,130	$1,063,350
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	165,581	137,016
Amortization of intangibles	1,003,713	1,008,900
Cost of goods sold for inventory acquired	—	271,396
Stock-based compensation expense	144,143	157,935
Deferred income taxes	(280,110)	(122,992)
Non-cash operating lease costs	(6,902)	(27,697)
Other	9,670	(10,225)
Changes in operating assets and liabilities	(487,339)	(399,463)
Total adjustments	548,756	1,014,870
Net cash provided by operating activities	2,487,886	2,078,220
Cash flows from investing activities:
Additions to property, plant and equipment	(460,496)	(229,912)
Other	(81)	13,010
Net cash used for investing activities	(460,577)	(216,902)
Cash flows from financing activities:
Early termination of debt	(65,688)	(519,116)
Dividend payments to shareholders	(820,665)	(760,189)
Repurchase of common stock	(1,807,508)	(852,860)
Proceeds from employee stock plans	67,012	20,054
Proceeds from commercial paper notes	253,635	—
Other	52,942	26,657
Net cash used for financing activities	(2,320,272)	(2,085,454)
Effect of exchange rate changes on cash	—	(16,095)
Net decrease in cash and cash equivalents	(292,963)	(240,231)
Cash and cash equivalents at beginning of period	1,470,572	1,977,964
Cash and cash equivalents at end of period	$1,177,609	$1,737,733

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 29, 2023 (UNAUDITED)
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
Note 2 – Shareholders' Equity
As of April 29, 2023, the Company had repurchased a total of approximately 199.3 million shares of its common stock for approximately $13.4 billion under the Company's share repurchase program. As of April 29, 2023, an additional $3.2 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options as well as for the Company's employee stock purchase plan. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Company.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first six months of fiscal 2023.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 29, 2022	$(72,136)	$(119,613)	$(6,403)	$(198,152)
Other comprehensive income before reclassifications	1,635	20,324	50	22,009
Amounts reclassified out of other comprehensive income	—	6,911	746	7,657
Tax effects	—	(3,877)	—	(3,877)
Other comprehensive income	1,635	23,358	796	25,789
April 29, 2023	$(70,501)	$(96,255)	$(5,607)	$(172,363)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended		Six Months Ended
Comprehensive (Loss) Income Component	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022	Location
Unrealized holding (gains) losses on derivatives:
Currency forwards	$1,342	$2,113	$283	$3,864	Cost of sales
	570	1,373	123	2,583	Research and development
	344	2,485	(953)	4,357	Selling, marketing, general and administrative
Interest rate derivatives	3,731	3,731	7,458	7,462	Interest expense
	5,987	9,702	6,911	18,266	Total before tax
	(701)	(1,485)	(1,503)	(2,786)	Tax
	$5,286	$8,217	$5,408	$15,480	Net of tax

Amortization of pension components included in the computation of net periodic pension cost:
Actuarial losses	$376	$458	$746	$947	Net of tax

Total amounts reclassified out of AOCI, net of tax	$5,662	$8,675	$6,154	$16,427
Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net Income	$977,656	$783,273	$1,939,130	$1,063,350
Basic shares:
Weighted-average shares outstanding	504,715	522,370	505,918	523,831
Earnings per common share basic:	$1.94	$1.50	$3.83	$2.03
Diluted shares:
Weighted-average shares outstanding	504,715	522,370	505,918	523,831
Assumed exercise of common stock equivalents	4,010	3,894	4,037	4,372
Weighted-average common and common equivalent shares	508,725	526,264	509,955	528,203
Earnings per common share diluted:	$1.92	$1.49	$3.80	$2.01
Anti-dilutive shares related to:
Outstanding stock-based awards	387	738	354	461

Note 5 – Special Charges, Net
Liabilities related to special charges, net are included in Accrued liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions
Balance at October 29, 2022	$52,070
Severance and benefit payments	(16,298)
Balance at January 28, 2023	$35,772
Severance and benefit payments	(22,820)
Employee severance and benefit costs	23,136
Balance at April 29, 2023	$36,088
Accrued liabilities	$12,952
Other non-current liabilities	$23,136
Note 6 – Commitments and Contingencies
On March 17, 2022, Walter E. Ryan and Ryan Asset Management, LLC, purported stockholders of Maxim Integrated Products, Inc. (Maxim), filed a putative class action in the Court of Chancery of the State of Delaware (C.A. No. 2022—0255) against the Company and the former directors of Maxim. The complaint alleges breach of fiduciary duties by the individual defendants in connection with Maxim’s agreement, as part of the merger negotiations with the Company, to suspend Maxim dividends for up to four quarters prior to the closing of the Company's acquisition of Maxim. The complaint further alleges that the Company aided and abetted that alleged breach of fiduciary duties. The plaintiffs seek damages in an amount to be determined at trial, plaintiffs’ costs and disbursements, including reasonable attorneys’ and experts’ fees, costs and other expenses. On May 2, 2023, the Court of Chancery entered an order dismissing the action in its entirety and with prejudice. On May 9, 2023, plaintiffs filed a Motion for Reargument. The Company believes that it and the other defendants have meritorious arguments in response to the motion and defenses to the underlying allegations; however, the Company is currently unable to determine the ultimate outcome of this matter or determine an estimate, or a range of estimates, of potential losses, if any.
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

	Three Months Ended
	April 29, 2023			April 30, 2022
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,744,567	53%	16%	$1,502,731	51%
Automotive	784,775	24%	24%	633,255	21%
Communications	453,530	14%	(4)%	474,722	16%
Consumer	280,058	9%	(22)%	361,356	12%
Total revenue	$3,262,930	100%	10%	$2,972,064	100%

	Six Months Ended
	April 29, 2023			April 30, 2022
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$3,438,006	53%	21%	$2,849,577	50%
Automotive	1,498,178	23%	27%	1,183,985	21%
Communications	941,735	14%	6%	887,663	16%
Consumer	634,641	10%	(14)%	735,132	13%
Total revenue	$6,512,560	100%	15%	$5,656,357	100%
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

	Three Months Ended
	April 29, 2023		April 30, 2022
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,996,410	61%	$1,849,988	62%
Direct customers	1,224,786	38%	1,091,710	37%
Other	41,734	1%	30,366	1%
Total revenue	$3,262,930	100%	$2,972,064	100%

	Six Months Ended
	April 29, 2023		April 30, 2022
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$4,007,733	62%	$3,503,042	62%
Direct customers	2,420,320	37%	2,094,891	37%
Other	84,507	1%	58,424	1%
Total revenue	$6,512,560	100%	$5,656,357	100%
* The sum of the individual percentages may not equal the total due to rounding.
Note 8 – Fair Value
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of April 29, 2023 and October 29, 2022. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of April 29, 2023 and October 29, 2022, the Company held $661.3 million and $1,016.0 million, respectively, of cash that was excluded from the tables below.

	April 29, 2023
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$516,265	$—	$516,265
Other assets:
Deferred compensation plan investments	68,645	—	68,645
Forward foreign currency exchange contracts	—	8,541	8,541
Total assets measured at fair value	$584,910	$8,541	$593,451
Liabilities
Interest rate derivatives (1)	$—	$1,866	$1,866
Total liabilities measured at fair value	$—	$1,866	$1,866
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
In addition to the methods and assumptions used by the Company in estimating its fair value disclosure for financial instruments disclosed in Note 2j, Summary of Significant Accounting Policies, in the Company's Annual Report on Form 10-K for fiscal 2022, which was filed with the Securities and Exchange Commission on November 22, 2022, the following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:
Interest rate derivative — The fair value of interest rate derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivatives.
Assets and Liabilities Not Recorded at Fair Value on a Recurring Basis
Commercial paper — The fair value of commercial paper is obtained from indicative market prices and are classified as Level 2 measurements according to the fair value hierarchy. As of April 29, 2023, the fair value of the commercial paper notes was $254.2 million.
Debt — The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	April 29, 2023		October 29, 2022
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2024 Notes, due October 2024	$500,000	$492,992	$500,000	$491,982
2025 Notes, due April 2025	400,000	389,004	400,000	383,378
2026 Notes, due December 2026	900,000	877,748	900,000	851,479
Maxim 2027 Notes, due June 2027	—	—	59,788	54,771
2027 Notes, due June 2027	440,212	427,235	440,212	410,091
2028 Notes, due October 2028	750,000	661,084	750,000	621,093
2031 Notes, due October 2031	1,000,000	848,781	1,000,000	786,772
2032 Notes, due October 2032	300,000	293,269	300,000	278,359
2036 Notes, due December 2036	144,278	136,193	144,278	126,274
2041 Notes, due October 2041	750,000	573,996	750,000	513,709
2045 Notes, due December 2045	332,587	345,948	332,587	313,931
2051 Notes, due October 2051	1,000,000	723,063	1,000,000	640,766
Total debt	$6,517,077	$5,769,313	$6,576,865	$5,472,605
Note 9 – Derivatives
Foreign Exchange Exposure Management — The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos, Thai Baht, South Korean Won and Japanese Yen as of April 29, 2023 and October 29, 2022 were $307.0 million and $307.1 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of April 29, 2023 and October 29, 2022 were as follows:

		Fair Value At
	Balance Sheet Location	April 29, 2023	October 29, 2022
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$6,022	$—
Forward foreign currency exchange contracts	Accrued liabilities	$—	$18,050
As of April 29, 2023 and October 29, 2022, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $413.6 million and $246.4 million, respectively.
The following table presents the gross amounts of the Company's forward foreign currency exchange contract derivative assets and liabilities and the net amounts recorded in the Company's Condensed Consolidated Balance Sheets:

	April 29, 2023	October 29, 2022
Gross amounts of recognized liabilities	$(3,802)	$(19,846)
Gross amount of recognized assets	12,343	2,862
Net assets (liabilities) presented in the Condensed Consolidated Balance Sheets	$8,541	$(16,984)
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

	April 29, 2023
Balance Sheet location	Loss on Swaps	Gain on Note
Accrued liabilities	$1,866	$—
Long term debt	$—	$1,866
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 10 – Inventories
Inventories at April 29, 2023 and October 29, 2022 were as follows:

	April 29, 2023	October 29, 2022
Raw materials	$122,518	$110,908
Work in process	1,084,541	904,648
Finished goods	441,077	384,358
Total inventories	$1,648,136	$1,399,914
Note 11 – Debt
Revolving Credit Facility. On June 23, 2021, the Company entered into a Third Amended and Restated Credit Agreement (Revolving Credit Agreement) with Bank of America, N.A. as administrative agent and the other banks identified therein as lenders. The Revolving Credit Agreement provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions).
In the first quarter of fiscal 2023, the Company amended the Revolving Credit Agreement, replacing the LIBOR interest rate provisions with interest rate provisions based on a forward-looking term rate based on the secured overnight financing rate (SOFR) plus a 10 basis point credit spread adjustment. After the amendment, revolving loans under the Revolving Credit Agreement can be Term SOFR Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement, as amended) at the Company's option. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable adjusted term SOFR plus a margin based on the Company's Debt Ratings (as defined in the Revolving Credit Agreement, as amended) from time to time of between 0.690% and 1.175%. As of April 29, 2023, the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
Outstanding Debt. On April 26, 2023 (Redemption Date), the Company redeemed for cash $59.8 million representing all of the outstanding 3.450% senior notes due June 15, 2027 issued by Maxim (Maxim Notes) in accordance with the terms of the indenture governing the Maxim Notes. The Maxim Notes were redeemed for cash at a redemption price equal to $1,012.55 for each $1,000 principal of the Maxim Notes and included accrued interest.
Commercial Paper Program. On April 14, 2023, the Company established a commercial paper program under which the Company may issue short-term, unsecured commercial paper notes (CP Notes) in an amount up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 397 days from the date of issuance. The CP Notes will be sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance. The Company intends to use the net proceeds of the CP Notes for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital. As of April 29, 2023, the Company had $253.6 million of outstanding borrowings under the commercial paper program recorded in the Condensed Consolidated Balance Sheet. The carrying value of the outstanding CP Notes approximated fair value at April 29, 2023.

Note 12 – Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended April 29, 2023 and April 30, 2022 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income. The Company's effective tax rate also includes the effects of the mandatory capitalization and amortization of research and development expenses which began in fiscal 2023 under the Tax Cuts and Jobs Act of 2017. The mandatory capitalization requirement decreases the Company's effective tax rate primarily by increasing the foreign-derived intangible income deduction.
It is reasonably possible that the balance of gross unrealized tax benefits, including accrued interest and penalties, could decrease by as much as $132.0 million within the next twelve months due to the completion of tax audits, including any administrative appeals.
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
Note 14 – Subsequent Events
On May 23, 2023, the Board of Directors of the Company declared a cash dividend of $0.86 per outstanding share of common stock. The dividend will be paid on June 14, 2023 to all shareholders of record at the close of business on June 5, 2023 and is expected to total approximately $431.2 million.

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
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance or results; our anticipated growth and trends in our businesses; the effects of business, economic, political, legal, and regulatory impacts or conflicts upon our global operations; changes in demand for semiconductors and the related changes in demand and supply for our products; manufacturing delays, product availability, and supply chain disruptions; our ability to recruit or retain our key personnel; our future liquidity, capital needs and capital expenditures; our development of technologies and processes and research and development investments; our future market position and expected competitive changes in the marketplace for our products; the anticipated result of litigation matters; our plans to pay dividends or repurchase stock; servicing our outstanding debt; our plans to borrow under our Revolving Credit Agreement and issue notes under our commercial paper program and the planned use of proceeds from such borrowing and issuing; our expected tax rate; the effect of changes in or the application of new or revised tax laws; expected cost savings; the effect of new accounting pronouncements; our plans to integrate or realize the benefits or synergies expected of acquired businesses and technologies; our continued initiatives to consolidate our footprint related to our business units; and other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the risk factors included in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for fiscal 2022 and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q.
Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	April 29, 2023	April 30, 2022	$ Change	% Change
Revenue	$3,262,930	$2,972,064	$290,866	10%
Gross margin %	65.7%	65.4%
Net income	$977,656	$783,273	$194,383	25%
Net income as a % of revenue	30.0%	26.4%
Diluted EPS	$1.92	$1.49	$0.43	29%

	Six Months Ended
	April 29, 2023	April 30, 2022	$ Change	% Change
Revenue	$6,512,560	$5,656,357	$856,203	15%
Gross margin %	65.5%	59.2%
Net income	$1,939,130	$1,063,350	$875,780	82%
Net income as a % of revenue	29.8%	18.8%
Diluted EPS	$3.80	$2.01	$1.79	89%

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

	Three Months Ended
	April 29, 2023			April 30, 2022
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,744,567	53%	16%	$1,502,731	51%
Automotive	784,775	24%	24%	633,255	21%
Communications	453,530	14%	(4)%	474,722	16%
Consumer	280,058	9%	(22)%	361,356	12%
Total revenue	$3,262,930	100%	10%	$2,972,064	100%

	Six Months Ended
	April 29, 2023			April 30, 2022
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$3,438,006	53%	21%	$2,849,577	50%
Automotive	1,498,178	23%	27%	1,183,985	21%
Communications	941,735	14%	6%	887,663	16%
Consumer	634,641	10%	(14)%	735,132	13%
Total revenue	$6,512,560	100%	15%	$5,656,357	100%
* The sum of the individual percentages may not equal the total due to rounding.
Revenue increased 10% and 15% in the three- and six-month periods ended April 29, 2023, respectively, as compared to the same periods of the prior fiscal year, primarily as a result of broad-based demand for our products sold into the Industrial and Automotive end markets, partially offset by a decrease in revenue in the Consumer end market primarily due to weakening market trends. The Communications end market also decreased in the three-month period ended April 29, 2023 as compared to the same period of the prior fiscal year due to the timing of infrastructure deployment cycles.
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

	Three Months Ended
	April 29, 2023		April 30, 2022
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,996,410	61%	$1,849,988	62%
Direct customers	1,224,786	38%	1,091,710	37%
Other	41,734	1%	30,366	1%
Total revenue	$3,262,930	100%	$2,972,064	100%

	Six Months Ended
	April 29, 2023		April 30, 2022
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$4,007,733	62%	$3,503,042	62%
Direct customers	2,420,320	37%	2,094,891	37%
Other	84,507	1%	58,424	1%
Total revenue	$6,512,560	100%	$5,656,357	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end customer demand.
Gross Margin

	Three Months Ended				Six Months Ended
	April 29, 2023	April 30, 2022	$ Change	% Change	April 29, 2023	April 30, 2022	$ Change	% Change
Gross margin	$2,144,546	$1,944,520	$200,026	10%	$4,268,887	$3,346,517	$922,370	28%
Gross margin %	65.7%	65.4%			65.5%	59.2%
Gross margin percentage increased by 30 and 630 basis points in the three- and six-month periods ended April 29, 2023, respectively, as compared to the same period of the prior fiscal year. The increase in the three-month period ended April 29, 2023 primarily related to favorable product mix. The increase in the six-month period ended April 29, 2023 was primarily as a result of additional cost of goods sold of $271.4 million related to a nonrecurring fair value adjustment recorded to inventory in the six-month period ended April 30, 2022 as a result of the acquisition of Maxim Integrated Products, Inc. (Maxim). The remainder of the increase in the six-month period ended April 29, 2023 primarily related to favorable product mix and synergies related to the acquisition of Maxim.
Research and Development (R&D)

	Three Months Ended				Six Months Ended
	April 29, 2023	April 30, 2022	$ Change	% Change	April 29, 2023	April 30, 2022	$ Change	% Change
R&D expenses	$415,754	$420,901	$(5,147)	(1)%	$829,849	$847,681	$(17,832)	(2)%
R&D expenses as a % of revenue	13%	14%			13%	15%

R&D expenses decreased both in the three- and six-month periods ended April 29, 2023, as compared to the same periods of the prior fiscal year. In the three-month period ended April 29, 2023, the decrease was primarily a result of lower R&D employee-related variable compensation expenses and lower salary and benefit expenses, partially offset by higher discretionary spending. In the six-month period ended April 29, 2023, the decrease was primarily a result of lower salary and benefit expenses and lower discretionary spending, partially offset by higher R&D employee-related variable compensation expenses.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	April 29, 2023	April 30, 2022	$ Change	% Change	April 29, 2023	April 30, 2022	$ Change	% Change
SMG&A expenses	$324,251	$305,308	$18,943	6%	$650,535	$602,673	$47,862	8%
SMG&A expenses as a % of revenue	10%	10%			10%	11%
SMG&A expenses increased in both the three- and six-month periods ended April 29, 2023, as compared to the same period of the prior fiscal year, primarily as a result of higher salary and benefit expenses and discretionary spending, partially offset by lower acquisition-related transaction costs. The six-month period ended April 29, 2023 was also impacted by higher SMG&A employee-related variable compensation expenses.
Amortization of Intangibles

	Three Months Ended				Six Months Ended
	April 29, 2023	April 30, 2022	$ Change	% Change	April 29, 2023	April 30, 2022	$ Change	% Change
Amortization expenses	$253,021	$253,476	$(455)	—%	$506,163	$506,843	$(680)	—%
Amortization expenses as a % of revenue	8%	9%			8%	9%
Amortization expenses were relatively flat in both the three- and six-month periods ended April 29, 2023, as compared to the same periods of the prior fiscal year.
Special Charges, Net

	Three Months Ended				Six Months Ended
	April 29, 2023	April 30, 2022	$ Change	% Change	April 29, 2023	April 30, 2022	$ Change	% Change
Special charges, net	$23,136	$46,674	$(23,538)	(50)%	$23,136	$106,402	$(83,266)	(78)%
Special charges, net as a % of revenue	1%	2%			—%	2%
Special charges, net decreased in both the three- and six-month periods ended April 29, 2023, as compared to the same periods of the prior fiscal year, primarily as a result of higher charges recorded in the first half of fiscal 2022 as part of the integration of Maxim and continued organizational initiatives to better align our global workforce with our long-term strategic plan.

Operating Income

	Three Months Ended				Six Months Ended
	April 29, 2023	April 30, 2022	$ Change	% Change	April 29, 2023	April 30, 2022	$ Change	% Change
Operating income	$1,128,384	$918,161	$210,223	23%	$2,259,204	$1,282,918	$976,286	76%
Operating income as a % of revenue	34.6%	30.9%			34.7%	22.7%
The year-over-year increase in operating income in the three-month period ended April 29, 2023 was primarily the result of an increase in revenue of $290.9 million, which contributed to an increase in gross margin of $200.0 million, and decreases of $23.5 million in special charges, net and $5.1 million in R&D expenses, partially offset by an increase of $18.9 million in SMG&A expenses.
The year-over-year increase in operating income in the six-month period ended April 29, 2023 was primarily the result of an increase in revenue of $856.2 million and an increase in gross margin percent, which contributed to an increase in gross margin of $922.4 million, and decreases of $83.3 million in special charges, net and $17.8 million in R&D expenses, partially offset by an increase of $47.9 million in SMG&A expenses.
Nonoperating Expense (Income)

	Three Months Ended			Six Months Ended
	April 29, 2023	April 30, 2022	$ Change	April 29, 2023	April 30, 2022	$ Change
Total nonoperating expense (income)	$40,461	$38,916	$1,545	$97,808	$80,118	$17,690
The year-over-year increase in nonoperating expense (income) in the three-month period ended April 29, 2023 as compared to the same period of the prior year was the result of higher interest expense related to our debt obligations partially offset by higher interest income.
The year-over-year increase in nonoperating expense (income) in the six-month period ended April 29, 2023 as compared to the same period of the prior year was the result of higher interest expense related to our debt obligations and lower net gains from other investments partially offset by higher interest income.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	April 29, 2023	April 30, 2022	$ Change	April 29, 2023	April 30, 2022	$ Change
Provision for income taxes	$110,267	$95,972	$14,295	$222,266	$139,450	$82,816
Effective income tax rate	10.1%	10.9%		10.3%	11.6%
The effective tax rates for both the three- and six-month periods ended April 29, 2023 and April 30, 2022 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our pretax income for the three- and six-month periods ended April 29, 2023 and April 30, 2022 was primarily generated in Ireland at a tax rate of 12.5%. The Company's effective tax rate for the three- and six-month periods ended April 29, 2023 also included the effects of the mandatory capitalization and amortization of research and development expenses which began in fiscal 2023 under the 2017 Tax Cuts and Jobs Act. The mandatory capitalization requirement decreased our effective tax rate primarily by increasing the foreign-derived intangible income deduction.
See Note 12, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended				Six Months Ended
	April 29, 2023	April 30, 2022	$ Change	% Change	April 29, 2023	April 30, 2022	$ Change	% Change
Net Income	$977,656	$783,273	$194,383	25%	$1,939,130	$1,063,350	$875,780	82%
Net Income as a % of revenue	30.0%	26.4%			29.8%	18.8%
Diluted EPS	$1.92	$1.49			$3.80	$2.01

Net income increased in the three-month period ended April 29, 2023, as compared to the same period of the prior fiscal year, as a result of a $210.2 million increase in operating income, partially offset by a $14.3 million increase in provision for income taxes.
Net income increased in the six-month period ended April 29, 2023, as compared to the same period of the prior fiscal year, as a result of a $976.3 million increase in operating income, partially offset by a $82.8 million increase in provision for income taxes.
Liquidity and Capital Resources
At April 29, 2023, our principal source of liquidity was $1,177.6 million of cash and cash equivalents, of which approximately $339.4 million was held in the United States, and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or the results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with high credit quality counterparties, continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Six Months Ended
	April 29, 2023	April 30, 2022
Net cash provided by operating activities	$2,487,886	$2,078,220
Net cash provided by operations as a % of revenue	38%	37%
Net cash used for investing activities	$(460,577)	$(216,902)
Net cash used for financing activities	$(2,320,272)	$(2,085,454)
The following changes contributed to the net change in cash and cash equivalents in the six-month period ended April 29, 2023 as compared to the same period in fiscal 2022.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities during the six-month period ended April 29, 2023, as compared to the same period of the prior fiscal year, was the result of higher net income adjusted for noncash items offset by changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The increase in cash used for investing activities during the six-month period ended April 29, 2023, as compared to the same period of the prior fiscal year, was primarily the result of an increase in cash used for capital expenditures.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The increase in cash used for financing activities during the six-month period ended April 29, 2023, as compared to the same period of the prior fiscal year, was primarily the result of higher common stock repurchases and lower debt repayments, partially offset by proceeds from the issuance of commercial paper notes.

Working Capital

	April 29, 2023	October 29, 2022	$ Change	% Change
Accounts receivable	$1,616,256	$1,800,462	$(184,206)	(10)%
Days sales outstanding*	45	50
Inventory	$1,648,136	$1,399,914	$248,222	18%
Days cost of sales in inventory*	129	107
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
Current liabilities increased to $2,646.4 million at April 29, 2023 as compared to $2,442.7 million at the end of fiscal 2022 due to an increase in commercial paper notes and income taxes payable, partially offset by lower accrued liabilities.
Debt
As of April 29, 2023, our debt obligations consisted of the following:

Principal Amount Outstanding
2024 Notes, due October 2024	$500,000
2025 Notes, due April 2025	400,000
2026 Notes, due December 2026	900,000
2027 Notes, due June 2027	440,212
2028 Notes, due October 2028	750,000
2031 Notes, due October 2031	1,000,000
2032 Notes, due October 2032	300,000
2036 Notes, due December 2036	144,278
2041 Notes, due October 2041	750,000
2045 Notes, due December 2045	332,587
2051 Notes, due October 2051	1,000,000
Total debt	$6,517,077
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of April 29, 2023, we were in compliance with these covenants.
Commercial Paper Program
On April 14, 2023, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes in an amount up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 397 days from the date of issuance. As of April 29, 2023, we had $253.6 million of outstanding borrowings under the commercial paper program recorded in the Condensed Consolidated Balance Sheet. We intend to use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.

Revolving Credit Facility
Our Third Amended and Restated Revolving Credit Agreement, dated as of June 23, 2021 and as amended (Revolving Credit Agreement), provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions).
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of April 29, 2023, we were in compliance with these covenants.
Stock Repurchase Program
In the aggregate, our Board of Directors has authorized us to repurchase $16.7 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of April 29, 2023, an additional $3.2 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options as well as for our employee stock purchase plan. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $460.5 million in the first six months of fiscal 2023. We expect capital expenditures for fiscal 2023 to be between approximately 7% to 9% of revenue, which is above our historical levels primarily due to our plans to expand internal manufacturing capacity. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On May 23, 2023, our Board of Directors declared a cash dividend of $0.86 per outstanding share of common stock. The dividend will be paid on June 14, 2023 to all shareholders of record at the close of business on June 5, 2023 and is expected to total approximately $431.2 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board and will be dependent upon our financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Board.
Contractual Obligations
There have not been any material changes during the six-month period ended April 29, 2023 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2022.
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
Critical Accounting Policies and Estimates
There were no material changes in the six-month period ended April 29, 2023 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended October 29, 2022.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the six-month period ended April 29, 2023 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended October 29, 2022.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 29, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 29, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings
The information required by this Item is provided in Note 6, Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors
We are subject to a number of risks that could adversely affect our business, results of operations, financial condition and future prospects, including those identified in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended October 29, 2022, which was filed with the Securities and Exchange Commission on November 22, 2022.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 29, 2023 through February 25, 2023	500,868	$186.64	435,800	$4,207,876,091
February 26, 2023 through March 25, 2023	2,411,978	$184.84	2,020,908	$3,833,509,437
March 26, 2023 through April 29, 2023	3,284,787	$185.34	3,253,593	$3,230,493,898
Total	6,197,633	$185.25	5,710,301	$3,230,493,898

(a)Includes 487,332 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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

ITEM 6.	Exhibits

Exhibit No.	Description
#10.1†	Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted April 3, 2023.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Schema Document.**
101.CAL	Inline XBRL Calculation Linkbase Document.**
101.LAB	Inline XBRL Labels Linkbase Document.**
101.PRE	Inline XBRL Presentation Linkbase Document.**
101.DEF	Inline XBRL Definition Linkbase Document.**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed or furnished herewith.
#	Indicates management contract or compensatory plan, contract or agreement.
*	The certification furnished in each of Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates each by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three- and six-months ended April 29, 2023 and April 30, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended April 29, 2023 and April 30, 2022, (iii) Condensed Consolidated Balance Sheets at April 29, 2023 and January 28, 2023, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three- and six-months ended April 29, 2023 and April 30, 2022, (v) Condensed Consolidated Statements of Cash Flows for the six months ended April 29, 2023 and April 30, 2022 and (vi) Notes to Condensed Consolidated Financial Statements for the three- and six-months ended April 29, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: May 24, 2023	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: May 24, 2023	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)