Form 10-Q
period 2023-07-29
ANALOG DEVICES INC
filed 2023-08-23
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of July 29, 2023 there were 498,313,956 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Revenue	$3,076,495	$3,109,880	$9,589,055	$8,766,237
Cost of sales	1,114,880	1,066,738	3,358,553	3,376,578
Gross margin	1,961,615	2,043,142	6,230,502	5,389,659
Operating expenses:
Research and development	423,751	431,829	1,253,600	1,279,510
Selling, marketing, general and administrative	334,113	326,942	984,648	929,615
Amortization of intangibles	250,719	252,864	756,882	759,707
Special charges, net	23,539	138,201	46,675	244,603
Total operating expenses	1,032,122	1,149,836	3,041,805	3,213,435
Operating income:	929,493	893,306	3,188,697	2,176,224
Nonoperating expense (income):
Interest expense	69,346	51,189	193,051	152,701
Interest income	(8,794)	(1,797)	(32,198)	(2,578)
Other, net	(5,880)	(4,023)	(8,373)	(24,636)
Total nonoperating expense (income)	54,672	45,369	152,480	125,487
Income before income taxes	874,821	847,937	3,036,217	2,050,737
(Benefit from) provision for income taxes	(2,198)	98,952	220,068	238,402
Net income	$877,019	$748,985	$2,816,149	$1,812,335

Shares used to compute earnings per common share – basic	500,018	517,011	503,951	521,557
Shares used to compute earnings per common share – diluted	503,503	520,550	507,804	525,652

Basic earnings per common share	$1.75	$1.45	$5.59	$3.47
Diluted earnings per common share	$1.74	$1.44	$5.55	$3.45

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income	$877,019	$748,985	$2,816,149	$1,812,335
Foreign currency translation adjustments	(1,292)	(9,028)	343	(31,500)
Change in fair value of derivative instruments designated as cash flow hedges, net	2,379	2,239	25,737	(471)
Changes in pension plans, net actuarial gain/loss and foreign currency translation adjustments, net	422	1,770	1,218	5,902
Other comprehensive income (loss)	1,509	(5,019)	27,298	(26,069)
Comprehensive income	$878,528	$743,966	$2,843,447	$1,786,266

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	July 29, 2023	October 29, 2022
ASSETS
Current Assets
Cash and cash equivalents	$1,149,246	$1,470,572
Accounts receivable	1,616,243	1,800,462
Inventories	1,709,313	1,399,914
Prepaid expenses and other current assets	360,383	267,044
Total current assets	4,835,185	4,937,992
Non-current Assets
Net property, plant and equipment	2,922,781	2,401,304
Goodwill	26,913,134	26,913,134
Intangible assets, net	11,762,655	13,265,406
Deferred tax assets	2,224,880	2,264,888
Other assets	688,104	519,626
Total non-current assets	44,511,554	45,364,358
TOTAL ASSETS	$49,346,739	$50,302,350
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$585,570	$582,160
Income taxes payable	423,438	265,845
Commercial paper notes	544,710	—
Accrued liabilities	1,277,300	1,594,650
Total current liabilities	2,831,018	2,442,655
Non-current Liabilities
Long-term debt	6,437,650	6,548,625
Deferred income taxes	3,150,748	3,622,538
Income taxes payable	441,361	707,846
Other non-current liabilities	582,216	515,363
Total non-current liabilities	10,611,975	11,394,372
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 498,313,956 shares outstanding (509,295,941 on October 29, 2022)	83,054	84,880
Capital in excess of par value	25,705,193	27,857,270
Retained earnings	10,286,353	8,721,325
Accumulated other comprehensive loss	(170,854)	(198,152)
Total shareholders’ equity	35,903,746	36,465,323
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,346,739	$50,302,350

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended July 29, 2023
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, APRIL 29, 2023	501,418	$83,571	$26,262,226	$9,839,790	$(172,363)
Net income				877,019
Dividends declared and paid - $0.86 per share				(430,456)
Issuance of stock under stock plans and other	583	97	45,893
Stock-based compensation expense			82,970
Other comprehensive income					1,509
Common stock repurchased	(3,687)	(614)	(685,896)
BALANCE, JULY 29, 2023	498,314	$83,054	$25,705,193	$10,286,353	$(170,854)

	Nine Months Ended July 29, 2023
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 29, 2022	509,296	$84,880	$27,857,270	$8,721,325	$(198,152)
Net income				2,816,149
Dividends declared and paid - $2.48 per share				(1,251,121)
Issuance of stock under stock plans and other	2,963	494	112,508
Stock-based compensation expense			227,113
Other comprehensive income					27,298
Common stock repurchased	(13,945)	(2,320)	(2,491,698)
BALANCE, JULY 29, 2023	498,314	$83,054	$25,705,193	$10,286,353	$(170,854)

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

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net income	$2,816,149	$1,812,335
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	251,785	212,635
Amortization of intangibles	1,505,201	1,512,250
Cost of goods sold for inventory acquired	—	271,396
Stock-based compensation expense	227,113	242,809
Non-cash impairment charge	—	91,953
Gain on sale of property, plant and equipment	—	(4,352)
Deferred income taxes	(431,393)	(205,128)
Operating lease assets and liabilities	4,945	(17,958)
Other	14,185	(7,061)
Changes in operating assets and liabilities	(757,645)	(582,813)
Total adjustments	814,191	1,513,731
Net cash provided by operating activities	3,630,340	3,326,066
Cash flows from investing activities:
Additions to property, plant and equipment	(785,070)	(394,796)
Other	(2,254)	43,761
Net cash used for investing activities	(787,324)	(351,035)
Cash flows from financing activities:
Proceeds from revolver	—	400,000
Payments on revolver	—	(400,000)
Early termination of debt	(65,688)	(519,116)
Proceeds from commercial paper notes	2,646,509	—
Payments of commercial paper notes	(2,101,799)	—
Repurchase of common stock	(2,494,018)	(1,758,832)
Dividend payments to shareholders	(1,251,121)	(1,154,207)
Proceeds from employee stock plans	113,002	30,013
Other	(11,227)	(1,718)
Net cash used for financing activities	(3,164,342)	(3,403,860)
Effect of exchange rate changes on cash	—	(24,175)
Net decrease in cash and cash equivalents	(321,326)	(453,004)
Cash and cash equivalents at beginning of period	1,470,572	1,977,964
Cash and cash equivalents at end of period	$1,149,246	$1,524,960

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 29, 2023 (UNAUDITED)
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
Note 2 – Shareholders' Equity
As of July 29, 2023, the Company had repurchased a total of approximately 202.9 million shares of its common stock for approximately $14.1 billion under the Company's share repurchase program. As of July 29, 2023, an additional $2.6 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options as well as for the Company's employee stock purchase plan. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Company.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first nine months of fiscal 2023.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 29, 2022	$(72,136)	$(119,613)	$(6,403)	$(198,152)
Other comprehensive income before reclassifications	343	18,754	79	19,176
Amounts reclassified out of other comprehensive income	—	11,452	1,139	12,591
Tax effects	—	(4,469)	—	(4,469)
Other comprehensive income	343	25,737	1,218	27,298
July 29, 2023	$(71,793)	$(93,876)	$(5,185)	$(170,854)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended		Nine Months Ended
Comprehensive (Loss) Income Component	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022	Location
Unrealized holding (gains) losses on derivatives:
Currency forwards	$650	$2,520	$933	$6,384	Cost of sales
	560	1,320	683	3,903	Research and development
	(400)	2,265	(1,353)	6,623	Selling, marketing, general and administrative
Interest rate derivatives	3,731	3,731	11,189	11,193	Interest expense
	4,541	9,836	11,452	28,103	Total before tax
	(1,084)	(423)	(2,587)	(3,209)	Tax
	$3,457	$9,413	$8,865	$24,894	Net of tax

Amortization of pension components included in the computation of net periodic pension cost:
Actuarial losses	$393	$441	$1,139	$1,389	Net of tax

Total amounts reclassified out of AOCI, net of tax	$3,850	$9,854	$10,004	$26,283
Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income	$877,019	$748,985	$2,816,149	$1,812,335
Basic shares:
Weighted-average shares outstanding	500,018	517,011	503,951	521,557
Earnings per common share basic:	$1.75	$1.45	$5.59	$3.47
Diluted shares:
Weighted-average shares outstanding	500,018	517,011	503,951	521,557
Assumed exercise of common stock equivalents	3,485	3,539	3,853	4,095
Weighted-average common and common equivalent shares	503,503	520,550	507,804	525,652
Earnings per common share diluted:	$1.74	$1.44	$5.55	$3.45
Anti-dilutive shares related to:
Outstanding stock-based awards	211	755	306	559

Note 5 – Special Charges, Net
Liabilities related to special charges, net are included in Accrued liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions
Balance at October 29, 2022	$52,070
Severance and benefit payments	(16,298)
Balance at January 28, 2023	$35,772
Severance and benefit payments	(22,820)
Employee severance and benefit costs	23,136
Balance at April 29, 2023	$36,088
Severance and benefit payments	(12,530)
Employee severance and benefit costs	21,928
Balance at July 29, 2023	$45,486
Accrued liabilities	$22,350
Other non-current liabilities	$23,136
Note 6 – Property, Plant and Equipment
During fiscal 2023, the Company ceased usage of its office facility located in Cary, North Carolina as well as its campus facility located in Milpitas, California and determined that both facilities met the held for sale criteria specified in Accounting Standards Codification (ASC) 360. No write-downs to fair value were required upon these determinations as the fair values of the asset groups, less costs to sell, were greater than their carrying values. As of July 29, 2023, prepaid expenses and other current assets includes the following assets held for sale:

Land and buildings	$66,308
Less accumulated depreciation and amortization	(21,577)
Net property, plant and equipment reclassified to Prepaid expenses and other current assets	$44,731
Note 7 – Commitments and Contingencies
On March 17, 2022, Walter E. Ryan and Ryan Asset Management, LLC, purported stockholders of Maxim Integrated Products, Inc. (Maxim), filed a putative class action in the Court of Chancery of the State of Delaware (C.A. No. 2022—0255) against the Company and the former directors of Maxim. The complaint alleges breaches of fiduciary duties by the individual defendants in connection with Maxim’s agreement, as part of the merger negotiations with the Company, to suspend Maxim dividends for up to four quarters prior to the closing of the Company's acquisition of Maxim. The complaint further alleges that the Company aided and abetted those alleged breaches of fiduciary duties. The plaintiffs seek damages in an amount to be determined at trial, plaintiffs’ costs and disbursements, including reasonable attorneys’ and experts’ fees, costs and other expenses. On May 2, 2023, the Court of Chancery entered an order dismissing the action in its entirety and with prejudice. On May 9, 2023, the plaintiffs filed a Motion for Reargument, which the Court denied on May 30, 2023. On June 21, 2023, the plaintiffs filed a Notice of Appeal to the Delaware Supreme Court and on August 8, 2023, the plaintiffs filed their Opening Brief in support of their appeal. The appeal remains pending. The Company believes that it and the other defendants have meritorious arguments in response to the appeal and defenses to the underlying allegations; however, the Company is currently unable to determine the ultimate outcome of this matter or determine an estimate, or a range of estimates, of potential losses, if any.
Note 8 – Revenue
Revenue Trends by End Market
The following tables summarize revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data and the Company's methodology evolves and improves, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of revenue within, each end market.

	Three Months Ended
	July 29, 2023			July 30, 2022
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,629,201	53%	4%	$1,566,885	50%
Automotive	747,554	24%	15%	648,153	21%
Communications	380,504	12%	(23)%	491,515	16%
Consumer	319,236	10%	(21)%	403,327	13%
Total revenue	$3,076,495	100%	(1)%	$3,109,880	100%

	Nine Months Ended
	July 29, 2023			July 30, 2022
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$5,092,879	53%	15%	$4,439,232	51%
Automotive	2,226,277	23%	23%	1,810,803	21%
Communications	1,319,931	14%	(4)%	1,378,352	16%
Consumer	949,968	10%	(17)%	1,137,850	13%
Total revenue	$9,589,055	100%	9%	$8,766,237	100%
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

	Three Months Ended
	July 29, 2023		July 30, 2022
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,904,496	62%	$1,922,982	62%
Direct customers	1,126,796	37%	1,146,538	37%
Other	45,203	1%	40,360	1%
Total revenue	$3,076,495	100%	$3,109,880	100%

	Nine Months Ended
	July 29, 2023		July 30, 2022
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$5,912,229	62%	$5,426,024	62%
Direct customers	3,547,116	37%	3,241,429	37%
Other	129,710	1%	98,784	1%
Total revenue	$9,589,055	100%	$8,766,237	100%
* The sum of the individual percentages may not equal the total due to rounding.
Note 9 – Fair Value
The tables below, set forth by level, present the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of July 29, 2023 and October 29, 2022. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of July 29, 2023 and October 29, 2022, the Company held $691.2 million and $1,016.0 million, respectively, of cash that is excluded from the tables below.

	July 29, 2023
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$457,997	$—	$457,997
Other assets:
Deferred compensation plan investments	80,844	—	80,844
Forward foreign currency exchange contracts	—	8,910	8,910
Total assets measured at fair value	$538,841	$8,910	$547,751
Liabilities
Interest rate derivatives (1)	$—	$45,620	$45,620
Total liabilities measured at fair value	$—	$45,620	$45,620
(1)The carrying value of the related debt was adjusted by an equal and offsetting amount. The fair value of interest rate derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivatives. See Note 10, Derivatives, in these Notes to Condensed Consolidated Financial Statements.

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
Commercial paper — The fair values of commercial paper are obtained from indicative market prices and are classified as Level 2 measurements according to the fair value hierarchy. As of July 29, 2023, the fair value of the commercial paper notes was $545.4 million.
Debt — The table below presents the estimated fair values of certain financial instruments not recorded at fair value on a recurring basis. The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	July 29, 2023		October 29, 2022
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2024 Notes, due October 2024	$500,000	$499,598	$500,000	$491,982
2025 Notes, due April 2025	400,000	385,529	400,000	383,378
2026 Notes, due December 2026	900,000	864,607	900,000	851,479
Maxim 2027 Notes, due June 2027	—	—	59,788	54,771
2027 Notes, due June 2027	440,212	416,545	440,212	410,091
2028 Notes, due October 2028	750,000	641,711	750,000	621,093
2031 Notes, due October 2031	1,000,000	819,159	1,000,000	786,772
2032 Notes, due October 2032	300,000	284,756	300,000	278,359
2036 Notes, due December 2036	144,278	128,486	144,278	126,274
2041 Notes, due October 2041	750,000	541,855	750,000	513,709
2045 Notes, due December 2045	332,587	324,731	332,587	313,931
2051 Notes, due October 2051	1,000,000	689,039	1,000,000	640,766
Total debt	$6,517,077	$5,596,016	$6,576,865	$5,472,605
Note 10 – Derivatives
Foreign Exchange Exposure Management — The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos, Thai Baht, South Korean Won and Japanese Yen as of July 29, 2023 and October 29, 2022 were $296.8 million and $307.1 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of July 29, 2023 and October 29, 2022 were as follows:

		Fair Value At
	Balance Sheet Location	July 29, 2023	October 29, 2022
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$5,097	$—
Forward foreign currency exchange contracts	Accrued liabilities	$—	$18,050
As of July 29, 2023 and October 29, 2022, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $412.6 million and $246.4 million, respectively.
The following table presents the gross amounts of the Company's forward foreign currency exchange contract derivative assets and liabilities and the net amounts recorded in the Company's Condensed Consolidated Balance Sheets:

	July 29, 2023	October 29, 2022
Gross amounts of recognized liabilities	$(4,206)	$(19,846)
Gross amount of recognized assets	13,116	2,862
Net assets (liabilities) presented in the Condensed Consolidated Balance Sheets	$8,910	$(16,984)
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

	July 29, 2023
Balance Sheet Location	Loss on Swaps	Gain on Note
Accrued liabilities	$45,620	$—
Long term debt	$—	$45,620
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 11 – Inventories
Inventories at July 29, 2023 and October 29, 2022 were as follows:

	July 29, 2023	October 29, 2022
Raw materials	$130,031	$110,908
Work in process	1,123,823	904,648
Finished goods	455,459	384,358
Total inventories	$1,709,313	$1,399,914
Note 12 – Debt
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
In the first quarter of fiscal 2023, the Company amended the Revolving Credit Agreement, replacing the LIBOR interest rate provisions with interest rate provisions based on a forward-looking term rate based on the secured overnight financing rate (SOFR) plus a 10 basis point credit spread adjustment. After the amendment, revolving loans under the Revolving Credit Agreement can be Term SOFR Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement, as amended) at the Company's option. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable adjusted term SOFR plus a margin based on the Company's Debt Ratings (as defined in the Revolving Credit Agreement, as amended) from time to time of between 0.690% and 1.175%. As of July 29, 2023, the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
Outstanding Debt. On April 26, 2023, the Company redeemed for cash $59.8 million representing all of the outstanding 3.450% senior notes due June 15, 2027 issued by Maxim (Maxim Notes) in accordance with the terms of the indenture governing the Maxim Notes. The Maxim Notes were redeemed for cash at a redemption price equal to $1,012.55 for each $1,000 principal of the Maxim Notes and included accrued interest.
On August 18, 2023, the Company commenced an offer to exchange up to $440.2 million of newly registered 3.450% Senior Notes due 2027 (new notes) for up to $440.2 million of existing unregistered 3.450% Senior Notes due 2027 (old notes). See Note 15, Subsequent Events, in these Notes to Consolidated Financial Statements for further information.
Commercial Paper Program. On April 14, 2023, the Company established a commercial paper program under which the Company may issue short-term, unsecured commercial paper notes (CP Notes) in amounts up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 397 days from the date of issuance. The CP Notes will be sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance. The Company intends to use the net proceeds of the CP Notes for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital. As of July 29, 2023, the Company had $544.7 million of outstanding borrowings under the commercial paper program recorded in the Condensed Consolidated Balance Sheet. The carrying value of the outstanding CP Notes approximated fair value at July 29, 2023.

Note 13 – Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended July 29, 2023 and July 30, 2022 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income. The Company's effective tax rate also includes the effects of the mandatory capitalization and amortization of research and development expenses which began in fiscal 2023 under the Tax Cuts and Jobs Act of 2017 (Tax Cuts and Jobs Act). The mandatory capitalization requirement decreases the Company's effective tax rate primarily by increasing the foreign-derived intangible income deduction.
The Company's effective tax rate for the third quarter of fiscal 2023 was also impacted by a discrete income tax benefit recorded of $81.1 million resulting from the approval granted by the Joint Committee on Taxation of its federal corporate income tax relief claim which reduced the amount of transition tax owed under the Tax Cuts and Jobs Act.
It is reasonably possible that the balance of gross unrealized tax benefits, including accrued interest and penalties, could decrease by as much as approximately $133.0 million within the next twelve months due to the completion of tax audits, including any administrative appeals.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal years ended November 3, 2018 and November 2, 2019; a pre-acquisition IRS income tax audit for Maxim's fiscal years ended June 27, 2015 through August 26, 2021; various U.S. state and local audits and various international audits, including an Irish Corporate Tax Audit for the fiscal year ended November 2, 2019. The Company's U.S. federal income tax returns prior to the fiscal year ended November 3, 2018 are no longer subject to examination, except for the applicable Maxim pre-acquisition fiscal years noted above.
Note 14 – New Accounting Pronouncements
Standards to Be Implemented
Acquired Contract Assets and Contract Liabilities
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2021-08 is effective for the Company in the first quarter of the fiscal year ending November 2, 2024. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company is currently evaluating the adoption date of ASU 2021-08 and the impact, if any, adoption will have on its financial position and results of operations.
Note 15 – Subsequent Events
On August 18, 2023, the Company commenced an offer to exchange up to $440.2 million of newly registered new notes for up to $440.2 million of existing unregistered old notes. The terms of the new notes are identical in all material respects to the terms of the old notes for which they are being offered in exchange, except that the new notes have been registered under the Securities Act of 1933, as amended, and the transfer restrictions, registration rights and additional interest provisions relating to the old notes do not apply to the new notes.
On August 22, 2023, the Board of Directors of the Company declared a cash dividend of $0.86 per outstanding share of common stock. The dividend will be paid on September 14, 2023 to all shareholders of record at the close of business on September 5, 2023 and is expected to total approximately $428.6 million.

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
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “potential,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance or results; our anticipated growth and trends in our businesses; the effects of business, economic, political, legal and regulatory impacts or conflicts upon our global operations; changes in demand for semiconductors and the related changes in demand and supply for our products; manufacturing delays, product availability and supply chain disruptions; our ability to recruit or retain our key personnel; our future liquidity, capital needs and capital expenditures; our development of technologies and processes and research and development investments; our future market position and expected competitive changes in the marketplace for our products; the anticipated result of litigation matters; our plans to pay dividends or repurchase stock; servicing our outstanding debt, including our plans to offer to exchange existing unregistered notes for new registered notes; our plans to borrow under our Revolving Credit Agreement and issue notes under our commercial paper program and the planned use of proceeds from such borrowing and issuing; our expected tax rate; the effect of changes in or the application of new or revised tax laws; expected cost savings; the effect of new accounting pronouncements; our plans to integrate or realize the benefits or synergies expected of acquired businesses and technologies; our continued initiatives to consolidate our footprint related to our business units; and other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.
The following important factors and uncertainties, among others, could cause results to differ materially from those described in the forward-looking statements: political and economic uncertainty, including any faltering in global economic conditions or the stability of credit and financial markets; erosion of consumer confidence and declines in customer spending or cancellations of orders for our products; unavailability of raw materials, services, supplies or manufacturing capacity; disruptions to our manufacturing operations or our ability to execute our business strategy; changes in geographic, product or customer mix; changes in export classifications, import and export regulations or duties and tariffs; changes in our estimates of our expected tax rates based on current tax law; adverse results in litigation matters; the risk that we will be unable to retain and hire key personnel including as a result of labor shortages; changes in demand for semiconductors; attempted or actual security breaches and other cybersecurity incidents that disrupt our operations; unanticipated difficulties or expenditures relating to integrating Maxim Integrated Products, Inc. (Maxim); uncertainty as to the long-term value of our common stock; the discretion of our board of directors to declare dividends and our ability to pay dividends in the future; factors impacting our ability to repurchase shares; the diversion of management time on integrating Maxim's business and operations; our ability to successfully integrate acquired business and technologies, including Maxim; and the risk that expected benefits, synergies and growth prospects of acquisitions, including our acquisition of Maxim, may not be fully achieved in a timely manner, or at all. Additional factors that could cause actual results to differ materially from those in these forward-looking statements include the risk factors included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for fiscal 2022 and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	July 29, 2023	July 30, 2022	$ Change	% Change
Revenue	$3,076,495	$3,109,880	$(33,385)	(1)%
Gross margin %	63.8%	65.7%
Net income	$877,019	$748,985	$128,034	17%
Net income as a % of revenue	28.5%	24.1%
Diluted EPS	$1.74	$1.44	$0.30	21%

	Nine Months Ended
	July 29, 2023	July 30, 2022	$ Change	% Change
Revenue	$9,589,055	$8,766,237	$822,818	9%
Gross margin %	65.0%	61.5%
Net income	$2,816,149	$1,812,335	$1,003,814	55%
Net income as a % of revenue	29.4%	20.7%
Diluted EPS	$5.55	$3.45	$2.10	61%
Revenue Trends by End Market
The following tables summarize revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data and our methodology evolves and improves, the categorization of products by end market can vary over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of revenue within, each end market.

	Three Months Ended
	July 29, 2023			July 30, 2022
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,629,201	53%	4%	$1,566,885	50%
Automotive	747,554	24%	15%	648,153	21%
Communications	380,504	12%	(23)%	491,515	16%
Consumer	319,236	10%	(21)%	403,327	13%
Total revenue	$3,076,495	100%	(1)%	$3,109,880	100%

	Nine Months Ended
	July 29, 2023			July 30, 2022
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$5,092,879	53%	15%	$4,439,232	51%
Automotive	2,226,277	23%	23%	1,810,803	21%
Communications	1,319,931	14%	(4)%	1,378,352	16%
Consumer	949,968	10%	(17)%	1,137,850	13%
Total revenue	$9,589,055	100%	9%	$8,766,237	100%
* The sum of the individual percentages may not equal the total due to rounding.
Revenue decreased 1% in the three-month period ended July 29, 2023 as compared to the same period of the prior fiscal year, primarily the result of a decrease in revenue in the Consumer end market, primarily due to weakening market trends and a decrease in revenue in the Communications end market due to the timing of infrastructure deployment cycles, partially offset by increases in our Industrial end market, namely sustainable energy and aerospace and defense and our Automotive end market, namely cabin electronics and battery management systems.
Revenue increased 9% in the nine-month period ended July 29, 2023 as compared to the same period of the prior fiscal year, primarily the result of broad-based demand for our products sold into the Industrial end market, namely sustainable energy and aerospace and defense and the Automotive end market, namely cabin electronics and battery management systems, partially offset by a decrease in revenue in the Consumer end market primarily due to weakening market trends and a decrease in revenue in the Communications end market due to the timing of infrastructure deployment cycles.
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

	Three Months Ended
	July 29, 2023		July 30, 2022
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,904,496	62%	$1,922,982	62%
Direct customers	1,126,796	37%	1,146,538	37%
Other	45,203	1%	40,360	1%
Total revenue	$3,076,495	100%	$3,109,880	100%

	Nine Months Ended
	July 29, 2023		July 30, 2022
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$5,912,229	62%	$5,426,024	62%
Direct customers	3,547,116	37%	3,241,429	37%
Other	129,710	1%	98,784	1%
Total revenue	$9,589,055	100%	$8,766,237	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the tables above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end customer demand.
Gross Margin

	Three Months Ended				Nine Months Ended
	July 29, 2023	July 30, 2022	$ Change	% Change	July 29, 2023	July 30, 2022	$ Change	% Change
Gross margin	$1,961,615	$2,043,142	$(81,527)	(4)%	$6,230,502	$5,389,659	$840,843	16%
Gross margin %	63.8%	65.7%			65.0%	61.5%
Gross margin percentage decreased by 190 basis points and increased by 350 basis points in the three- and nine-month periods ended July 29, 2023, respectively, as compared to the same periods of the prior fiscal year. The decrease in the three-month period ended July 29, 2023 primarily relates to lower utilization of our factories due to decreased customer demand. The increase in the nine-month period ended July 29, 2023 was primarily the result of additional cost of goods sold of $271.4 million related to a nonrecurring fair value adjustment recorded to inventory in the nine-month period ended July 30, 2022 as a result of the acquisition of Maxim Integrated Products, Inc. (Maxim).

Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	July 29, 2023	July 30, 2022	$ Change	% Change	July 29, 2023	July 30, 2022	$ Change	% Change
R&D expenses	$423,751	$431,829	$(8,078)	(2)%	$1,253,600	$1,279,510	$(25,910)	(2)%
R&D expenses as a % of revenue	14%	14%			13%	15%
R&D expenses decreased both in the three- and nine-month periods ended July 29, 2023, as compared to the same periods of the prior fiscal year. The decrease in the three-month period was primarily the result of lower R&D employee-related variable compensation expenses, partially offset by higher salary and benefit expenses. The decrease in the nine-month period was primarily the result of lower R&D employee-related variable compensation expenses.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	July 29, 2023	July 30, 2022	$ Change	% Change	July 29, 2023	July 30, 2022	$ Change	% Change
SMG&A expenses	$334,113	$326,942	$7,171	2%	$984,648	$929,615	$55,033	6%
SMG&A expenses as a % of revenue	11%	11%			10%	11%
SMG&A expenses increased in both the three- and nine-month periods ended July 29, 2023, as compared to the same periods of the prior fiscal year, primarily the result of higher salary and benefit expenses and discretionary spending, partially offset by lower SMG&A employee-related variable compensation expenses and acquisition-related transaction costs.
Amortization of Intangibles

	Three Months Ended				Nine Months Ended
	July 29, 2023	July 30, 2022	$ Change	% Change	July 29, 2023	July 30, 2022	$ Change	% Change
Amortization expenses	$250,719	$252,864	$(2,145)	(1)%	$756,882	$759,707	$(2,825)	—%
Amortization expenses as a % of revenue	8%	8%			8%	9%
Amortization expenses were relatively flat in both the three- and nine-month periods ended July 29, 2023, as compared to the same periods of the prior fiscal year.
Special Charges, Net

	Three Months Ended				Nine Months Ended
	July 29, 2023	July 30, 2022	$ Change	% Change	July 29, 2023	July 30, 2022	$ Change	% Change
Special charges, net	$23,539	$138,201	$(114,662)	(83)%	$46,675	$244,603	$(197,928)	(81)%
Special charges, net as a % of revenue	1%	4%			—%	3%
Special charges, net decreased in both the three- and nine-month periods ended July 29, 2023, as compared to the same periods of the prior fiscal year, primarily the result of higher charges recorded in fiscal 2022 as part of the integration of Maxim and continued organizational initiatives to better align our global workforce with our long-term strategic plan.

Operating Income

	Three Months Ended				Nine Months Ended
	July 29, 2023	July 30, 2022	$ Change	% Change	July 29, 2023	July 30, 2022	$ Change	% Change
Operating income	$929,493	$893,306	$36,187	4%	$3,188,697	$2,176,224	$1,012,473	47%
Operating income as a % of revenue	30.2%	28.7%			33.3%	24.8%
The year-over-year increase in operating income in the three-month period ended July 29, 2023 was primarily the result of decreases of $114.7 million in special charges, net and $8.1 million in R&D expenses, partially offset by decreases in gross margin of $81.5 million and an increase of $7.2 million in SMG&A expenses.
The year-over-year increase in operating income in the nine-month period ended July 29, 2023 was primarily the result of an increase in revenue of $822.8 million and an increase in gross margin percent, which contributed to an increase in gross margin of $840.8 million, and decreases of $197.9 million in special charges, net and $25.9 million in R&D expenses, partially offset by an increase of $55.0 million in SMG&A expenses.
Nonoperating Expense (Income)

	Three Months Ended			Nine Months Ended
	July 29, 2023	July 30, 2022	$ Change	July 29, 2023	July 30, 2022	$ Change
Total nonoperating expense (income)	$54,672	$45,369	$9,303	$152,480	$125,487	$26,993
The year-over-year increase in nonoperating expense (income) in the three-month period ended July 29, 2023 as compared to the same period of the prior year was the result of higher interest expense related to our debt obligations partially offset by higher interest income.
The year-over-year increase in nonoperating expense (income) in the nine-month period ended July 29, 2023 as compared to the same period of the prior year was the result of higher interest expense related to our debt obligations and lower net gains from other investments partially offset by higher interest income.
(Benefit from) Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	July 29, 2023	July 30, 2022	$ Change	July 29, 2023	July 30, 2022	$ Change
(Benefit from) provision for income taxes	$(2,198)	$98,952	$(101,150)	$220,068	$238,402	$(18,334)
Effective income tax rate	(0.3)%	11.7%		7.2%	11.6%
The effective tax rates for both the three- and nine-month periods ended July 29, 2023 and July 30, 2022 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our pretax income for the three- and nine-month periods ended July 29, 2023 and July 30, 2022 was primarily generated in Ireland at a tax rate of 12.5%. The Company's effective tax rate for the three- and nine-month periods ended July 29, 2023 also included the effects of the mandatory capitalization and amortization of research and development expenses which began in fiscal 2023 under the Tax Cuts and Jobs Act. The mandatory capitalization requirement decreased our effective tax rate primarily by increasing the foreign-derived intangible income deduction.
Our effective tax rate for the third quarter of fiscal 2023 was also impacted by a discrete income tax benefit recorded of $81.1 million resulting from the approval granted by the Joint Committee on Taxation of our federal corporate income tax relief claim which reduced the amount of transition tax owed under the Tax Cuts and Jobs Act.
See Note 13, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Net Income

	Three Months Ended				Nine Months Ended
	July 29, 2023	July 30, 2022	$ Change	% Change	July 29, 2023	July 30, 2022	$ Change	% Change
Net income	$877,019	$748,985	$128,034	17%	$2,816,149	$1,812,335	$1,003,814	55%
Net income as a % of revenue	28.5%	24.1%			29.4%	20.7%
Diluted EPS	$1.74	$1.44			$5.55	$3.45
Net income increased in the three-month period ended July 29, 2023, as compared to the same period of the prior fiscal year, the result of a $36.2 million increase in operating income and a $101.2 million decrease in (benefit from) provision for income taxes, partially offset by a $9.3 million increase in nonoperating expense (income).
Net income increased in the nine-month period ended July 29, 2023, as compared to the same period of the prior fiscal year, the result of a $1,012.5 million increase in operating income and a $18.3 million decrease in (benefit from) provision for income taxes, partially offset by a $27.0 million increase in nonoperating expense (income).
Liquidity and Capital Resources
At July 29, 2023, our principal source of liquidity was $1,149.2 million of cash and cash equivalents, of which approximately $253.9 million was held in the United States, and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with counterparties with high credit ratings, and continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Nine Months Ended
	July 29, 2023	July 30, 2022
Net cash provided by operating activities	$3,630,340	$3,326,066
Net cash provided by operations as a % of revenue	38%	38%
Net cash used for investing activities	$(787,324)	$(351,035)
Net cash used for financing activities	$(3,164,342)	$(3,403,860)
The following changes contributed to the net change in cash and cash equivalents in the nine-month period ended July 29, 2023 as compared to the same period in fiscal 2022.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities during the nine-month period ended July 29, 2023, as compared to the same period of the prior fiscal year, was the result of higher net income adjusted for noncash items offset by changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The increase in cash used for investing activities during the nine-month period ended July 29, 2023, as compared to the same period of the prior fiscal year, was primarily the result of an increase in cash used for capital expenditures.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The decrease in cash used for financing activities during the nine-month period ended July 29, 2023, as compared to the same period of the prior fiscal year, was primarily the result of higher net proceeds from the issuance of commercial paper notes and lower debt repayments, partially offset by higher common stock repurchases.
Working Capital

	July 29, 2023	October 29, 2022	$ Change	% Change
Accounts receivable	$1,616,243	$1,800,462	$(184,219)	(10)%
Days sales outstanding*	48	50
Inventory	$1,709,313	$1,399,914	$309,399	22%
Days cost of sales in inventory*	137	107
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
Current liabilities increased to $2,831.0 million at July 29, 2023 as compared to $2,442.7 million at the end of fiscal 2022 due to an increase in commercial paper notes and income taxes payable, partially offset by lower accrued liabilities.
Debt
As of July 29, 2023, our debt obligations consisted of the following:

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
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of July 29, 2023, we were in compliance with these covenants.
Commercial Paper Program
On April 14, 2023, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 397 days from the date of issuance. As of July 29, 2023, we had $544.7 million of outstanding borrowings under the commercial paper program recorded in the Condensed Consolidated Balance Sheet. We intend to use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.

Revolving Credit Facility
Our Third Amended and Restated Revolving Credit Agreement, dated as of June 23, 2021 and as amended (Revolving Credit Agreement), provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions).
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of July 29, 2023, we were in compliance with these covenants.
Stock Repurchase Program
In the aggregate, our Board of Directors has authorized us to repurchase $16.7 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of July 29, 2023, an additional $2.6 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options as well as for our employee stock purchase plan. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $785.1 million in the first nine months of fiscal 2023. We expect capital expenditures for fiscal 2023 to be between approximately 7% to 9% of revenue, which is above our historical levels primarily due to our plans to expand internal manufacturing capacity. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On August 22, 2023, our Board of Directors declared a cash dividend of $0.86 per outstanding share of common stock. The dividend will be paid on September 14, 2023 to all shareholders of record at the close of business on September 5, 2023 and is expected to total approximately $428.6 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board and will be dependent upon our financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Board.
Contractual Obligations
There have not been any material changes during the nine-month period ended July 29, 2023 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2022.
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
Critical Accounting Policies and Estimates
There were no material changes in the nine-month period ended July 29, 2023 to the information provided under the heading “Critical Accounting Policies and Estimates” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 29, 2022.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the nine-month period ended July 29, 2023 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended October 29, 2022.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 29, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 29, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended July 29, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings
The information required by this Item is provided in Note 7, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors
We are subject to a number of risks that could adversely affect our business, results of operations, financial condition and future prospects, including those identified in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 29, 2022, which was filed with the Securities and Exchange Commission on November 22, 2022.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30, 2023 through May 27, 2023	839,984	$183.15	798,922	$3,084,226,115
May 28, 2023 through June 24, 2023	1,137,405	$183.65	1,124,642	$2,877,944,546
June 25, 2023 through July 29, 2023	1,709,380	$191.04	1,701,370	$2,552,750,403
Total	3,686,769	$186.96	3,624,934	$2,552,750,403

(a)Includes 61,835 shares withheld by us from employees to satisfy minimum employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of fiscal 2023.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1†	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of July 24, 2023, among the Company, each lender party thereto, and Bank of America, N.A., as Administrative Agent.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Schema Document.**
101.CAL	Inline XBRL Calculation Linkbase Document.**
101.LAB	Inline XBRL Labels Linkbase Document.**
101.PRE	Inline XBRL Presentation Linkbase Document.**
101.DEF	Inline XBRL Definition Linkbase Document.**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed or furnished herewith.
#	Indicates management contract or compensatory plan, contract or agreement.
*	The certification furnished in each of Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates each by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three- and nine-months ended July 29, 2023 and July 30, 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended July 29, 2023 and July 30, 2022, (iii) Condensed Consolidated Balance Sheets at July 29, 2023 and October 29, 2022, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three- and nine-months ended July 29, 2023 and July 30, 2022, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended July 29, 2023 and July 30, 2022 and (vi) Notes to Condensed Consolidated Financial Statements for the three- and nine-months ended July 29, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: August 23, 2023	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: August 23, 2023	By:	/s/ Prashanth Mahendra-Rajah
Prashanth Mahendra-Rajah
Executive Vice President, Finance and Chief Financial Officer
(Principal Financial Officer)