Form 10-K
period 2023-10-28
ANALOG DEVICES INC
filed 2023-11-21
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2023
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $74,584,000,000 based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on April 29, 2023. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of October 28, 2023, there were 496,261,678 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 13, 2024	III

Note About Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “potential,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance or results; our anticipated growth and trends in our businesses; the effects of business, economic, political, legal and regulatory impacts or conflicts upon our global operations; changes in demand for semiconductors and the related changes in demand and supply for our products, including the effects of customer inventory adjustments; our Q4 2023 Plan (as defined herein); manufacturing delays, product availability, and supply chain disruptions; our ability to recruit or retain our key personnel; our future liquidity, capital needs and capital expenditures; our goals related to carbon neutrality, net zero emissions and water recycling; our development of technologies and processes and research and development investments; our future market position and expected competitive changes in the marketplace for our products; the anticipated result of litigation matters; our plans to pay dividends or repurchase stock; servicing our outstanding debt; our plans to borrow under our third amended and restated revolving credit agreement, as amended, and issue notes under our commercial paper program and the planned use of proceeds from such borrowing and issuing; our expected tax rate; the effect of changes in or the application of new or revised tax laws; expected cost savings; the effect of new accounting pronouncements; our plans to integrate or realize the benefits or synergies expected of acquired businesses and technologies; our continued initiatives to consolidate our footprint related to our business units; and other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part I, Item 1A. "Risk Factors" and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

PART I

ITEM 1.    BUSINESS
Company Overview, Strategy and Mission
Analog Devices, Inc. (we, Analog Devices or the Company) is a global semiconductor leader dedicated to solving our customers' most complex engineering challenges. We deliver innovations that connect technology to human breakthroughs and play a critical role at the intersection of the physical and digital worlds by providing the building blocks to sense, measure, interpret, connect and power. We design, manufacture, test and market a broad portfolio of solutions, including integrated circuits (ICs), software and subsystems that leverage high-performance analog, mixed-signal and digital signal processing technologies. Our comprehensive product portfolio, deep domain expertise and advanced manufacturing capabilities extend across high-performance precision and high-speed mixed-signal, power management and processing technologies – including data converters, amplifiers, power management, radio frequency (RF) ICs, edge processors and other sensors.
The Intelligent Edge is characterized by ubiquitous sensing, hyper-scale and edge computing and pervasive connectivity. These technological trends are driving a continuous evolution of new generations of applications that are increasing the demand for Analog Devices’ high-performance analog, mixed-signal, power and RF ICs. We have positioned our business to capitalize on the secular growth opportunities across our markets and to deliver innovative solutions. Central to our strategy is our focus on challenges that our customers have across the most impactful application areas. That is built around the following three key priorities, which will continue to drive our long-term success:
•Efficient use of capital. Research and development (R&D) is critical to continue our cycle of innovation-driven success. We target the most attractive opportunities, particularly across our business-to-business (B2B) markets including Industrial, Automotive and Communications. We are also deeply committed to realizing targeted shareholder value creation from our recent acquisitions to complement our R&D and drive long-term value creation. Through the development of cutting-edge innovations and our ability to solve difficult problems across a broad array of applications, we generate significant cash flow and are deeply committed to delivering strong shareholder returns.
•Deepening customer-centricity. Close customer relationships influence aspects of our business: from our broad range of product portfolios and applications expertise to manufacturing capabilities in high-performance power management and precision and high-speed signal processing technologies. We believe that our engineering talent continues to be an important competitive differentiator in the semiconductor space that will enable us to continue to deepen our relationships with customers. We strive to be the destination for the world's best engineering talent with a team of more than 13,000 engineers. Together, our products and our engineering talent enable us to partner with our customers, leveraging our analog domain expertise and receiving the full benefit of our technology capabilities to develop complete and innovative solutions.
•Capitalizing on secular trends. We are positioned to capitalize on important secular growth trends to drive advancements in digitized factories, mobility and digital healthcare, combat climate change and reliably connect humans and the world. In addition, we are well-aligned with the key B2B markets driving the increase in data at the Intelligent Edge and we will continue to be a critical partner in the collection, creation and communication of our customers’ edge data.
In addition to driving organic growth, our strategy involves expansion through the acquisition of businesses, assets or technologies, including the acquisition of Maxim Integrated Products, Inc. (Maxim) in the fiscal year ended October 30, 2021 (fiscal 2021) which allow us to complement our existing product offerings, expand our market coverage, increase our engineering talent or enhance our technological capabilities.
We were incorporated in Massachusetts in 1965 with our corporate headquarters near Boston in Wilmington, Massachusetts. We have manufacturing facilities primarily in the United States, Ireland and Southeast Asia. Our common stock is listed on the Nasdaq Global Select Market under the symbol ADI and is included in the Standard & Poor’s 500 Index. Our fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October; October 28, 2023 (fiscal 2023), the fiscal year ended October 29, 2022 (fiscal 2022) and the fiscal year ended October 30, 2021 were 52-week fiscal periods.

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
Available Information
We maintain a website with the address www.analog.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including exhibits), and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). We also make available on our website our by-laws, corporate governance guidelines, the charters for the committees of our Board of Directors and our code of business conduct and ethics which applies to our directors, officers and employees and other governance documents. Such information is available in print and free of charge to any shareholder of Analog Devices who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC or Nasdaq.
We have included our website address in this Annual Report on Form 10-k as an inactive textual reference. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.
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
We also work with customers to design application-specific solutions. We begin with our existing core technologies, which leverage our analog and mixed signal, power management, RF and microwave, edge processors and other sensors, and devise solutions that more closely meet the needs of a specific customer or group of customers. In certain cases, because we have already developed the core technology platform for our general-purpose products, we can create application-specific solutions quickly and efficiently.
Our analog and mixed-signal IC technology have been the foundation of our business for over five decades, and we are one of the world’s largest suppliers of high-performance analog ICs. Our analog signal processing ICs are primarily high-performance devices, offering higher dynamic range, greater bandwidth and other enhanced features. We believe that the principal advantages these products have as compared to competitors’ products include higher accuracy, higher speed, lower cost per function, smaller size, lower power consumption and fewer components, resulting in improved performance and reliability. Our product portfolio includes several thousand analog ICs, many of which can have several hundred end customers. Our analog ICs typically have long product life cycles. Our customers include original equipment manufacturers (OEMs) and customers who build electronic subsystems for integration into larger systems.

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
We typically do not have long-term sales contracts with our customers. In some of our markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on forecasts of customer demand. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales and are subject to the risk of cancellation of orders leading to a sharp reduction of sales and backlog. Further, those orders or forecasts may be for products that meet the customer’s unique requirements such that those canceled orders would result in an inventory of unsaleable products, causing potential inventory write-offs.
Markets
The breakdown of our annual revenue by end market is set out in the table below:

End Market*	Percent of Fiscal 2023 Revenue	Percent of Fiscal 2022 Revenue	Percent of Fiscal 2021 Revenue
Industrial	53%	51%	55%
Automotive	24%	20%	17%
Communications	13%	16%	17%
Consumer	10%	13%	11%
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
• Factory and process control
Instrumentation & Measurement — Trusted measurement is at the forefront of innovation. With the rapid pace of global transformation, from ubiquitous connectivity, to electrification, to artificial intelligence, to human health and environmental sustainability — all these trends require reliable and efficient test solutions from R&D to manufacturing to field deployment. We enable high performance measurement through our components and system solutions. Our RF, high-speed and power management products are designed to enable solutions for complying with evolving communications standards. Our high-voltage, isolation and precision products are a key part of the systems that are designed for safety, longevity and efficiency in electric vehicles and renewable energy. Beyond electrical testing, our precision and power technology enable analytical instruments for drug or vaccine R&D and manufacturing, food safety and quality and environmental monitoring. Our instrumentation and measurement market includes applications such as:

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
Seasonality
Our sales are subject to a varying degree of seasonality. Historically, sales to customers during our first fiscal quarter may be lower than other quarters due to plant shutdowns at some of our customers. In general, the seasonality for any specific period of time has not had a material impact on our results of operations. In addition, as explained in our risk factors contained in Item 1A of this Annual Report on Form 10-K, our revenue is more likely to be influenced on a quarter to quarter basis by cyclicality in the semiconductor industry.
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
Our IC products are fabricated on proprietary processes at our internal production facilities in Wilmington, Massachusetts; Camas, Washington; Beaverton, Oregon; and Limerick, Ireland and also on a mix of proprietary and non-proprietary processes at third-party wafer fabricators. We currently source more than half of our wafer requirements annually from third-party wafer fabrication foundries, such as Taiwan Semiconductor Manufacturing Company (TSMC) and others, and the remainder is sourced internally. In addition, we operate an assembly, wafer sort and testing facility in Penang, Malaysia and wafer sort and test facilities in the Philippines and Thailand. We also make extensive use of third-party subcontractors for the assembly and testing of our products.
Our products require a wide variety of components, raw materials and external foundry services, most of which we purchase from third-party suppliers. We have multiple sources for many of the components and materials that we purchase and incorporate into our products. If any of our key suppliers are unable or unwilling to manufacture and deliver sufficient quantities of components to us on the time schedule and of the quality that we require, we may be forced to seek to engage additional or replacement suppliers, which could result in significant expenses and disruptions or delays in manufacturing, product development and shipment of product to our customers. Although we have experienced shortages of components, materials and external foundry services from time to time, we work to balance these constraints by shifting global resources and capacity where appropriate.
Patents and Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of October 28, 2023, we held approximately 4,842 U.S. patents and approximately 416 published pending U.S. patent applications. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. It is generally our policy to seek patent protection for significant inventions that may be patented, though we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products, and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.
Environment, Social and Governance
We are a member of the Responsible Business Alliance as well as a signatory to the United Nations Global Compact and the Business Ambition for 1.5°C campaign. Our 2022 Environment, Social and Governance (ESG) Report states our goals to be carbon neutral by calendar year 2030, to achieve net zero emissions by calendar year 2050 or sooner, to achieve a water recycling rate of at least 50% in manufacturing facilities by 2025, to comply with our code of business conduct and ethics and to apply fair labor standards. The ESG Report is available on our website at www.analog.com/sustainability. The contents of our website and the information contained in our ESG Report are not incorporated by reference into this Annual Report on Form 10-K.
To support our commitment to ESG, we have implemented an oversight structure which includes a quarterly reporting cadence both to senior management and the Nominating and Corporate Governance Committee of the Board of Directors. These quarterly reports include updates on progress against targets, as well as updates on topics such as stakeholder value, risks and opportunities, regulatory preparedness, ESG ratings and key ESG focus areas.
We are committed to protecting the environment and the health and safety of our employees, customers and the public. We endeavor to adhere to applicable environment, health and safety (EHS) regulatory and industry standards across all of our facilities, and to encourage pollution prevention, reduce our water and energy consumption, manage waste streams to divert from landfills and strive towards continual improvement. We strive to achieve excellence in EHS management practices as an integral part of our total quality management system.
Our EHS management systems in all of our manufacturing facilities are certified to ISO 14001:2015 for environmental management and ISO 45001:2018 for occupation health and safety. Our industrial hygiene surveillance program is designed to minimize and prevent exposures in the workplace. We use two industry standard metrics to assess injury performance and trends worldwide. In fiscal 2023 and fiscal 2022, our global injury rates were lower than the U.S. semiconductor industry benchmark.
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
•Protecting against threats through use of the following measures: identifying critical assets and high-risk threats; implementing cybersecurity detection, controls and remediation practices; implementing a third-party risk management program to evaluate our critical partners’ cyber posture; and evaluating our program effectiveness by performing internal and external assessments.
Risks identified by our cybersecurity program are analyzed to determine the potential impact on us and the likelihood of occurrence. Such risks are continuously monitored to ensure that the circumstances and severity of such risks have not changed. Senior leadership and our internal audit team provides the Audit Committee of the Board of Directors with quarterly updates on the performance of our program. The Chief Information Officer regularly updates the full Board of Directors on information security matters and risk, including cybersecurity.
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
We self-insure for cybersecurity risks and continue to monitor mitigation strategies. We have not experienced a material security breach in the last three years, and as a result, we have not incurred any net expenses from such a breach. Furthermore, we have not been penalized or paid any amount under an information security breach settlement over the last three years.
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
Core to our empowerment strategy is embracing diversity and building a culture of inclusion across the organization. We are working to achieve this by expanding the diversity of our workforce, creating growth and development opportunities for our employees, embracing different perspectives and fostering an inclusive work environment for all. In addition, we encourage employees to organize and develop different employment networks, which contribute to our broader diversity and inclusion initiatives. Our current employee networks include the Analog Veterans Network, Neurodiversity Network, People of Color and Allies Network, Pride Network, Women’s Leadership Network, Young Professionals Network, the Green Team and the Communities Activities Board. As noted in "Environment, Social and Governance" above, we published our 2022 ESG Report which details our sustainability efforts, operations efficiency, employee engagement and governance, and also provides a look at the state of our organization and an overview of some of the initiatives we have launched to drive continuous improvements across diversity and inclusion.
As of October 28, 2023, we had approximately 26,000 employees, of whom approximately 13,000 are in engineering roles. Approximately 60% of our workforce is male and 40% female. Our senior leadership team is 73% male and 27% female, while manager roles are approximately 75% male and 25% female. 33% of the members of our Board of Directors are female. For fiscal 2023, our voluntary employee turnover rate was approximately 7.6%.
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
In order to ensure that we are meeting our human capital objectives we frequently utilize employee surveys to understand the effectiveness of our employee and compensation programs and where we can improve across the company. Our latest survey completed in fiscal 2022 had a participation rate of over 83% of all our employees and the survey results indicated that we excel in areas including purpose, respectful treatment, commitment to diversity/inclusion and accountability. Our dual focus of being a great place to work and providing industry-leading benefits and work culture has led to strong employee satisfaction and pride that has been recognized across the globe, as evidenced with the following awards: TIME World's Best Companies (2023), Forbes America's Best Employers by State (2023), Forbes World's Top Female Friendly Companies (2022, 2021) and The Boston Globe’s Top Places to Work (2021).

ITEM 1A.     RISK FACTORS
Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission (SEC) are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business. For more information, see the section titled “Note About Forward-Looking Statements” of this Annual Report on Form 10-K.
Risks Related to our Business, Operations, Industry and Partners
Global political and economic uncertainty and adverse conditions related to our international operations could materially and adversely affect our business, financial condition and results of operations.
We have significant operations and manufacturing facilities outside the United States, including in Ireland, the Philippines, Thailand, and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. As a result of our international operations, our business, financial condition and results of operations could be negatively impacted by, among others, the following factors:
•political, legal and economic changes, crises or instability and civil unrest that may impact markets in which we do business, such as macroeconomic weakness related to trade and political disputes between the United States and China, tensions across the Taiwan Strait that may adversely affect our operations in Taiwan, our customers and the technology industry supply chain, and the ongoing conflicts between Israel and Hamas and between Russia and Ukraine;
•compliance requirements of customs and export regulations, including the Export Administration Regulations and the International Traffic and Arms Regulations;
•currency conversion risks and exchange rate and interest rate fluctuations, including the potential impact of elevated interest rates;
•instability of global credit and financial markets due to adverse macroeconomic conditions such as rising inflation, high interest rates, bank failures and slower economic growth or recession that could, among other impacts, affect our ability to access external financing sources on acceptable terms or lead to financial difficulties or uncertainty of our customers, suppliers and distributors exposing us to late payments, cancelled orders and inventory challenges;
•trade policy, commercial, travel, export or taxation disputes or restrictions, import or export tariffs, changes to export classifications or other restrictions imposed by the U.S. government or by the governments of the countries in which we do business, particularly with respect to China;
•sanctions imposed by governments in countries in which we do business, including those imposed on Russia by, among others, the European Union, the United States and the United Kingdom in response to the ongoing conflict between Russia and Ukraine, which sanctions restrict a wide range of trade and financial dealings with Russian and Russian persons, as well as with certain regions in Ukraine;
•complex, varying and changing government regulations and legal standards and requirements, particularly with respect to tax, price protection, competition practices, export control, customs, immigration, anti-boycott, data privacy, cyber and product security, sustainability, climate and other ESG matters, intellectual property, anti-corruption, including the Foreign Corrupt Practices Act, and environmental compliance;
•economic disruption from terrorism and threats of terrorism and the response to them by the United States and its allies;
•increased managerial complexities, including different employment practices and labor issues;
•changes in immigration laws, regulations and procedures and enforcement practices of various government agencies;
•greater difficulty enforcing intellectual property rights and weaker laws protecting such rights;
•natural disasters, public health emergencies, such as the COVID-19 pandemic, or other catastrophic events;
•transportation disruptions and delays and increases in labor and transportation costs;
•fluctuations in raw material costs and energy costs due to general market factors and conditions such as inflationary pressures and supply chain constraints;
•greater difficulty in accounts receivable collections and longer collection periods; and
•increased costs associated with our foreign defined benefit pension plans.

Many of these factors and risks are present and may be exacerbated within our business operations in China. For example, changes in U.S.-China relations, the political environment or international trade policies could result in further revisions to laws or regulations or their interpretation and enforcement, increased taxation, trade sanctions, the imposition of import or export duties and tariffs, restrictions on imports or exports, currency revaluations or retaliatory actions, which have had and may continue to have an adverse effect on our business plans and operating results. In addition, expanded export restrictions limit our ability to sell to certain Chinese companies and to third parties that do business with those companies. These restrictions have created and these and similar restrictions may continue to create uncertainty and caution with our current or prospective customers and may cause them to amass large inventories of our products, replace our products with products from another supplier that is not subject to the export restrictions or focus on building indigenous semiconductor capacity to reduce reliance on U.S. suppliers. Furthermore, if these export restrictions cause our current or potential customers to view U.S. companies as unreliable, we could suffer reputational damage or lose business to foreign competitors who are not subject to such export restrictions, and our business could be materially harmed. We are continuing to evaluate the impact of these restrictions on our business, but these actions may have direct and indirect adverse impacts on our revenues and results of operations in China and elsewhere. In addition, our success in the Chinese markets may be adversely affected by China’s continuously evolving policies, laws and regulations, including those relating to antitrust, cybersecurity, data protection and data privacy, the environment, indigenous innovation and the promotion of a domestic semiconductor industry and intellectual property rights and enforcement and protection of those rights.
The markets for semiconductor products are cyclical, and increased production may lead to overcapacity and lower prices, and conversely, we may not be able to satisfy unexpected demand for our products.
The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. If we overbuild inventory in a period of decreased demand, or we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect, or declines, our operating results may be adversely affected as a result of underutilization of capacity, charges related to obsolete inventory, asset impairment or inventory write-downs, increased operating expenses or reduced margins. For example, we have experienced, and may in the future experience, periods of customer inventory adjustments that may adversely affect our operating results. Further, any capacity expansions by us or other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that could adversely impact our operating results. Conversely, during periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, locate suitable third-party suppliers or respond effectively to changes in demand for our existing products or to demand for new products requested by our customers, and our current or future business could be materially and adversely affected.
We rely on third parties for supply of raw materials and parts, semiconductor wafer foundry services, assembly and test services and transportation, among other things, and we generally cannot control their availability or conditions of supply or services.
We rely, and plan to continue to rely, on third-party suppliers and service providers, including raw material and components suppliers, semiconductor wafer foundries, assembly and test contractors and freight carriers (collectively, vendors), in manufacturing and shipping our products. This reliance involves several risks, including reduced control over availability, capacity utilization, delivery schedules, manufacturing yields, costs and supply chain allocations. We currently source more than half of our wafer requirements annually from third-party wafer foundries, including Taiwan Semiconductor Manufacturing Company (TSMC) and others. These foundries often provide wafer foundry services to our competitors and therefore periods of increased industry demand may result in capacity constraints. With respect to TSMC in particular, tensions across the Taiwan Strait or other geopolitical events could disrupt TSMC’s operations, which would adversely affect our ability to manufacture certain products and as a result, could adversely affect our business and results of operations.
Our manufacturing processes require availability of certain raw materials and supplies. Limited or delayed access to these items could adversely affect our results of operations. In certain instances, one of our vendors may be the sole source of highly specialized processing services or materials. If such vendor is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement vendor, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement vendors are not available, we may also experience delays in product development or shipment which could, in turn, result in reputational harm or the temporary or permanent loss of customers, and as a result could adversely affect our business and results of operations.

Our industry faces challenges associated with products diverted from authorized distribution channels, which could result in reputational harm and have a material adverse effect on our business and results of operations.
We market and sell our products directly and through third-party distributors. There is a risk that our products may be diverted from our authorized distribution channels and sold on the “gray market” in ways that are not in accordance with our established agreements, controls, policies and procedures. Purchasers that acquire our products via the gray market or through other unauthorized channels may resell or otherwise use our products for purposes for which they were not intended or that may be contrary to our ethical, legal and regulatory obligations. Organizations may also purchase counterfeit or substandard products, including products that have been altered, mishandled or damaged, or purchase used products presented as new, each of which could result in damage to property or persons. These situations could have a material adverse effect on our reputation and business and operating results.
A prolonged disruption of our or our third parties’ manufacturing operations could have a material adverse effect on our business, financial condition and results of operations.
In addition to leveraging an outsourcing model for certain manufacturing operations, we also rely on our internal manufacturing operations located in the United States, Ireland, the Philippines, Thailand and Malaysia. A prolonged disruption at, or inability to utilize, one or more of our or our third parties’ manufacturing facilities, loss of raw materials or damage to our or our third parties’ manufacturing equipment for any reason, including due to natural or man-made disasters, civil unrest or other events outside of our control, such as widespread outbreaks of illness, or the failure to maintain our labor force at one or more of these facilities, may disrupt our operations, delay production, shipments and revenue and result in us being unable to timely satisfy customer demand. As a result, we could forgo revenue opportunities, potentially lose market share and damage our customer relationships, all of which could materially and adversely affect our business, financial condition and results of operations.
Our future success depends upon our ability to execute our business strategy, continue to innovate, improve our existing products, design, develop, produce and market new products, and identify and enter new markets.
Our future success significantly depends on our ability to execute our business strategy, continue to innovate, improve our existing products, and design, develop, produce and market innovative new products and system-level solutions, including those that may incorporate, or are based upon, software or artificial intelligence technology. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry standards and technical requirements may adversely affect demand for our products and our results of operations.
Our growth is also dependent on our ability to identify and penetrate new markets where we have limited experience yet require significant investments, resources and technological advancements in order to compete effectively, and there can be no assurance that we will achieve success in these markets. Further, there can be no assurance that the markets we serve and target based on our business strategy will grow in the future, that our existing and new products will meet the requirements of these markets, that our products, or the end-products in which our products are used, will achieve customer acceptance in these markets, that competitors will not force price reductions or take market share from us or that we can achieve or maintain adequate gross margins or profits in these markets.
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may materially fluctuate.
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may be materially affected by a number of factors, including:
•the effects of adverse economic conditions in the markets in which we sell our products, including inflationary pressures, which has resulted, and may continue to result, in increased interest rates, fuel prices, wages and other costs;
•changes in customer demand or order patterns for our products or for end products that incorporate our products;
•the timing, delay, reduction or cancellation of significant customer orders and our ability to manage inventory;
•our ability to accurately forecast distributor demand for our products;
•future distributor pricing credits or stock rotation rights;
•our ability to effectively manage our cost structure in both the short term and over a longer duration;

•changes in geographic, product or customer mix;
•changes in our effective tax rates or new or revised tax legislation in the United States, Ireland or worldwide;
•the effects of issued, threatened or retaliatory government sanctions, trade barriers or economic restrictions; changes in law, regulations or other restrictions, including executive orders; and changes in import and export regulations, including restrictions on exports to certain companies or to third parties that do business with such companies, export classifications, or duties and tariffs, including with respect to China;
•the timing of new product announcements or introductions by us, our customers or our competitors and the market acceptance of such products;
•pricing decisions and competitive pricing pressures;
•fluctuations in manufacturing yields, adequate availability of wafers and other raw materials, and manufacturing, assembly and test capacity;
•the ability of our third-party suppliers, subcontractors and manufacturers to supply us with sufficient quantities of raw materials, products and components;
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
•the increasing costs of providing employee benefits worldwide, including health insurance, retirement and pension plan contributions and other retirement benefits;
•our ability to utilize our manufacturing facilities at efficient levels;
•fluctuations in foreign currency exchange rates;
•litigation-related costs or product liability, warranty and indemnity claims, including those not covered by our suppliers or insurers;
•the difficulties inherent in forecasting future operating expense levels, including with respect to costs associated with labor, utilities, transportation and raw materials;
•the costs related to compliance with increasing worldwide complex government regulations and legal standards and requirements, including those related to ESG matters;
•new accounting pronouncements or changes in existing accounting standards and practices; and
•the effects of public health emergencies, civil unrest, natural disasters or other severe weather events, widespread travel disruptions, security risks, terrorist activities, international conflicts and other events beyond our control.
In addition, the semiconductor market has historically been cyclical and subject to significant economic upturns and downturns. Our business and certain of the end markets we serve are also subject to rapid technological changes and material fluctuations in demand based on end-user preferences. There can be no assurance that products stocked in our inventory will not be rendered obsolete before we ship them or that we will be able to design, develop and produce products in a timely fashion to accommodate changing customer demand.
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
We face intense competition in the semiconductor industry, and we expect this competition to increase in the future, including from companies located outside of the United States. Competition is generally based on innovation, design, quality and reliability of products, product performance, features and functionality, product pricing, availability and capacity, technological service and support and the availability of integrated system solutions, with the relative importance of these factors varying among products, markets and customers. Many companies have sufficient financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include both emerging companies selling specialized products in markets we serve and companies outside of the United States, including entities associated with well-funded efforts by foreign governments to create indigenous semiconductor industries. From time to time, governments around the world may provide incentives or make other investments that could benefit and give competitive advantages to our competitors. For example, in August 2022, the United States government enacted the CHIPS and Science Act of 2022 to provide financial incentives to the U.S. semiconductor industry. Government incentives, including any that may be offered in connection with the CHIPS Act, may not be available to us on acceptable terms or at all. If our competitors can benefit from such government incentives and we cannot, it could strengthen our competitors' relative position and have a material adverse effect on our business. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost. In addition, as we seek to expand our business, including the design and production of products and services for developing and emerging markets, we may encounter increased competition from our current and new competitors. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition. In addition, the semiconductor industry has experienced significant consolidation over the past several years. Consolidation among our competitors could lead to a changing competitive landscape, which could negatively impact our competitive position and market share and harm our results of operations.
If we are unable to recruit or retain our key personnel, our ability to execute our business strategy will be adversely affected.
Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our key personnel, including our leadership team, management and technical personnel, particularly our experienced engineers. The competition for these employees is intense and the labor market is tight. The loss of key personnel or the inability to attract, timely hire and retain key employees with critical technical skills to achieve our strategy, including as a result of changes to immigration policies, could cause business disruptions, increased expenses to address any disruptions and could have a material adverse effect on our business.
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
We do not maintain any key person life insurance policy on any of our officers or other employees. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key executives, could seriously harm our business and results of operations.
Our customers typically do not make long-term product purchase commitments, and incorrect forecasts or reductions, cancellations or delays in orders for our products could adversely affect our operating results.
We typically do not have sales contracts with our customers that include long-term product purchase commitments. In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on non-binding forecasts of customer demands, which may fluctuate significantly on a quarterly or annual basis and at times may prove to be inaccurate. Additionally, our U.S. government contracts and subcontracts may be funded in increments over a number of government budget periods and typically can be terminated by the government for its convenience. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales, and we are subject to the risk of lower than expected orders or cancellations of orders, leading to a sharp reduction of sales and backlog. Further, if orders or forecasts for products that meet a customer’s unique requirements are canceled or unrealized we may be left with an inventory of unsaleable products, causing potential inventory write-offs, and hindering our ability to recover our costs. The foregoing risks may be exacerbated in times of macroeconomic uncertainty, including as a result of rising inflation, high interest rates, bank failures and slower economic growth or recession. Incorrect forecasts, or reductions, cancellations or delays in orders for our products, could adversely affect our operating results.
Our operating results are dependent on the performance of independent distributors.
A significant portion of our sales are through independent global and regional distributors that are not under our control. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts for our products or they could terminate their representation of us. We generally do not require letters of credit from our distributors, including our largest distributor, and are not protected against accounts receivable default or declarations of bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor or a group of distributors, whether at our initiative or the distributor’s initiative or through consolidation in the distribution industry, could disrupt our business, and if we are unable to find suitable replacements with the appropriate scale and resources, our operating results could be adversely affected.
We are required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. If our estimates of such credits and rights are materially understated, it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
Our semiconductor products are complex and we may be subject to warranty, indemnity or product liability claims, which could result in significant costs and damage to our reputation and adversely affect customer relationships, the market acceptance of our products and our operating results.
Semiconductor products are highly complex and may contain defects that affect their quality or performance. Failures in our products and services or in the products of our customers could result in damage to our reputation for reliability and increase our legal or financial exposure to third parties. Certain of our products and services, including those that may incorporate, or are based upon, software or artificial intelligence technology, could also contain security vulnerabilities, defects, bugs and errors, which could also result in significant data losses, security breaches and theft of intellectual property. We generally warrant that our products will meet their published specifications, and that we will repair or replace defective products, for one year from the date title passes from us to the customer. We invest significant resources in the testing of our products; however, if any of our products contain security vulnerabilities, defects, bugs or errors, we may be required to incur additional development and remediation costs pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs and expenses associated with product defects, including recalls, which may adversely impact our reputation and operating results. We may also be subject to customer intellectual property indemnity claims. Our customers have on occasion been sued, and may be sued in the future, by third parties alleging infringement of intellectual property rights, or damages resulting from use of our products. Those customers may seek indemnification from us under the terms and conditions of our sales contracts with them. In certain cases, our potential indemnification liability may be significant.
Further, we sell to customers in industries such as automotive (including autonomous vehicles), aerospace, defense and healthcare, where failure of the systems in which our products are integrated could cause damage to property or persons. We may be subject to product liability claims if our products, or the integration of our products, cause system failures. Any product liability claim, whether or not determined in our favor, could result in significant expense, divert the efforts of our technical and management personnel, and harm our business. In addition, if any of our products contain defects, or have reliability, quality or compatibility problems not capable of being resolved, our reputation may be damaged, which could make it more difficult for us to sell our products to customers and which could also adversely affect our operating results.
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
In August 2021, we completed our acquisition of Maxim, which we refer to as the acquisition or the merger. The ultimate success of the merger will depend on, among other things, the ability to continue to combine the two businesses in a manner that facilitates growth opportunities. Further, there are a large number of processes, policies, procedures, operations, technologies and systems that must continue to be integrated in connection with the ongoing integration of Maxim’s business. The combined company has and may continue to incur ongoing restructuring, integration and other costs associated with combining the operations of the two companies in connection with the merger. It is possible that the ongoing integration process could result in the loss of customers, the disruption of ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall integration process that takes longer than originally anticipated and actual growth, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. There can be no assurances that the two businesses can be integrated successfully in a way that maximizes the combined business to the fullest extent. If we are not able to successfully achieve our objectives, the benefits of the merger may not be fully realized or may take longer to achieve than expected.
To remain competitive, we may need to invest in or acquire other companies, purchase or license technology from third parties, or enter into other strategic transactions in order to introduce new products or enhance our existing products.
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, diversify our product portfolio, expand our market coverage, increase our engineering workforce, expand our technical skill sets or enhance our technological capabilities. We may not be able to find businesses that have the technology or resources we need and, if we find such businesses, we may not be able to invest in, purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions, investments and technology licenses are challenging to complete for a number of reasons, including difficulties in identifying potential targets, the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties related to integration efforts. In addition, investments in companies are subject to a risk of a partial or total loss of our investment. Both in the United States and abroad, governmental regulation of acquisitions, including antitrust and other regulatory reviews and approvals, has become more complex, increasing the costs and risks of undertaking and consummating significant acquisitions. In order to finance a potential transaction, we may need to raise additional funds by issuing securities or borrowing money. We may not be able to obtain financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common shareholders.
Acquisitions also involve a number of challenges and risks, including:
•diversion of management’s attention in connection with both negotiating the transaction and integrating the acquired assets and businesses;
•difficulty or delay integrating acquired technologies, operations, systems, infrastructure and personnel with our existing businesses;
•strain on managerial and operational resources as management oversees larger or more complex operations;
•future funding requirements for acquired companies, including research and development costs, employee compensation and benefits, and operating expenses, which may be significant;
•servicing significant debt that may be incurred in connection with acquisitions;
•potential loss of key employees;
•exposure to unforeseen liabilities or regulatory compliance issues of acquired companies;
•higher than expected or unexpected acquisition or integration costs;
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
Risks Related to Cyber, Intellectual Property, Legal and Regulatory
Our computer systems and networks may be subject to attempted security breaches and other cyber incidents and a significant disruption in, or breach in security of, our information technology systems or certain products could materially and adversely affect our business or reputation.
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as Internet connectivity, network communications and email. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases, who may maintain such information on their information technology systems. Our security measures or those of our third-party service providers or strategic partners may not detect or prevent security breaches, cyberattacks, defects, bugs or errors. Further, geopolitical tensions or conflicts may escalate the volume and sophistication of cyberattacks, thereby making it more difficult to detect, mitigate and defend against them. We and our third-party service providers or strategic partners may be subject to security breaches of information technology systems or certain products caused by viruses, illegal break-ins or hacking, sabotage, other cyberattacks or acts of vandalism by third parties or our employees or contractors. In the event of a breach, our operations may be disrupted, our proprietary information or that of our employees, contractors, partners, customers, suppliers or other third parties may be misappropriated, and we could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to our reputation and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant.
Our information technology systems and those of our third-party service providers and strategic partners may also be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. If we were to experience a prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.
We may be unable to adequately protect our proprietary intellectual property rights, which may limit our ability to compete effectively.
Our future success depends, in part, on our ability to protect our intellectual property. We primarily rely on patent, mask work, copyright, trademark and trade secret laws, as well as nondisclosure agreements, information security practices and other methods, to protect our proprietary information, technologies and processes. Despite our efforts to protect our intellectual property, it is possible that competitors or other unauthorized third parties may obtain or disclose our confidential information, reverse engineer or copy our technologies, products or processes, make unlicensed copies or engage in unapproved distributions of our technology for unauthorized uses, or otherwise misappropriate our intellectual property. Moreover, the laws of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our intellectual property.
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
If we fail to comply with U.S. and foreign laws related to privacy, data security and data protection, it could adversely affect our operating results and financial condition.
We are or may become subject to a variety of laws and regulations such as the European Union’s General Data Protection Regulation (GDPR), China’s Personal Information Protection Law (PIPL), or California’s Consumer Privacy Act (CCPA) regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws.
In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the GDPR and PIPL include operational requirements for companies that receive or process personal data of residents of the European Union or China, as applicable, that are broader and more stringent than those in many other jurisdictions around the world. The GDPR includes significant penalties for non-compliance, and China’s PIPL imposes additional operational requirements relating to processing personal information and provides comprehensive penalty and enforcement mechanisms. In the United States, California enacted the CCPA that requires covered companies to provide additional disclosures and data rights to data subjects, including employees. The CCPA went into effect on January 1, 2020. The California Privacy Rights Act (CPRA), which will become enforceable in March 2024, expands the CCPA and establishes the California Privacy Protection Agency to enforce Californians’ privacy rights under the CCPA. Since the CCPA was enacted, other states, including Virginia and Colorado, have enacted or are in the process of enacting comprehensive privacy schemes.
The costs of compliance with, and other burdens imposed by, the GDPR, CCPA and similar laws may limit the use and adoption of our products and services and require us to incur substantial compliance costs, which could have an adverse impact on our business. Further, our product offerings in the digital healthcare solutions space, which include the collection and processing of sensitive personal information, subject us to heightened requirements under data privacy laws, such as the Health Insurance Portability and Accountability Act.
Given that the scope, interpretation and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us or third-party service providers to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation or negative publicity, and could have an adverse effect on our operating results and financial condition.
We are occasionally involved in litigation, administrative proceedings, and regulatory proceedings, which could be costly to resolve and could require us to redesign products, pay significant royalties or fines or refrain from engaging in specific conduct.
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, including inquiries from and discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations, which may result in claims with respect to commercial, product liability, intellectual property, cybersecurity, privacy, data protection, antitrust, breach of contract, employment, class action, whistleblower, mergers and acquisitions and other matters. We could also be subject to litigation or arbitration disputes arising under our contractual obligations, customer indemnity, warranty or product liability claims, or other matters that could lead to significant costs and expenses as we defend those claims or pay damage awards. For example, in March 2022, a putative class action was filed in the Court of Chancery of the State of Delaware against us and the former directors of Maxim as described in Part I, Item 3, “Legal Proceedings.”
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
These matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Allegations made in the course of regulatory or legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. Because litigation and the outcome of regulatory proceedings are inherently unpredictable, our business, financial condition or operating results could be materially affected by one or more of these proceedings, claims, demands or investigations. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities, and we may elect to self-insure with respect to certain matters. An adverse outcome in litigation or arbitration could have a material adverse effect on our financial position or on our operating results or cash flows.
Environmental, social and governance matters may have an adverse effect on our business, financial condition and results of operations, and damage our brand and reputation.
There is an increasing focus from regulators, investors, customers, employees and potential talent, as well as other stakeholders, concerning ESG matters, including climate change and sustainability, human rights, support for local communities, Board of Directors and employee diversity, human capital management, employee health and safety practices, product quality, worker rights, supply chain management and corporate governance and transparency. If our ESG practices fail to meet the expectations of investors, customers, employees or other stakeholders’ evolving standards, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us. Current and prospective investors are increasingly utilizing ESG data to inform their decisions, including investment and voting decisions, using a multitude of evolving score and rating frameworks. Further, customers utilize ESG data to inform their purchasing decisions. Additionally, public interest and legislative and regulatory pressure related to companies’ ESG practices, including those related to sourcing practices, carbon emissions and human rights protections, continue to grow. This will require us to align our programs to such expectations and disclose an increasing amount of information and data to illustrate our position and progress and to support our customers to comply with regulations and other requirements. If we do not adapt our strategy or execution quickly enough to meet evolving regulatory requirements or the expectations of our investors, customers, employees, regulators or other stakeholders, or if our ESG disclosures, including data input, processing and reporting, are incomplete or inaccurate, our business, financial condition, results of operations, brand and reputation could be adversely affected.

We are subject to environment, health and safety standards and hazards which have the potential to adversely affect our business, increase our expenses and adversely affect our reputation.
Our industry is subject to EHS requirements and laws, particularly those that control and restrict the sourcing, use, transportation, emission, discharge, storage and disposal of certain substances and materials and those that help promote the health and safety of our employees and the communities in which we operate. For certain facilities, we are required to obtain environmental permits from governmental authorities for our operations, which may limit or restrict our operations. In addition, our operations may be interrupted or restricted by the phase-out or ban of certain substances, materials or processes, which may impact the sourcing, supply and pricing of materials used in manufacturing our products. Further, public attention to environmental and social responsibility remains high, and our customers routinely include stringent environmental and other standards in their contracts with us. Changes in EHS laws, regulations or customer requirements may require us to invest in equipment or make manufacturing process or material changes, all of which could adversely affect our business, financial condition and results of operations.
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
•damage to our reputation; or
•increased expenses associated with compliance.
If we fail to comply with government contracting regulations, we could suffer a loss of revenue or incur price adjustments or other penalties.
Some of our revenue is derived from contracts with agencies of the United States government and subcontracts with its prime contractors. As a United States government contractor or subcontractor, we are subject to federal contracting regulations, including the Federal Acquisition Regulations, which govern the allowability of costs incurred by us in the performance of United States government contracts. Certain contract pricing is based on estimated direct and indirect costs, which are subject to change. Additionally, the United States government is entitled after final payment on certain negotiated contracts to examine all of our cost records with respect to such contracts and to seek a downward adjustment to the price of the contract if it determines that we failed to furnish complete, accurate and current cost or pricing data in connection with the negotiation of the price of the contract. Further, United States government contracts contain provisions and are subject to laws and regulations that may give the United States government rights and remedies not typically found in commercial contracts, including certain intellectual property rights and restrictions on future business.
In connection with our United States government business, we are subject to evolving procurement rules and regulations, as well as government audits and to review and approval of our policies, procedures, and internal controls for compliance with procurement regulations and applicable laws, such as the Cybersecurity Maturity Model Certification. In certain circumstances, if we do not comply with the terms of a government contract or with regulations or statutes, we could be subject to downward contract price adjustments or refund obligations or could in extreme circumstances be assessed civil and criminal penalties or be debarred or suspended from obtaining future contracts for a specified period of time. Any such suspension or debarment or other sanction could have an adverse effect on our business and reputation.
Under some of our government subcontracts, we are required to maintain secure facilities and to obtain security clearances for personnel involved in performance of the contract, which can be time consuming and costly. If we are unable to comply with these requirements, or if personnel critical to our performance of these contracts are unable to obtain or maintain their security clearances, we may be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.
Damage to our reputation can damage our business.
Our reputation is a critical factor in our relationships with customers, employees, governments, suppliers and other stakeholders. Our failure to address, or the appearance of our failure to address, issues that give rise to reputational risk, including those described in this Risk Factors section, could significantly harm our reputation and our brands. We may be subject to reputational risks and our brand loyalty may decline if others adopt the same or confusingly similar marks in an effort to misappropriate and profit on our brand name and do not provide the same level of quality as is delivered by our solutions and services. It may also limit our ability to be seen as an employer of choice when competing for highly skilled employees and repairing our reputation and brands may be difficult, time-consuming, and expensive. To the extent we fail to respond quickly and effectively to address corporate and brand crises, the ensuing negative public reaction could significantly harm our reputation and our brands, which could lead to increases in litigation claims and asserted damages or subject us to regulatory actions or restrictions. If we fail to maintain, enhance and protect our brands, if we incur excessive expenses in this effort or if customers or potential customers are confused by others’ trademarks, our business, operating results and financial condition may be materially and adversely affected.
Increases in our effective tax rate, exposure to additional tax liabilities, or substantial changes in domestic or international corporate tax policies, regulations or guidance may adversely impact our results of operations.
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the fiscal year ended October 28, 2023 was below the U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income.
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
We are also subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. In the United States, for example, the Inflation Reduction Act (IRA) imposes a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion. We do not believe that the IRA will materially impact our effective tax rate. Corporate tax reform, anti-base-erosion rules and tax transparency continue to be high legislative or regulatory priorities in many jurisdictions. Changes in laws and regulations regarding these matters, including those that align to or are associated with the Organization for Economic Cooperation and Development's Base Erosion and Profit Shifting Actions Plans, could impact the jurisdictions where we are deemed to earn income, which could in turn adversely affect our tax liability and results of operations.
Risks Related to Financial Markets, Indebtedness and Capital Return
We have substantial existing indebtedness and the ability to incur significant additional indebtedness, which could limit our operations and our use of our cash flow and negatively impact our credit ratings.
As of October 28, 2023, we had approximately $6.9 billion in outstanding indebtedness, including $0.5 billion of short-term commercial paper. In addition, we had the ability to incur approximately $2.0 billion of additional indebtedness in direct borrowings under our outstanding commercial paper facility based on amounts available under our unsecured revolving credit facility that were not being used to backstop our outstanding commercial paper balance. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to acquire new products and technologies through strategic acquisitions. Further, on October 5, 2021, we issued $500 million aggregate principal amount of floating rate senior notes (Floating Rate Notes). Our Floating Rate Notes and our net interest expense is exposed to changes in market interest rates and will increase as market interest rates rise. We may also incur additional debt, including debt with variable interest rates, in the future, which would exacerbate these risks.
Our ability to make payments of principal and interest on our indebtedness when due depends upon our future operating performance, which may be impacted by general economic conditions, industry cycles and other factors beyond our control. If we are unable to service or refinance our debt, we may be required to divert funds that would otherwise be invested in growing our business operations or returned to shareholders, repatriate earnings as dividends from foreign locations with potential negative tax consequences, or sell selected assets. Such measures might not be sufficient to enable us to service our debt, which could negatively impact our financial results. In addition, we may not be able to obtain any such financing, refinancing or complete a sale of assets on economically favorable terms. In the case of financing or refinancing, favorable interest rates will depend on conditions in the debt capital markets. In addition, if our credit ratings are downgraded or put on watch for a potential downgrade, the applicable interest rate on borrowings under our current revolving credit facility and commercial paper issuances may rise and our ability to obtain additional financing or refinance our existing debt may be negatively affected.
Restrictions in our revolving credit facility and outstanding debt instruments may limit our activities.
Our current revolving credit facility and outstanding debt instruments impose, and future debt instruments to which we may become subject may impose, restrictions that limit our ability to engage in activities that could otherwise benefit us, including to undertake certain transactions, to create certain liens on our assets and to incur certain subsidiary indebtedness. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as changes in technology, government regulations and the level of competition in our markets. In addition, our revolving credit facility requires us to maintain compliance with specified financial ratios. If we breach any of the covenants under our revolving credit facility, the indentures governing our outstanding senior unsecured notes, or any future debt instruments to which we may become subject and do not obtain appropriate waivers, then, subject to applicable cure periods, our outstanding indebtedness thereunder could be declared immediately due and payable and we may be restricted from further borrowing under our revolving credit facility.
We may not meet expectations or targets in connection with our “green” financing arrangements, which could harm our reputation and business.
From time to time, we may enter into “green” financing arrangements that require us to use proceeds for environmental sustainability purposes or have targets related to environmental sustainability. For example, we entered into a revolving credit agreement on June 23, 2021, which, as amended, contains a sustainability-linked pricing component, which provides for interest rate and facility fee reductions or increases based on meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions and renewable energy usage. For calendar year 2022, we were within the threshold range for greenhouse gas emissions and exceeded the target threshold for renewable energy usage related to this sustainability-linked pricing component. On October 5, 2021, we issued $750 million sustainability-linked senior notes (Sustainability-Linked Senior Notes). Our Sustainability-Linked Senior Notes initially bear interest at a rate of 1.7% per annum and are subject to an increase of an additional 30 basis points per annum from April 1, 2026 to their maturity on October 1, 2028 unless the Sustainability Performance Target (as defined in the Sustainability-Linked Senior Notes) has been satisfied. Failing to use the net proceeds under green financing arrangements that satisfies investor criteria and expectations regarding environmental impact or achieve targets related to environmental sustainability under such financing arrangements could result in reputational harm and our business and operating results could be negatively impacted.
If we are not able to meet our U.S. cash requirements, it may be necessary for us to consider repatriation of foreign earnings, which could have a material adverse effect on our results of operations and financial condition.
We carry outside basis differences in certain of our subsidiaries, primarily arising from acquisition accounting adjustments and certain undistributed earnings that are considered indefinitely reinvested. We intend to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate these earnings to fund our U.S. cash requirements. We require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are not able to meet our U.S. cash requirements through operations, borrowings under our current revolving credit facility, issuances under our commercial paper program, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
General Risk Factors
Our results of operations could be affected by natural disasters or other catastrophic events in the locations in which we operate.
We, like many companies in the semiconductor industry, rely on supplies, services, internal manufacturing capacity, wafer fabrication foundries and other subcontractors in locations around the world that are susceptible to natural disasters and other significant disruptions. Earthquakes, fires, tsunamis, flooding, public health emergencies or other catastrophic events may disrupt local semiconductor-related businesses and adversely affect manufacturing capacity, availability and cost of key raw materials, utilities and equipment, and availability of key services, including transport of our products worldwide. Our insurance may not adequately cover losses resulting from such disruptions. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, as a result of fire, flood, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition. In addition, global climate change may result in certain natural disasters or other severe weather events occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, extreme temperatures and flooding, and could disrupt the availability of water necessary for the operation of our fabrication facilities. The long-term effects of climate change on the global economy and the semiconductor industry in particular are unclear, but could be severe.
The extent to which the novel strain of the coronavirus (COVID-19) pandemic will adversely affect our business, financial condition and results of operations is uncertain.
The COVID-19 pandemic created significant worldwide uncertainty, volatility and economic disruption and impacted our workforce and operations, the operations of our customers, those of our respective vendors and suppliers and the global capital markets. During the course of the pandemic, many of the countries in which we operate took and may continue to take measures to address the pandemic, which at times has resulted and may continue to result in disruptions at some of our manufacturing operations and facilities, including restrictions on our access to facilities. We may also be required to take actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers, which may cause disruption to our business. The COVID-19 pandemic could also cause further disruption in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further impact our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this “Risk Factors” section.
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

ITEM 1C. CYBERSECURITY
Not applicable.

ITEM 2.    PROPERTIES
Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our significant general offices and manufacturing facilities:

Properties		Approximate
Owned:	Use	Total Sq. Ft.

Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	1,486,000 sq. ft.
Wilmington, MA	Corporate headquarters, wafer fabrication, testing, engineering, sales, marketing and administrative offices	826,000 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, warehouse and distribution, engineering and administrative offices	708,500 sq. ft.
Penang, Malaysia (1)	Wafer probe and testing, assembly and engineering offices	696,680 sq. ft.
Beaverton, OR	Wafer fabrication, engineering and administrative offices	457,917 sq. ft.
San Jose, CA	Engineering, sales, marketing and administrative offices	435,000 sq. ft.
Chonburi Province, Thailand	Wafer probe and testing, warehouse, engineering and administrative offices	194,000 sq. ft.
Chelmsford, MA	Final assembly of certain module and subsystem-level products, testing, engineering and administrative offices	174,000 sq. ft.
Camas, WA	Wafer fabrication	105,000 sq. ft.

			Lease
Properties		Approximate	Termination
Leased:	Use	Total Sq. Ft.	(fiscal year)	Renewals

Bangalore, India	Engineering and administrative offices	175,000 sq. ft.	2027	1, five-yr. period
Durham, NC	Testing, engineering, and administrative offices	156,000 sq. ft.	2035	2, five-yr. periods
San Jose, CA	Manufacturing, marketing and administrative offices	103,000 sq. ft.	2033	1, five-yr. period
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Global Select Market under the symbol ADI. The number of holders of record of our common stock at November 17, 2023 was 2,316. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 27, 2023, the last reported sales price of our common stock on The Nasdaq Global Select Market was $160.57 per share.
On November 20, 2023, our Board of Directors declared a cash dividend of $0.86 per outstanding share of common stock. The dividend will be paid on December 14, 2023 to all shareholders of record at the close of business on December 4, 2023 and is expected to total approximately $426.8 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The table below summarizes the activity related to stock repurchases for the three months ended October 28, 2023. We have an ongoing authorization, originally approved by our Board of Directors in 2004, and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. As of October 28, 2023, the Company had repurchased a total of approximately 205.3 million shares of its common stock for approximately $14.5 billion under our share repurchase program. An additional $2.1 billion remains available for repurchase of shares under the current authorized program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 30, 2023 through August 26, 2023	1,209,834	$184.50	1,162,168	$2,338,207,217
August 27, 2023 through September 23, 2023	464,040	$178.97	456,466	$2,256,508,676
September 24, 2023 through October 28, 2023	855,157	$168.57	744,321	$2,130,110,767
Total	2,529,031	$178.10	2,362,955	$2,130,110,767
_______________________________________
(1)Includes 166,076 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
(2)The average price paid for shares in connection with vesting of restricted stock units/awards are averages of the closing stock price at the vesting date which is used to calculate the number of shares to be withheld.

Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since November 3, 2018 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on November 3, 2018 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
The following discussion includes results of operations and financial condition for the fiscal year ended October 28, 2023 (fiscal 2023) and the fiscal year ended October 29, 2022 (fiscal 2022) and year-over-year comparisons between fiscal 2023 and fiscal 2022. For discussion on results of operations and financial condition for fiscal 2022 and the fiscal year ended October 30, 2021 (fiscal 2021) and year-over-year comparisons between fiscal 2022 and fiscal 2021, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2022 filed with the Securities and Exchange Commission on November 22, 2022. Our fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2023 and fiscal 2022 were 52-week fiscal periods.
Results of Operations
Overview

	Fiscal Year		2023 over 2022
	2023	2022	$ Change	% Change
Revenue	$12,305,539	$12,013,953	$291,586	2%
Gross margin %	64.0%	62.7%
Net income	$3,314,579	$2,748,561	$566,018	21%
Net income as a % of revenue	26.9%	22.9%
Diluted EPS	$6.55	$5.25	$1.30	25%
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

	Fiscal 2023			Fiscal 2022
	Revenue	% of Total Revenue (1)	Y/Y%	Revenue	% of Total Revenue (1)
Industrial	$6,555,222	53%	6%	$6,186,114	51%
Automotive	2,915,199	24%	19%	2,442,705	20%
Communications	1,619,517	13%	(13)%	1,863,156	16%
Consumer	1,215,601	10%	(20)%	1,521,978	13%
Total Revenue	$12,305,539	100%	2%	$12,013,953	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
Revenue increased 2% in fiscal 2023 as compared to fiscal 2022 primarily as a result of broad-based demand for our products sold into the Industrial end market, namely aerospace and defense and instrumentation, as well as the Automotive end market, namely cabin electronics and battery management systems. These increases were partially offset by a decrease in revenue in the Consumer end market primarily due to weakening market trends and a decrease in revenue in the Communications end market due to the timing of infrastructure deployment cycles.
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

	Fiscal 2023		Fiscal 2022
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Distributors	$7,534,894	61%	$7,458,478	62%
Direct customers	4,603,166	37%	4,423,883	37%
Other	167,479	1%	131,592	1%
Total Revenue	$12,305,539	100%	$12,013,953	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end customer demand.
Revenue Trends by Geographic Region
Revenue by geographic region, based upon the geographic location of the distributors or OEMs who purchased the Company's products, for fiscal 2023 and fiscal 2022 was as follows:

	Fiscal Year		2023 over 2022
	2023	2022	$ Change	% Change (1)
United States	$4,165,296	$4,025,398	$139,898	3%
Rest of North and South America	88,579	72,497	16,082	22%
Europe	3,001,871	2,534,423	467,448	18%
Japan	1,397,119	1,221,549	175,570	14%
China	2,229,631	2,563,536	(333,905)	(13)%
Rest of Asia	1,423,043	1,596,550	(173,507)	(11)%
Total Revenue	$12,305,539	$12,013,953	$291,586	2%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
In all periods presented, the predominant regions comprising “Rest of North and South America” are Canada and Mexico; the predominant regions comprising “Europe” are Germany, Sweden and the Netherlands; and the predominant regions comprising “Rest of Asia” are Taiwan, Malaysia, South Korea and Singapore.
Total revenue increased in fiscal 2023 as compared to fiscal 2022 due to the revenue trends discussed above, partially offset by weaker customer demand in China and Rest of Asia primarily due to deteriorating macroeconomic conditions in those regions.
Gross Margin

	Fiscal Year		2023 over 2022
	2023	2022	$ Change	% Change
Gross margin	$7,877,218	$7,532,474	$344,744	5%
Gross margin %	64.0%	62.7%
Gross margin percentage in fiscal 2023 increased by 130 basis points compared to fiscal 2022. Fiscal 2022 included $271.4 million of additional cost of goods sold that did not repeat in fiscal 2023 related to a nonrecurring fair value adjustment recorded to inventory. This increase in gross margin percentage was partially offset by lower utilization of our factories due to decreasing customer demand during fiscal 2023.
Research and Development (R&D)

	Fiscal Year		2023 over 2022
	2023	2022	$ Change	% Change
R&D expenses	$1,660,194	$1,700,518	$(40,324)	(2)%
R&D expenses as a % of revenue	13%	14%
R&D expenses decreased in fiscal 2023 as compared to fiscal 2022 primarily as a result of lower employee related variable compensation expenses, partially offset by higher salary and benefit expenses.

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
Selling, Marketing, General and Administrative (SMG&A)

	Fiscal Year		2023 over 2022
	2023	2022	$ Change	% Change
SMG&A expenses	$1,273,584	$1,266,175	$7,409	1%
SMG&A expenses as a % of revenue	10%	11%
SMG&A expenses increased in fiscal 2023 as compared to fiscal 2022, primarily as a result of higher employee related salary and benefit expenses and discretionary spending, partially offset by lower variable compensation expenses and acquisition-related transaction costs.
Amortization of Intangibles

	Fiscal Year		2023 over 2022
	2023	2022	$ Change	% Change
Amortization expenses	$959,618	$1,012,572	$(52,954)	(5)%
Amortization expenses as a % of revenue	8%	8%
Amortization expenses decreased in fiscal 2023 as compared to fiscal 2022, primarily as a result of a portion of our acquired intangible assets becoming fully amortized during fiscal 2023.
Special Charges, Net

	Fiscal Year		2023 over 2022
	2023	2022	$ Change	% Change
Special charges, net	$160,710	$274,509	$(113,799)	(41)%
Special charges, net as a % of revenue	1%	2%
Special charges, net decreased in fiscal 2023 as compared to fiscal 2022, primarily due to increased charges recorded in fiscal 2022 related to our Global Repositioning Actions offset by $160.7 million of charges recorded in fiscal 2023 primarily related to $114.0 million recorded for our plan committed to during the three months ended October 28, 2023, to reorganize our business (the Q4 2023 Plan). The Q4 2023 Plan, consisting of voluntary and involuntary reductions-in-force, and other cost-savings initiatives, was commenced to adjust our cost structure and business activities to better align with weaker market demand and continued economic uncertainty in our end markets, as well as make certain strategic shifts in our workforce necessary to achieve our long-term vision. See Note 5, Special Charges, Net, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information.
Operating Income

	Fiscal Year		2023 over 2022
	2023	2022	$ Change	% Change
Operating income	$3,823,112	$3,278,700	$544,412	17%
Operating income as a % of revenue	31.1%	27.3%
The increase in operating income in fiscal 2023 as compared to fiscal 2022 was primarily the result of a $344.7 million increase in gross margin, a $113.8 million decrease in special charges, net, a $53.0 million decrease in amortization expenses and a $40.3 million decrease in R&D expenses, partially offset by a $7.4 million increase in SMG&A expenses, as more fully described above under the headings Gross Margin, Special Charges, Net, Amortization of Intangibles, Research and Development (R&D) and Selling, Marketing, General and Administrative (SMG&A).
Nonoperating Expense (Income)

	Fiscal Year		2023 over 2022
	2023	2022	$ Change	% Change
Nonoperating expense (income)	$215,109	$179,951	$35,158	20%
The year-over-year increase in nonoperating expense in fiscal 2023 as compared to fiscal 2022 was primarily the result of higher interest expense related to our debt obligations and lower net gains from other investments, partially offset by higher interest income.
Provision for (Benefit From) Income Taxes

	Fiscal Year		2023 over 2022
	2023	2022	$ Change	% Change
Provision for (benefit from) income taxes	$293,424	$350,188	$(56,764)	(16)%
Effective income tax rate	8.1%	11.3%
Our effective tax rates for fiscal 2023 and fiscal 2022 were below the U.S. statutory rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. For fiscal 2023 and fiscal 2022 our pretax income was primarily generated in Ireland at a tax rate of 12.5%. Our effective tax rate for fiscal 2023 also included the effects of the mandatory capitalization and amortization of research and development expenses which began in fiscal 2023 under the Tax Cuts and Jobs Act of 2017. The mandatory capitalization requirement decreased our effective tax rate primarily by increasing the foreign-derived intangible income deduction. Our effective tax rate for fiscal 2023 was also impacted by a discrete income tax benefit recorded of $81.7 million resulting from the approval granted by the Joint Committee on Taxation of our federal corporate income tax relief claim which reduced the amount of transition tax owed under the Tax Cuts and Jobs Act of 2017.
See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
Net Income

	Fiscal Year		2023 over 2022
	2023	2022	$ Change	% Change
Net income	$3,314,579	$2,748,561	$566,018	21%
Net income, as a % of revenue	26.9%	22.9%
Diluted EPS	$6.55	$5.25	$1.30	25%
The increase in net income in fiscal 2023 as compared to fiscal 2022 was a result of a $544.4 million increase in operating income and a $56.8 million decrease in provision for income taxes, partially offset by a $35.2 million increase in nonoperating expense, as more fully described above under the headings Operating Income, Provision for (Benefit From) Income Taxes and Nonoperating (Income) Expense.
Liquidity and Capital Resources
At October 28, 2023, our principal source of liquidity was $958.1 million of cash and cash equivalents, of which approximately $201.1 million was held in the United States and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with counterparties with high credit ratings, and continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Fiscal Year
	2023	2022
Net cash provided by operating activities	$4,817,634	$4,475,402
Net cash provided by operating activities as a % of revenue	39%	37%
Net cash used for investing activities	$(1,266,385)	$(657,368)
Net cash used for financing activities	$(4,063,760)	$(4,290,720)
The following changes contributed to the net change in cash and cash equivalents from fiscal 2022 to fiscal 2023.

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operating activities during fiscal 2023 as compared to fiscal 2022 was primarily a result of higher net income adjusted for noncash items offset by changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The increase in cash used for investing activities during fiscal 2023 as compared to fiscal 2022 was primarily the result of an increase in cash used for capital expenditures.
Financing Activities
Financing cash flows generally consist of payments of dividends to shareholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The decrease in cash used for financing activities during fiscal 2023 as compared to fiscal 2022 was primarily the result of the net proceeds from the issuance of commercial paper notes during fiscal 2023 and lower debt repayments, partially offset by higher common stock repurchases.
Working Capital

	Fiscal Year
	2023	2022	$ Change	% Change
Accounts receivable, net	$1,469,734	$1,800,462	$(330,728)	(18)%
Days sales outstanding (1)	48	50
Inventory	$1,642,214	$1,399,914	$242,300	17%
Days cost of sales in inventory (1)	125	106
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
The decrease in accounts receivable for fiscal 2023 compared to fiscal 2022 was primarily the result of variations in the timing of collections and billings and decreased revenue levels in the fourth quarter of fiscal 2023 as compared to the fourth quarter of fiscal 2022.
Inventory increased in fiscal 2023 as compared to fiscal 2022, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities increased to $3.2 billion at October 28, 2023 from $2.4 billion recorded at the end of fiscal 2022, primarily due to increases in commercial paper notes and current debt, partially offset by lower accrued liabilities.
Revolving Credit Facility
Our Third Amended and Restated Revolving Credit Agreement, dated as of June 23, 2021, with Bank of America N.A. as administrative agent and the other banks identified therein as lenders, which was subsequently amended on December 20, 2022 and July 24, 2023 (as amended, the Revolving Credit Agreement) provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions).
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of October 28, 2023, we were in compliance with these covenants. See Note 13, Revolving Credit Facility, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our revolving credit facility.

Debt
As of October 28, 2023, we had approximately $6.4 billion of carrying value outstanding on our senior notes. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees and other adjustments on these instruments. The indentures governing certain of our debt instruments contain covenants that may limit our ability to: incur, create, assume or guarantee any debt or borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of October 28, 2023, we were compliant with these covenants. See Note 14, Debt of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.
Commercial Paper Program
During fiscal 2023, we established a commercial paper program under which we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of October 28, 2023, we had $547.2 million of outstanding borrowings under the commercial paper program recorded in the Consolidated Balance Sheet. We intend to use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.
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
As of October 28, 2023, $2.1 billion remained available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $1.3 billion in fiscal 2023 as we invested to enhance our global resiliency. We expect capital expenditures for fiscal 2024 to be between approximately $600.0 million and $800.0 million. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On November 20, 2023, our Board of Directors declared a cash dividend of $0.86 per outstanding share of common stock. The dividend will be paid on December 14, 2023 to all shareholders of record at the close of business on December 4, 2023 and is expected to total approximately $426.8 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
The table below summarizes our material contractual obligations in specified periods as of October 28, 2023:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations (1)	$7,064,301	$1,047,224	$400,000	$2,090,212	$3,526,865
Interest payments associated with debt obligations	2,253,446	209,595	341,514	273,176	1,429,161
Transition tax (2)	484,244	196,066	288,178	—	—
Operating leases (3)	494,662	80,998	148,565	118,203	146,896
Inventory-related purchase commitments (4)	705,607	170,042	361,255	130,977	43,333
Total	$11,002,260	$1,703,925	$1,539,512	$2,612,568	$5,146,255
_______________________________________
(1)Debt obligations are assumed to be held to maturity.
(2)Tax obligation relates to the one-time tax on deemed repatriated earnings under the Tax Cuts and Jobs Act and includes a reduction resulting from the approval granted by the Joint Committee on Taxation of our federal corporate income tax relief claim which reduced the amount of transition tax owed.
(3)Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.
(4)We have supplier commitments for the purchase of materials and supplies in advance or with minimum purchase quantities.
As of October 28, 2023, our total liabilities associated with uncertain tax positions was $186.2 million, which are included in non-current income taxes payable in our Consolidated Balance Sheets contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we have not included these uncertain tax positions in the above contractual obligations table.
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
Revenue Recognition
Recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. We recognize revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration that we expect to receive in exchange for those products or services. We recognize revenue when all of the following criteria are met: (1) we have entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of our shipping terms permit us to recognize revenue at point of shipment or delivery. Certain shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, we defer the revenue recognized until title and control of the promised goods have passed to the customer. Shipping costs are charged to selling, marketing, general and administrative expense as incurred. Sales taxes are excluded from revenue.

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
Goodwill
Goodwill is subject to impairment tests annually or more frequently if events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable, utilizing either the qualitative or quantitative method. We test goodwill for impairment at the reporting unit level, which we determined is consistent with our identified operating segments, on an annual basis on the first day of the fourth quarter (on or about July 30) or more frequently if we believe indicators of impairment exist or we reorganize our operating segments or reporting units.
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
In fiscal 2023, we used the qualitative method of assessing goodwill for our reporting units. In fiscal 2022, we used a combination of the qualitative and quantitative methods of assessing goodwill for all reporting units. In all periods presented, we concluded the reporting units' fair values exceeded their carrying amounts as of the assessment dates and no risk of impairment existed.
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
Stock-Based Compensation
Stock-based compensation expense associated with stock related awards is recognized in the Consolidated Statements of Income. Determining the amount of stock-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of restricted stock units and market-based and performance-based awards. The grant-date fair value of restricted stock units with a service condition and restricted stock units with both service and performance conditions is calculated using the value of our common stock on the date of grant, reduced by the present value of dividends expected to be paid on our common stock prior to vesting. For restricted stock units with both service and performance conditions, this grant-date fair value is also impacted by the number of units that are expected to vest during the performance period and is adjusted through the related stock-based compensation expense at each reporting period based on the probability of achievement of that performance condition. If we determine that an award is unlikely to vest, any previously recorded stock-based compensation expense is reversed in the period of that determination. The grant date fair value of restricted stock units and performance-based stock options with both service and market conditions are calculated using the Monte Carlo simulation model to estimate the probability of satisfying the performance condition stipulated in the award grant, including the possibility that the market condition may not be satisfied.
The use of valuation models requires us to make estimates of key assumptions which are based on historical information and judgment regarding market factors and trends. We recognize the expense related to equity awards on a straight-line basis over the vesting period. See Note 2r, Stock-Based Compensation, and Note 3, Stock-Based Compensation and Shareholders' Equity, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for more information related to stock-based compensation.
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
Based on our floating rate debt outstanding as of October 28, 2023 and October 29, 2022, inclusive of our commercial paper notes and interest rate swap outstanding, as applicable, our annual interest expense would change by approximately $20.5 million and $5.0 million, respectively, for each 100 basis point increase in interest rates.
Based on our cash and marketable securities outstanding as of October 28, 2023 and October 29, 2022, our annual interest income would change by approximately $9.6 million and $14.7 million, respectively, for each 100 basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming an immediate 100 basis point parallel shift in the yield curve. Based on investment positions as of October 28, 2023 and October 29, 2022, a hypothetical 100 basis point increase in interest rates across all maturities would not materially impact the fair market value of the portfolio in either period. If significant, such losses would only be realized if we sold the investments prior to maturity.
As of October 28, 2023 we had $1.0 billion notional of fixed for floating interest rate swaps outstanding, with the swap payable having a fair value of $81.6 million. A hypothetical 100 basis point increase in interest rates would increase the swap payable by approximately $57.0 million with a corresponding adjustment to the carrying value of the related debt.
As of October 28, 2023, we had $6.5 billion in principal amount of senior unsecured notes outstanding, with a fair value of $5.3 billion. We also had $547.2 million of commercial paper notes outstanding. As commercial paper notes issuances are at then-current rates and with very short maturities, the carrying value will approximate the fair value. The fair value of our notes is subject to interest rate risk, market risk and other factors. Generally, the fair value of our notes will increase as interest rates fall and decrease as interest rates rise. The fair values of our notes as of October 28, 2023 and October 29, 2022, assuming a hypothetical 100 basis point increase in market interest rates, are as follows:

	October 28, 2023			October 29, 2022
(thousands)	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points
Commercial paper notes	$547,225	$547,185	$546,875	$—	$—	$—
2024 Notes, due October 2024	500,000	499,473	495,058	500,000	491,982	483,035
2025 Notes, due April 2025	400,000	385,231	380,013	400,000	383,378	374,686
2026 Notes, due December 2026	900,000	851,023	826,888	900,000	851,479	820,203
Maxim Notes, due June 2027	—	—	—	59,788	54,771	52,534
2027 Notes, due June 2027	440,212	408,595	395,208	440,212	410,091	393,294
2028 Notes, due October 2028	750,000	628,999	600,812	750,000	621,093	588,044
2031 Notes, due October 2031	1,000,000	773,404	721,064	1,000,000	786,772	727,579
2032 Notes, due October 2032	300,000	269,828	251,153	300,000	278,359	257,337
2036 Notes, due December 2036	144,278	118,554	108,085	144,278	126,274	114,389
2041 Notes, due October 2041	750,000	479,078	422,949	750,000	513,709	450,337
2045 Notes, due December 2045	332,587	292,248	259,323	332,587	313,931	276,820
2051 Notes, due October 2051	1,000,000	590,666	507,297	1,000,000	640,766	545,958

Foreign Currency Exposure
As more fully described in Note 2i, Derivative and Hedging Agreements, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to the net unhedged foreign currency exposures existing at October 28, 2023 and October 29, 2022, an immediate 10% unfavorable movement in foreign currency exchange rates would result in approximately $66.5 million of losses and $69.5 million of losses, respectively, in changes in earnings or cash flows over the course of the year.
The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of October 28, 2023, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that an immediate 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of October 28, 2023 and October 29, 2022:

	October 28, 2023	October 29, 2022
Fair value of forward exchange contracts	$(11,575)	$(16,984)
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$49,284	$21,193
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(70,461)	$(51,604)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Analog Devices, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. (the Company) as of October 28, 2023 and October 29, 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended October 28, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at October 28, 2023 and October 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended October 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2023 expressed an unqualified opinion thereon.

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

Revenue Recognition – Measuring Price Protection Credits
Description of the Matter
As described in Note 2n to the consolidated financial statements, the Company's sales contracts provide certain distributors with credits for price protection and rights of return, which results in variable consideration. During 2023, sales to distributors were $7.5 billion net of expected price protection credits and rights of return for which the liability balance as of October 28, 2023 was $525.4 million, of which the vast majority relates to the price protection credits.

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
November 21, 2023

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended October 28, 2023, October 29, 2022 and October 30, 2021

(thousands, except per share amounts)	2023	2022	2021
Revenue
Revenue	$12,305,539	$12,013,953	$7,318,286
Costs and Expenses
Cost of sales	4,428,321	4,481,479	2,793,274
Gross margin	7,877,218	7,532,474	4,525,012
Operating expenses:
Research and development	1,660,194	1,700,518	1,296,126
Selling, marketing, general and administrative	1,273,584	1,266,175	915,418
Amortization of intangibles	959,618	1,012,572	536,811
Special charges, net	160,710	274,509	84,456
Total operating expenses	4,054,106	4,253,774	2,832,811
Operating income:	3,823,112	3,278,700	1,692,201
Nonoperating expense (income):
Interest expense	264,641	200,408	184,825
Loss on extinguishment of debt	—	—	215,150
Interest income	(41,287)	(6,906)	(1,220)
Other, net	(8,245)	(13,551)	(35,268)
Total nonoperating expense (income)	215,109	179,951	363,487
Earnings
Income before income taxes	3,608,003	3,098,749	1,328,714
Provision for (benefit from) income taxes	293,424	350,188	(61,708)
Net income	$3,314,579	$2,748,561	$1,390,422

Shares used to compute earnings per common share — basic	502,232	519,226	397,462
Shares used to compute earnings per common share — diluted	505,959	523,178	401,288

Basic earnings per common share	$6.60	$5.29	$3.50
Diluted earnings per common share	$6.55	$5.25	$3.46

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended October 28, 2023, October 29, 2022 and October 30, 2021

(thousands)	2023	2022	2021
Net income	$3,314,579	$2,748,561	$1,390,422
Foreign currency translation adjustment	(408)	(46,341)	1,057
Change in unrecognized gains/losses on derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of tax of $486 in 2023, $2,902 in 2022 and $14,217 in 2021)	7,948	(30,331)	41,817
Adjustment for realized loss reclassified into earnings (net of tax of $3,311 in 2023, $5,054 in 2022 and $189 in 2021)	9,622	34,472	7,099
Total change in derivative instruments designated as cash flow hedges, net of tax	17,570	4,141	48,916
Changes in accumulated other comprehensive loss — pension plans:
Change in actuarial (loss)/gain (net of tax of $312 in 2023, $7,756 in 2022 and $637 in 2021)	(7,312)	30,613	12,923
Other comprehensive income (loss)	9,850	(11,587)	62,896
Comprehensive income	$3,324,429	$2,736,974	$1,453,318

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
October 28, 2023 and October 29, 2022

(thousands, except per share amounts)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$958,061	$1,470,572
Accounts receivable less allowances of $2,763 ($4,571 in 2022)	1,469,734	1,800,462
Inventories	1,642,214	1,399,914
Prepaid expenses and other current assets	314,013	267,044
Total current assets	4,384,022	4,937,992
Other Assets
Net property, plant and equipment	3,219,157	2,401,304
Goodwill	26,913,134	26,913,134
Intangible assets, net	11,311,957	13,265,406
Deferred tax assets	2,223,272	2,264,888
Other assets	742,936	519,626
Total non-current assets	44,410,456	45,364,358
TOTAL ASSETS	$48,794,478	$50,302,350
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$493,041	$582,160
Income taxes payable	309,046	265,845
Debt, current	499,052	—
Commercial paper notes	547,224	—
Accrued liabilities	1,352,608	1,594,650
Total current liabilities	3,200,971	2,442,655
Non-current Liabilities
Long-term debt	5,902,457	6,548,625
Deferred income taxes	3,127,852	3,622,538
Income taxes payable	417,076	707,846
Other non-current liabilities	581,000	515,363
Total non-current liabilities	10,028,385	11,394,372
Commitments and contingencies (Note 10)
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 496,261,678 shares outstanding (509,295,941 on October 29, 2022)	82,712	84,880
Capital in excess of par value	25,313,914	27,857,270
Retained earnings	10,356,798	8,721,325
Accumulated other comprehensive loss	(188,302)	(198,152)
Total shareholders’ equity	35,565,122	36,465,323
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,794,478	$50,302,350

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended October 28, 2023, October 29, 2022 and October 30, 2021

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, OCTOBER 31, 2020	369,485	$61,582	$4,949,586	$7,236,238	$(249,461)
Net Income — 2021				1,390,422
Dividends declared and paid - $2.69 per share				(1,109,344)
Issuance of stock under stock plans and other	2,738	355	62,750
Issuance of stock in connection with Acquisition	169,233	28,204	27,725,957
Stock-based compensation expense			243,611
Replacement share-based awards issued in connection with Acquisition			194,890
Other comprehensive income					62,896
Common stock repurchased	(16,125)	(2,587)	(2,602,557)
BALANCE, OCTOBER 30, 2021	525,331	87,554	30,574,237	7,517,316	(186,565)
Net Income — 2022				2,748,561
Dividends declared and paid - $2.97 per share				(1,544,552)
Issuance of stock under stock plans and other	2,701	449	33,438
Stock-based compensation expense			323,487
Other comprehensive loss					(11,587)
Common stock repurchased	(18,736)	(3,123)	(3,073,892)
BALANCE, OCTOBER 29, 2022	509,296	84,880	27,857,270	8,721,325	(198,152)
Net Income — 2023				3,314,579
Dividends declared and paid - $3.34 per share				(1,679,106)
Issuance of stock under stock plans and other	3,440	574	118,034
Stock-based compensation expense			299,823
Other comprehensive income					9,850
Common stock repurchased	(16,474)	(2,742)	(2,961,213)
BALANCE, OCTOBER 28, 2023	496,262	$82,712	$25,313,914	$10,356,798	$(188,302)

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended October 28, 2023, October 29, 2022 and October 30, 2021

(thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$3,314,579	$2,748,561	$1,390,422
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	334,704	283,338	231,275
Amortization of intangibles	1,958,399	2,014,161	843,359
Cost of goods sold for inventory acquired	—	271,396	331,083
Stock-based compensation expense	299,823	323,487	243,611
Loss on extinguishment of debt	—	—	215,150
Non-cash impairment charge	—	91,953	—
Deferred income taxes	(452,946)	(326,755)	(406,922)
Other	8,665	(47,074)	(4,854)
Change in operating assets and liabilities:
Accounts receivable	330,728	(343,908)	(114,504)
Inventories	(242,299)	(470,725)	(65,114)
Prepaid expenses and other current assets	4,543	(64,584)	(59,117)
Accounts payable and accrued liabilities	(499,316)	171,772	208,444
Income taxes payable, current	(263,716)	(91,852)	(6,797)
Other assets	(25,819)	397	(39,329)
Other liabilities	50,289	(84,765)	(31,638)
Total adjustments	1,503,055	1,726,841	1,344,647
Net cash provided by operating activities	4,817,634	4,475,402	2,735,069

Cash flows from investing activities:
Additions to property, plant and equipment, net	(1,261,463)	(699,308)	(343,676)
Cash received from acquisition of Maxim, net of cash paid	—	—	2,450,550
Other	(4,922)	41,940	36,651
Net cash (used for) provided by investing activities	(1,266,385)	(657,368)	2,143,525

Cash flows from financing activities:
Proceeds from debt	—	296,130	3,939,640
Early termination of debt	(65,688)	(519,116)	(3,591,982)
Payments on revolver	—	(400,000)	(400,000)
Proceeds from revolver	—	400,000	400,000
Proceeds from commercial paper notes	5,287,124	—	—
Payments of commercial paper notes	(4,739,900)	—	—
Payment on derivative instrument	—	—	(153,161)
Prepayment for stock repurchases	—	—	(500,000)
Dividend payments to shareholders	(1,679,106)	(1,544,552)	(1,109,344)
Repurchase of common stock	(2,963,955)	(2,577,015)	(2,605,144)
Proceeds from employee stock plans	118,608	33,887	63,105
Other	(20,843)	19,946	(2,778)
Net cash used for financing activities	(4,063,760)	(4,290,720)	(3,959,664)
Effect of exchange rate changes on cash	—	(34,706)	3,174
Net (decrease) increase in cash and cash equivalents	(512,511)	(507,392)	922,104
Cash and cash equivalents at beginning of year	1,470,572	1,977,964	1,055,860
Cash and cash equivalents at end of year	$958,061	$1,470,572	$1,977,964

See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended October 28, 2023, October 29, 2022 and October 30, 2021
(all tabular amounts in thousands except per share amounts)
1.Description of Business
Analog Devices, Inc. (Analog Devices or the Company) is a global semiconductor leader dedicated to solving its customers' most complex engineering challenges. Since its inception in 1965, the Company has played a critical role at the intersection of the physical and digital worlds by providing the building blocks to sense, measure, interpret, connect and power. The Company designs, manufactures, tests and markets a broad portfolio of solutions, including integrated circuits (ICs), software and subsystems that leverage high-performance analog, mixed-signal and digital signal processing technologies. The Company's comprehensive product portfolio, deep domain expertise and advanced manufacturing capabilities extend across high-performance precision and high-speed mixed-signal, power management and processing technologies – including data converters, amplifiers, power management, radio frequency ICs, edge processors and other sensors. The Company's focus is largely on the business-to-business end markets of Industrial, Automotive and Communications and related applications, as well as Consumer applications, with the goal of driving sustainable and profitable growth over the long term.
2. Summary of Significant Accounting Policies
a.Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the presentation for the fiscal year ended October 28, 2023 (fiscal 2023). Such reclassified amounts are immaterial.
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2023, the fiscal year ended October 29, 2022 (fiscal 2022) and the fiscal year ended October 30, 2021 (fiscal 2021) were 52-week fiscal periods.
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
b.Cash and Cash Equivalents
Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of ninety days or less at the time of acquisition. Cash and cash equivalents consist primarily of government and institutional money market funds, corporate obligations such as commercial paper and floating rate notes, bonds, demand deposit accounts, money market deposit accounts, and bank time deposits.
The Company classifies its investments in readily marketable debt and equity securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase. There were no transfers between investment classifications in any of the fiscal years presented. Held-to-maturity securities, which are carried at amortized cost, include only those securities the Company has the positive intent and ability to hold to maturity. Securities such as bank time deposits, which by their nature are typically held to maturity, are classified as such. The Company’s other readily marketable cash equivalents are classified as available-for-sale. Available-for-sale securities are carried at fair value with any material unrealized gains and losses, net of related tax, reported in accumulated other comprehensive (loss) income (AOCI). Adjustments to the fair value of investments classified as available-for-sale are recorded as an increase or decrease in AOCI, unless the adjustment is considered an other-than-temporary impairment, in which case the adjustment is recorded as a charge in the Consolidated Statements of Income.
The Company reviews available-for-sale securities for impairment whenever the fair value of the security is less than its amortized cost. There were no impairments of investments in any of the fiscal years presented.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating (income) expense. There were no material net realized gains or losses from the sales of available-for-sale investments during any of the fiscal periods presented.
The components of the Company’s cash and cash equivalents as of October 28, 2023 and October 29, 2022 were as follows:

	2023	2022
Cash	$642,081	$1,016,027
Available-for-sale securities	315,980	454,545
Total cash and cash equivalents	$958,061	$1,470,572
See Note 2j, Fair Value, of the Notes to Consolidated Financial Statements for additional information on the Company’s cash equivalents.
c.Supplemental Cash Flow Statement Information

	2023	2022	2021
Cash paid during the fiscal year for:
Income taxes	$987,225	$821,683	$388,115
Interest	$206,415	$172,957	$197,841
Noncash issuance of common stock for the Acquisition	$—	$—	$27,754,161
Fair value of partially vested equity replacement awards issued for the Acquisition	$—	$—	$194,890
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
Inventories at October 28, 2023 and October 29, 2022 were as follows:

	2023	2022
Raw materials	$128,142	$110,908
Work in process	1,125,819	904,648
Finished goods	388,253	384,358
Total inventories	$1,642,214	$1,399,914
e.Property, Plant and Equipment
The following table presents details of the Company's property, plant and equipment (PP&E), net of accumulated depreciation:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2023	2022 (1)
Land and buildings	$1,715,572	$1,459,981
Machinery and equipment	4,377,921	3,648,256
Office equipment	373,126	322,414
Leasehold improvements	177,313	118,856
	6,643,932	5,549,507
Less accumulated depreciation and amortization	3,424,775	3,148,203
Net property, plant and equipment	$3,219,157	$2,401,304
_________________________________
(1) Certain amounts previously reported between machinery and equipment and office equipment have been reclassified to conform to the presentation for fiscal 2023.
PP&E is recorded at cost, less allowances for depreciation and amortization. The straight-line method of depreciation is used for all classes of assets for financial statement purposes while both straight-line and accelerated methods are used for income tax purposes. Leasehold improvements are depreciated over the lesser of the term of the lease or the useful life of the asset. Repairs and maintenance charges are expensed as incurred. Depreciation is based on the following ranges of estimated useful lives:

Buildings	Up to 30 years
Machinery & equipment	4-10 years
Office equipment	2-10 years
Leasehold improvements	5-20 years
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
During fiscal 2023, the Company ceased usage of its campus facility located in Milpitas, California and determined that the facility met the held for sale criteria specified in Accounting Standards Codification (ASC) 360. No write-downs to fair value were required upon this determination as the fair value of the asset group, less costs to sell, was greater than the carrying value. As of October 28, 2023, prepaid expenses and other current assets includes the following assets held for sale:

Land and buildings	$61,724
Less accumulated depreciation and amortization	(20,604)
Net property, plant and equipment reclassified to Prepaid expenses and other current assets	$41,120
f.Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable, utilizing either the qualitative or quantitative method. The Company tests goodwill for impairment at the reporting unit level, which the Company has determined is consistent with its identified operating segments, on an annual basis on the first day of the fourth quarter (on or about July 30) or more frequently if indicators of impairment exist or the Company reorganizes its operating segments or reporting units.

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
In fiscal 2023, the Company used the qualitative method of assessing goodwill for the Company's reporting units. In fiscal 2022, the Company used a combination of the qualitative and quantitative methods of assessing goodwill for the Company's reporting units. In all periods presented, management concluded the reporting units' fair values exceeded their carrying amounts as of the assessment dates and no risk of impairment existed.
The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of the fiscal year ending November 2, 2024 (fiscal 2024) unless indicators arise that would require the Company to reevaluate at an earlier date.
The following table presents the changes in goodwill during fiscal 2023 and fiscal 2022:

	2023	2022
Balance at beginning of year	$26,913,134	$26,918,470
Acquisition of Maxim (1)	—	15,267
Foreign currency translation adjustment and other adjustments	—	(20,603)
Balance at end of year	$26,913,134	$26,913,134
_______________________
(1) See Note 6, Acquisitions, of the Notes to Consolidated Financial Statements for additional information.

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
As of October 28, 2023 and October 29, 2022, the Company’s intangible assets consisted of the following:

	October 28, 2023		October 29, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$10,335,903	$3,811,865	$10,335,903	$3,011,889
Technology-based	7,589,027	2,804,876	7,555,708	1,804,596
Trade-name	72,200	68,432	72,200	58,117
Backlog	361,200	361,200	361,200	213,346
Assembled workforce	1,800	1,800	1,800	1,679
IPR&D	—	—	28,222	—
Total (1)	$18,360,130	$7,048,173	$18,355,033	$5,089,627
_______________________________________
(1) In fiscal 2022 foreign intangible asset carrying amounts were affected by foreign currency translation.
Amortization expense related to intangible assets was $2.0 billion, $2.0 billion and $843.4 million in fiscal 2023, 2022 and 2021, respectively, and is recorded in cost of sales and amortization of intangibles on the Consolidated Statements of Income. The remaining amortization expense will be recognized over the remaining weighted average life of approximately 4.2 years.
The Company expects annual amortization expense for intangible assets as follows:

Fiscal Year	Amortization Expense
2024	$1,739,964
2025	$1,579,260
2026	$1,529,468
2027	$1,526,093
2028	$1,462,929

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
In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (CHIPS Act), which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing. As of October 28, 2023 and October 29, 2022, the Company recognized $174.3 million and $16.6 million, respectively, in other assets with a corresponding reduction to the carrying amounts of the qualifying manufacturing assets on the Consolidated Balance Sheets.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
h.Translation of Foreign Currencies
Generally, the functional currency of the Company’s foreign operations is the U.S. dollar. In certain entities where that is not the case, gains and losses resulting from translation of the foreign currencies into U.S. dollars are recorded in AOCI. Transaction gains and losses and re-measurement of foreign currency denominated assets and liabilities are included in income currently, including those at the Company’s principal foreign manufacturing operations where the functional currency is the U.S. dollar. Foreign currency transaction gains or losses are included in other, net in the Consolidated Statements of Income.
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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges as of October 28, 2023 and October 29, 2022 was $322.6 million and $307.1 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Consolidated Balance Sheets as of October 28, 2023 and October 29, 2022 were as follows:

		Fair Value At
	Balance Sheet Location	October 28, 2023	October 29, 2022
Forward foreign currency exchange contracts	Accrued liabilities	$9,426	$18,050
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of October 28, 2023 and October 29, 2022, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $334.7 million and $246.4 million, respectively.
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. As of October 28, 2023 and October 29, 2022, none of the netting arrangements involved collateral.
As of October 28, 2023, none of the Company's forward foreign currency exchange contracts were netted in the Consolidated Balance Sheet. The following table presents the gross amounts of the Company's forward foreign currency exchange contracts and the net amounts recorded in the Company's Consolidated Balance Sheet as of October 29, 2022:

October 29, 2022
Gross amount of recognized liabilities	$(19,846)
Gross amounts of recognized assets	2,862
Net liabilities offset and presented in the Consolidated Balance Sheets	$(16,984)
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	October 28, 2023
Balance Sheet Location	Loss on Swaps	Gain on Note
Accrued liabilities	$81,602	$—
Long-term debt	$—	$81,602
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of October 28, 2023 and October 29, 2022, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
The Company records the fair value of its derivative financial instruments in its Consolidated Financial Statements in other current assets, other assets, accrued liabilities, other non-current liabilities and long-term debt, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of cash flow hedges are recorded in AOCI and reclassified into earnings in the same line item on the Consolidated Statements of Income as the impact of the hedged transaction when the underlying contract matures. Changes in the fair value of designated fair value hedges are recorded on the Consolidated Balance Sheet as a swap asset or an accrued liability with an offsetting increment/decrement to the long-term debt balance, which is the underlying item being hedged. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.
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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of October 28, 2023 and October 29, 2022. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
October 28, 2023 and October 29, 2022, the Company held $642.1 million and $1,016.0 million, respectively, of cash that was excluded from the tables below.

	October 28, 2023
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$315,980	$—	$315,980
Other assets:
Forward foreign currency exchange contracts (1)	—	1,940	1,940
Deferred compensation investments	78,246	—	78,246
Total assets measured at fair value	$394,226	$1,940	$396,166
Liabilities
Forward foreign currency exchange contracts (1)	$—	$13,515	$13,515
Interest rate derivatives (2)	—	81,602	81,602
Total liabilities measured at fair value	$—	$95,117	$95,117
(1) The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, of the Notes to Consolidated Financial Statements for more information related to the Company's master netting arrangements.
(2) The carrying value of the related debt was adjusted by an equal and offsetting amount. See Note 2i, Derivative Instruments and Hedging Agreements, of the Notes to Consolidated Financial Statements.

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
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
Santa Clara, California leased property asset group — As a result of a sublease transaction involving a leased property in Santa Clara, California during fiscal 2022, the Company estimated the fair value of the sublease assets using discounted cash flows from the estimated net sublease rental income discounted at a market rate and recorded an impairment charge which represented the excess carrying value of the asset group associated with the Santa Clara, California leased property over its estimated fair value. These assets are considered a Level 2 fair value measurement. See Note 5, Special Charges, Net, of the Notes to Consolidated Financial Statements for additional information.
Held for sale assets — The Company has classified the assets held for sale at carrying value. However, if they were to be carried at fair value, they would be considered a Level 3 fair value measurement and would be determined based on the use of appraisals and input from market participants.
Commercial paper notes — The fair values of commercial paper notes are obtained from indicative market prices and are classified as Level 2 measurements according to the fair value hierarchy. As of October 28, 2023, the fair value of the commercial paper notes was $547.2 million.
Debt — The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. As commercial paper issuances are at then current rates and with very short maturities, the carrying value will approximate fair value. The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy. See Note 14, Debt, of the Notes to Consolidated Financial Statements for further discussion related to outstanding debt.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 28, 2023		October 29, 2022
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
Commercial paper notes	$547,224	$547,185	$—	$—
2024 Notes, due October 2024	500,000	499,473	500,000	491,982
2025 Notes, due April 2025	400,000	385,231	400,000	383,378
2026 Notes, due December 2026	900,000	851,023	900,000	851,479
Maxim 2027 Notes, due June 2027	—	—	59,788	54,771
2027 Notes, due June 2027	440,212	408,595	440,212	410,091
2028 Notes, due October 2028	750,000	628,999	750,000	621,093
2031 Notes, due October 2031	1,000,000	773,404	1,000,000	786,772
2032 Notes, due October 2032	300,000	269,828	300,000	278,359
2036 Notes, due December 2036	144,278	118,554	144,278	126,274
2041 Notes, due October 2041	750,000	479,078	750,000	513,709
2045 Notes, due December 2045	332,587	292,248	332,587	313,931
2051 Notes, due October 2051	1,000,000	590,666	1,000,000	640,766
Total Debt	$7,064,301	$5,844,284	$6,576,865	$5,472,605
k.Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates relate to the useful lives of fixed assets and identified intangible assets; allowances for doubtful accounts and customer returns; the net realizable value of inventory; potential reserves relating to litigation matters; accrued liabilities, including estimates of variable consideration related to distributor sales; accrued taxes; uncertain tax positions; deferred tax valuation allowances; assumptions pertaining to stock-based compensation payments and defined benefit plans; and fair value of acquired assets and liabilities, including inventory, property, plant and equipment, goodwill and acquired intangibles; and other reserves. Actual results could differ from those estimates and such differences may be material to the financial statements.
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
The Company's largest customer, which is a distributor rather than an end customer, accounted for approximately 25%, 22%, and 26% of net revenues in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The Company's next largest customer, which is also a distributor, accounted for approximately 10%, 10% and 11% of net revenues in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. No other customer accounted for greater than 10% of revenue in any period presented.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
n.Revenue Recognition
Recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company recognizes revenue when all of the following criteria are met: (1) the Company has entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of the Company's shipping terms permit the Company to recognize revenue at point of shipment or delivery. Certain shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, the Company defers the revenue recognized until title and control of the promised goods have passed to the customer. Shipping costs are charged to selling, marketing, general and administrative expense as incurred. Sales taxes are excluded from revenue.
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
Performance Obligations: Substantially all of the Company’s contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit products. Such sales represent a single performance obligation because the sale is one type of good or includes multiple goods that are neither capable of being distinct nor separable from the other promises in the contract. This performance obligation is satisfied when control of the product is transferred to the customer, which occurs upon shipment or delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2023, fiscal 2022 and fiscal 2021 were not material.
Transaction Price: The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. The vast majority of such consideration are credits issued to the distributor due to price protection, but also include sales made to distributors under agreements that allow certain rights of return, referred to as stock rotation. Price protection represents price discounts granted to certain distributors to allow the distributor to earn an appropriate margin on sales negotiated with certain customers and in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Stock rotation allows distributors limited levels of returns in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. A liability for distributor credits covering variable consideration is made based on the Company's estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions the Company has made based on its historical estimates. For fiscal 2023 and fiscal 2022, sales to distributors were approximately $7.5 billion and $7.5 billion, respectively, net of variable consideration for which the liability

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
balances as of October 28, 2023 and October 29, 2022 were $525.4 million and $749.4 million, respectively, and were recorded in accrued liabilities on the Consolidated Balance Sheets.
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
o.Accumulated Other Comprehensive (Loss) Income
AOCI includes certain transactions that have generally been reported in the Consolidated Statement of Shareholders’ Equity. The changes in components of AOCI at October 28, 2023 and October 29, 2022 consisted of the following:

	Foreign currency translation adjustment	Unrealized holding gains/losses on derivatives	Pension plans	Total
October 29, 2022	$(72,136)	$(119,613)	$(6,403)	$(198,152)
Other comprehensive income before reclassifications	(408)	8,433	(8,513)	(488)
Amounts reclassified out of other comprehensive loss	—	12,933	1,513	14,446
Tax	—	(3,796)	(312)	(4,108)
Other comprehensive income	(408)	17,570	(7,312)	9,850
October 28, 2023	$(72,544)	$(102,043)	$(13,715)	$(188,302)
The amounts reclassified out of AOCI into the Consolidated Statements of Income, with presentation location during each period were as follows:

Comprehensive Income Component	2023	2022	Location
Changes in unrealized holding gains/losses on derivatives
Currency forwards	$213	$9,474	Cost of sales
	538	5,637	Research and development
	(2,738)	9,492	Selling, marketing, general and administrative
Interest rate derivatives	14,920	14,923	Interest expense
	12,933	39,526	Total before tax
	(3,311)	(5,054)	Tax
	$9,622	$34,472	Net of tax

Amortization of pension components included in the computation of net periodic benefit cost
Actuarial losses	$1,513	$1,973	Net of tax

Total amounts reclassified out of AOCI, net of tax	$11,135	$36,445
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table sets forth the computation of basic and diluted earnings per share:

	2023	2022	2021
Net income (1)	$3,314,579	$2,748,561	$1,390,422

Basic shares:
Weighted-average shares outstanding	502,232	519,226	397,462
Earnings per common share basic	$6.60	$5.29	$3.50

Diluted shares:
Weighted-average shares outstanding	502,232	519,226	397,462
Assumed exercise of common stock equivalents	3,727	3,952	3,826
Weighted-average common and common equivalent shares	505,959	523,178	401,288
Earnings per common share diluted	$6.55	$5.25	$3.46
Anti-dilutive shares related to:
Outstanding stock options	253	608	424
_______________________________________
(1)For all fiscal years presented, income allocated to participating securities, if any, is not material.
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
The fair value of shares to be issued under the Company's employee stock purchase plan (ESPP) is computed using the Black-Scholes model at the commencement of an offering period in June and December of each year and the related expense is recorded over the offering period.
See Note 3, Stock-Based Compensation and Shareholders' Equity, of the Notes to Consolidated Financial Statements for additional information relating to stock-based compensation.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
s.New Accounting Pronouncements
Standards to Be Implemented
Acquired Contract Assets and Contract Liabilities
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt this standard in the first quarter of fiscal 2024 and apply to any future business combinations.
3. Stock-Based Compensation and Shareholders’ Equity
Equity Compensation Plans
The Company grants, or has granted, stock options and other stock and stock-based awards under the Company's 2020 Equity Incentive Plan (2020 Plan), which was approved by shareholders in March 2020. The 2020 Plan provides for the grant of up to 21.2 million shares of the Company’s common stock, which includes shares under the Company’s previous equity compensation plans, including the Amended and Restated 2006 Stock Incentive Plan and the Amended and Restated 2010 Equity Incentive Plan. The 2020 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2020 Plan. No award may be made under the 2020 Plan after March 11, 2030, but awards previously granted may extend beyond that date. The Company does not intend to grant further equity awards under any previous legacy equity compensation plans. In connection with the Acquisition, the Company assumed the Maxim 1996 Stock Incentive Plan (1996 Plan) and may grant stock options and other stock and stock-based awards under the 1996 Plan. As of October 28, 2023, a total of 15.1 million common shares were available for future grant under the 2020 Plan and 8.5 million common shares were available for future grant under the 1996 Plan.
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
Modification of Awards
The Company has, from time to time, modified the terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in fiscal 2023, fiscal 2022 and fiscal 2021 did not result in significant incremental compensation costs, either individually or in the aggregate.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Grant-Date Fair Value of Stock Options
Information pertaining to the Company’s stock option awards and the related estimated weighted-average assumptions to calculate the fair value of stock options using the Black-Scholes valuation model granted in fiscal 2021 is below. The Company did not grant stock option awards in fiscal 2023 or fiscal 2022.

2021
Options granted (in thousands)	644
Weighted-average exercise price	$145.04
Weighted-average grant-date fair value	$33.35
Assumptions:
Weighted-average expected volatility	35.3%
Weighted-average expected term (in years)	5.0
Weighted-average risk-free interest rate	0.8%
Weighted-average expected dividend yield	1.9%
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
Employee Stock Purchase Plan
The Company offers an ESPP to eligible employees, providing the opportunity to purchase shares of the Company's common stock at a discount through payroll deductions. Offering periods begin in June and December each year. U.S. employees are allowed to purchase the Company's common stock at the lesser of 85% of the fair market value of the common stock at either the beginning or end of the offering period. Eligible employees outside of the U.S. are allowed to purchase the Company's common stock at the lesser of 80% of the fair market value of the common stock at either the beginning or end of the offering period. As of October 28, 2023, a total of 4.5 million shares of the Company's common stock were available for future grant under the ESPP.
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 5.0% to all unvested stock-based awards as of October 28, 2023. This analysis will be re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Total stock-based compensation expense recognized is as follows:

	2023	2022	2021
Cost of sales	$36,703	$36,773	$22,028
Research and development	116,354	121,298	86,820
Selling, marketing, general and administrative	143,789	133,900	80,099
Special charges, net	2,977	31,516	54,664
Total stock-based compensation expense	$299,823	$323,487	$243,611
As of October 28, 2023 and October 29, 2022, the Company capitalized $12.9 million and $13.1 million, respectively, of stock-based compensation in inventory.
Stock-Based Compensation Activity
A summary of the activity under the Company’s stock option plans as of October 28, 2023 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at October 29, 2022	3,194	$89.13
Options exercised	(823)	$68.50
Options forfeited	(4)	$74.45
Options outstanding at October 28, 2023	2,367	$96.33	4.5	$152,060
Options exercisable at October 28, 2023	1,735	$81.04	3.6	$137,960
Options vested or expected to vest at October 28, 2023 (1)	2,361	$96.23	4.5	$151,904
_______________________________________
(1)In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2023, fiscal 2022 and fiscal 2021 was $95.0 million, $56.2 million and $93.2 million, respectively.
A summary of the Company’s restricted stock unit and award activity as of October 28, 2023 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 29, 2022	5,322	$142.54
Units/Awards granted	2,149	$180.18
Restrictions lapsed	(2,166)	$132.49
Forfeited	(258)	$155.78
Restricted stock units/awards outstanding at October 28, 2023	5,047	$162.20
As of October 28, 2023, there was $545.9 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options, restricted stock awards and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total grant-date fair value of awards that vested during fiscal 2023, fiscal 2022 and fiscal 2021 was approximately $298.2 million, $283.0 million and $207.0 million, respectively.

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
The Company’s share repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $16.7 billion of the Company’s common stock under the program, which includes the $8.5 billion authorization approved by the Board of Directors on August 25, 2021. The Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of October 28, 2023, the Company had repurchased a total of approximately 205.3 million shares of its common stock for approximately $14.5 billion under this program. An additional $2.1 billion remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity, and other factors deemed relevant by the Company.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2023		2022		2021
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Industrial	$6,555,222	53%	$6,186,114	51%	$4,021,105	55%
Automotive	2,915,199	24%	2,442,705	20%	1,245,605	17%
Communications	1,619,517	13%	1,863,156	16%	1,215,516	17%
Consumer	1,215,601	10%	1,521,978	13%	836,060	11%
Total revenue	$12,305,539	100%	$12,013,953	100%	$7,318,286	100%
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

	2023		2022		2021
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Distributors	$7,534,894	61%	$7,458,478	62%	$4,589,944	63%
Direct customers	4,603,166	37%	4,423,883	37%	2,600,353	36%
Other	167,479	1%	131,592	1%	127,989	2%
Total revenue	$12,305,539	100%	$12,013,953	100%	$7,318,286	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Information
Geographic revenue information for fiscal 2023, fiscal 2022 and fiscal 2021 reflects the geographic location of the distributors or OEMs who purchased the Company's products. This may differ from the geographic location of the end customers. In all periods presented, the predominant regions comprising “Rest of North and South America” are Canada and Mexico; the predominant regions comprising “Europe” are Germany, Sweden and the Netherlands; and the predominant regions comprising “Rest of Asia” are Taiwan, Malaysia, South Korea and Singapore.

	2023	2022	2021
Revenue
United States	$4,165,296	$4,025,398	$2,389,439
Rest of North and South America	88,579	72,497	42,830
Europe	3,001,871	2,534,423	1,592,989
Japan	1,397,119	1,221,549	787,966
China	2,229,631	2,563,536	1,614,396
Rest of Asia	1,423,043	1,596,550	890,666
Subtotal all foreign regions	8,140,243	7,988,555	4,928,847
Total revenue	$12,305,539	$12,013,953	$7,318,286
Property, plant and equipment
United States	$1,577,914	$1,117,404	$956,624
Ireland	573,684	343,728	206,353
Philippines	620,453	608,474	524,128
Thailand	209,660	143,558	126,040
Malaysia	123,574	119,670	84,971
All other regions	113,872	68,470	80,935
Subtotal all foreign regions	1,641,243	1,283,900	1,022,427
Total property, plant and equipment	$3,219,157	$2,401,304	$1,979,051

5.    Special Charges, Net
The Company monitors global macroeconomic conditions on an ongoing basis and continues to assess opportunities for improved operational effectiveness and efficiency, as well as a better alignment of expenses with revenues. As a result of these assessments, the Company has undertaken various actions resulting in special charges over the past several years.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Liabilities related to special charges, net are presented in accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Closure of Manufacturing Facilities	Global Repositioning Actions	Q4 2023 Plan
Balance at October 31, 2020	$45,176	$20,774	$—
Employee severance and benefit costs	200	28,731	—
Facility closure costs	11,880	—	—
Severance and benefit payments	(19,602)	(28,604)	—
Facility closure cost payments	(11,880)	—	—
Effect of foreign currency on accrual	—	164	—
Balance at October 30, 2021	$25,774	$21,065	$—
Employee severance and benefit costs	75	149,853	—
Facility closure costs	12,076	—	—
Severance and benefit payments	(22,805)	(118,567)	—
Facility closure cost payments	(12,491)	—	—
Effect of foreign currency on accrual	—	(281)	—
Balance at October 29, 2022	$2,629	$52,070	$—
Employee severance and benefit costs	—	45,064	113,995
Severance and benefit payments	(2,629)	(60,153)	(3,549)
Balance at October 28, 2023	$—	$36,981	$110,446
Accrued liabilities	$—	$13,845	$110,446
Other non-current liabilities	$—	$23,136	$—

Q4 2023 Plan
In the fourth quarter of fiscal 2023, the Company committed to a plan to reorganize its business (the Q4 2023 Plan). The Q4 2023 Plan, consisting of voluntary and involuntary reductions-in-force and other cost-savings initiatives, was commenced to adjust the Company’s cost structure and business activities to better align with weaker market demand and continued economic uncertainty in its end markets, as well as to make certain strategic shifts in its workforce necessary to achieve its long-term vision. The reductions-in-force, which are subject to the laws and regulations of the countries in which the actions are planned, are expected to impact positions in manufacturing, engineering and selling, marketing, general and administrative functions. The Company recorded net special charges of $114.0 million during the fourth quarter of fiscal 2023 related to the Q4 2023 Plan. In connection with the Q4 2023 Plan, the Company expects to incur special charges, net of between $120.0 million and $140.0 million, primarily related to reductions-in-force. The Company expects that the majority of the actions under the Q4 2023 Plan will be completed by the second quarter of fiscal 2024 ending May 4, 2024. The Company expects to settle these charges with cash on hand, together with existing and anticipated available short-term financing.
Global Repositioning Actions
The Company recorded net special charges of $532.7 million on a cumulative basis through October 28, 2023, as part of the integration of the Acquisition and continued organizational initiatives to consolidate its global footprint related to certain manufacturing, engineering, sales, marketing and administrative offices and to better align its global workforce with the Company's long-term strategic plan. The special charges include severance and fringe benefit costs, in accordance with the Company's ongoing benefit plan or statutory requirements at foreign locations, and the write-off of acquired intellectual property due to the Company's decision to discontinue certain product development strategies.
In connection with the Company’s decision during fiscal 2022 to transition its engineering, sales, marketing and administrative activities from its leased property in Santa Clara, California to its owned property in San Jose, California, the Company entered into a sublease agreement for a portion of the leased property and intends to sublease the remainder of this property. As a result of the sublease transaction, the Company recorded an impairment charge of $91.9 million in net special charges which represented the excess carrying value of the associated asset group over its estimated fair value. The Company estimated fair value using cash flows from the estimated net sublease rental income discounted at a market rate. The Company allocated $60.6 million, $28.1 million and $3.2 million of the impairment charge to right of use assets, leasehold improvements and office equipment, respectively.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Closure of Manufacturing Facilities
The Company recorded net special charges of $63.8 million on a cumulative basis through October 28, 2023 as a result of its decision to consolidate certain wafer and test facility operations acquired as part of the acquisition of Linear. The net special charges included cumulative gains of $18.0 million related to net proceeds received of approximately $67.5 million for the sale of its Hillview wafer fabrication facility and certain equipment located in Milpitas, California as well as the sale of its facility and certain equipment in Singapore.
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
In aggregate, the Company recognized $174.0 million of transaction-related costs, including legal, accounting and other related fees that were expensed in fiscal 2023, fiscal 2022 and fiscal 2021. These costs are included in the Consolidated Statements of Income in operating expenses within selling, marketing, general and administrative expenses.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Twelve Months Ended (unaudited)
October 30, 2021
Revenue	$9,541,488
Net income	$1,578,274
Basic net income per common share	$2.94
Diluted net income per common share	$2.91
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

8.    Accrued Liabilities
Accrued liabilities at October 28, 2023 and October 29, 2022 consisted of the following:

	2023	2022
Distributor price adjustments and other revenue reserves	$525,405	$749,402
Accrued compensation and benefits	308,001	465,536
Accrued special charges	124,291	54,699
Interest rate swap	81,602	—
Lease liabilities	64,745	53,628
Accrued interest	40,412	33,298
Accrued taxes	36,649	22,815
Accrued withholdings related to ESPP	32,441	28,131
Other	139,062	187,141
Total accrued liabilities	$1,352,608	$1,594,650
9.    Leases
The Company enters into operating leases which primarily relate to certain facilities and, to a lesser extent, finance leases. Finance leases were not a material component of the Company's lease portfolio in the periods presented. The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. Lease assets represent the Company's right to use underlying assets for the lease term, and lease liabilities represent the obligation to make lease payments over the lease term. At lease commencement, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. The Company has agreements with lease and non-lease components, which are accounted for as a single lease component. Non-lease components may include real estate taxes, insurance, maintenance, parking and other operating costs. If these costs are variable costs they are not included in the measurement of the right-of-use assets and lease liabilities, but are expensed when the event determining the amount of variable consideration to be paid occurs. The Company’s leases have remaining lease terms of less than one year to approximately twenty-two years, some of which may include options to extend the initial term of the lease. These options are included in determining the initial lease term at lease commencement only if the Company is reasonably certain to exercise the option. Lease costs are recognized on a straight-line basis as lease expense over the lease term. For leases with terms of twelve months or less the Company recognizes the related lease payments as expense either on a straight-line basis over the lease term or as incurred depending on whether the lease payments are fixed or variable. The Company subleases certain properties that are not used in its core business operations (See Note 5, Special Charges, Net, of the Notes to Consolidated Financial Statements). Sublease income for fiscal 2023 was $12.9 million.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents supplemental balance sheet information related to the Company's operating leases:

	October 28, 2023	October 29, 2022
Assets
Operating lease right-of-use assets in Other assets	$277,220	$262,997
Liabilities
Operating lease liabilities in Accrued liabilities	$64,745	$53,628
Operating lease liabilities in Other non-current liabilities	$360,460	$337,279
Details of the Company's operating leases are as follows:

	October 28, 2023	October 29, 2022
Lease expense	$66,818	$60,660
Cash paid for amounts included in the measurement of operating lease liabilities
Cash flows from operating leases	$68,759	$61,915
Lease assets obtained in exchange for new lease liabilities	$66,760	$107,631
Weighted average remaining lease term	7.1 years	7.6 years
Weighted average discount rate	3.6%	3.3%
The following table presents the maturities of the Company's operating lease liabilities as of October 28, 2023:

Fiscal year
2024	$80,998
2025	76,815
2026	71,750
2027	65,278
2028	52,925
Thereafter	146,896
Total future minimum operating lease payments	494,662
Less: imputed interest	(69,457)
Present value of operating lease liabilities	$425,205
The following table presents the future minimum cash receipts as a result of subleases as of October 28, 2023:

Fiscal year
2024	$13,287
2025	15,231
2026	15,683
2027	16,153
2028	16,635
Thereafter	29,365
Total future minimum cash receipts	$106,354
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
On March 17, 2022, Walter E. Ryan and Ryan Asset Management, LLC, purported stockholders of Maxim Integrated Products, Inc. (Maxim), filed a putative class action in the Court of Chancery of the State of Delaware (C.A. No. 2022—0255) against the Company and the former directors of Maxim. The complaint alleges breaches of fiduciary duties by the individual defendants in connection with Maxim’s agreement, as part of the merger negotiations with the Company, to suspend Maxim dividends for up to four quarters prior to the closing of the Acquisition. The complaint further alleges that the Company aided

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and abetted those alleged breaches of fiduciary duties. The plaintiffs seek damages in an amount to be determined at trial, plaintiffs’ costs and disbursements, including reasonable attorneys’ and experts’ fees, costs and other expenses. On May 2, 2023, the Court of Chancery entered an order dismissing the action in its entirety and with prejudice. On May 9, 2023, the plaintiffs filed a Motion for Reargument, which the Court denied on May 30, 2023. On June 21, 2023, the plaintiffs filed a Notice of Appeal to the Delaware Supreme Court. The appeal is fully briefed and remains pending. The Company believes that it and the other defendants have meritorious arguments in response to the appeal and defenses to the underlying allegations; however, the Company is currently unable to determine the ultimate outcome of this matter or determine an estimate, or a range of estimates, of potential losses, if any.
The Company has supplier commitments of approximately $705.6 million for the purchase of materials and supplies in advance or with minimum purchase quantities through 2031.

11.    Retirement Plans
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees.
Defined Contribution Plans
The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plans for all eligible U.S. employees was $76.0 million in fiscal 2023, $65.2 million in fiscal 2022 and $52.1 million in fiscal 2021.
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
Defined Benefit Pension and Post Retirement Benefit Plans
The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to the various defined benefit pension, contribution and other retirement plans for certain non-U.S. employees was $55.3 million in fiscal 2023, $51.4 million in fiscal 2022 and $45.9 million in fiscal 2021.
The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The Company has elected to measure defined benefit plan assets and obligations as of October 31, which is the month-end that is closest to its fiscal year-ends, which were October 28, 2023 for fiscal 2023 and October 29, 2022 for fiscal 2022.
As a result of the Acquisition, the Company acquired a postretirement plan that provides postretirement medical expenses to certain former employees of a Maxim acquired company and certain former Maxim executives in the U.S.
Components of Net Periodic Benefit Cost
Net annual periodic benefit cost of the Company’s pension and postretirement benefit plans for fiscal 2023, fiscal 2022 and fiscal 2021 is presented in the following table:

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2023	2022	2021
Service cost	$7,728	$10,914	$9,207
Interest cost	8,773	6,148	4,071
Expected return on plan assets	(5,236)	(4,540)	(3,759)
Recognized actuarial loss	1,168	2,299	2,973
Subtotal	$12,433	$14,821	$12,492
Settlement impact	173	(35)	(6)
Net periodic benefit cost	$12,606	$14,786	$12,486
The service cost component of net periodic benefit cost above is recorded in Cost of sales, Research and development, Selling, marketing, general and administrative expenses within the Consolidated Statements of Income, while the remaining components are recorded to Other, net.
Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s pension and postretirement benefit plans at October 28, 2023 and October 29, 2022 is presented in the following table:

	2023	2022
Change in Benefit Obligation
Benefit obligation at beginning of year	$157,730	$242,593
Service cost	7,728	10,914
Interest cost	8,773	6,148
Acquisition of Maxim benefit obligation	(3,880)	—
Settlement	(1,887)	(1,052)
Actuarial gain	574	(68,806)
Benefits paid	(6,352)	(3,596)
Exchange rate adjustment	5,182	(28,471)
Benefit obligation at end of year	$167,868	$157,730
Change in Plan Assets
Fair value of plan assets at beginning of year	$84,029	$128,283
Actual return on plan assets	(2,831)	(34,231)
Employer contributions	10,811	11,344
Settlements	(1,887)	(1,052)
Benefits paid	(6,352)	(3,596)
Exchange rate adjustment	3,836	(16,719)
Fair value of plan assets at end of year	$87,606	$84,029
Reconciliation of Funded Status
Funded status	$(80,262)	$(73,701)
Amounts Recognized in the Balance Sheet
Non-current assets	$—	$1,185
Current liabilities	$(4,222)	$(2,638)
Non-current liabilities	(76,040)	(72,248)
Net amount recognized	$(80,262)	$(73,701)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2023	2022
Reconciliation of Amounts Recognized in the Statement of Financial Position
Prior service credit	(27)	(29)
Net loss	(12,304)	(5,302)
Accumulated other comprehensive loss	(12,331)	(5,331)
Accumulated contributions less than net periodic benefit cost	(67,931)	(68,370)
Net amount recognized	$(80,262)	$(73,701)
Changes Recognized in Other Comprehensive Income (Loss)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net gain/loss arising during the year	$8,876	$(31,223)
Effect of exchange rates on amounts included in AOCI	(536)	(4,882)
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net loss	(1,340)	(2,264)
Total recognized in other comprehensive gain/loss	$7,000	$(38,369)
Total recognized in net periodic cost and other comprehensive loss	$19,606	$(23,583)
Estimated amounts that will be amortized from AOCI over the next fiscal year
Net loss	$(1,281)	$(1,067)
The accumulated benefit obligation for the Company’s pension and postretirement benefit plans was $120.1 million and $111.3 million at October 28, 2023 and October 29, 2022, respectively.
Information relating to the Company’s pension and postretirement benefit plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at October 28, 2023 and October 29, 2022 is presented in the following table:

	2023	2022
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$169,356	$120,763
Fair value of plan assets	$87,606	$45,879
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$112,200	$62,980
Accumulated benefit obligation	$98,477	$49,429
Fair value of plan assets	$45,555	$2,573
Assumptions
The range of assumptions used for the Company’s pension and postretirement benefit plans reflects the different economic environments within the various countries as well as the differences in the attributes of the participants.
The projected benefit obligation was determined using the following weighted-average assumptions:

	2023	2022
Discount rate	5.73%	5.44%
Rate of increase in compensation levels	4.34%	4.08%
Net annual periodic benefit cost was determined using the following weighted average assumptions:

	2023	2022
Discount rate	5.44%	2.77%
Expected long-term return on plan assets	5.84%	3.73%
Rate of increase in compensation levels	4.08%	3.70%

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
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of October 28, 2023 and October 29, 2022 using the same three-level hierarchy described in Note 2j, Fair Value, of the Notes to Consolidated Financial Statements:

	October 28, 2023			October 29, 2022
	Fair Value Measurement at Reporting Date Using:			Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Unit trust funds(1)	$—	$4,803	$4,803	$—	$3,625	$3,625
Equities(1)	7,851	8,375	16,226	6,700	7,767	14,467
Fixed income securities(2)	—	29,020	29,020	—	28,214	28,214
Property (3)	—	4,624	4,624	—	4,773	4,773
Investment Funds (4)	—	22,933	22,933	—	29,760	29,760
Cash and cash equivalents	10,000	—	10,000	3,190	—	3,190
Total assets measured at fair value	$17,851	$69,755	$87,606	$9,890	$74,139	$84,029

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated future cash flows
Expected fiscal 2024 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2024	$8,779
Expected Benefit Payments
2024	$7,470
2025	$6,481
2026	$6,719
2027	$7,481
2028	$8,618
2029 through 2033	$60,534

12.    Income Taxes
The Company's effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where the Company's income is earned. The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense for fiscal 2023, fiscal 2022 and fiscal 2021 is as follows:

	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Income tax provision reconciliation:
Tax at statutory rate	$757,681	$650,737	$279,030
Net foreign income subject to lower tax rate	(358,944)	(358,725)	(227,470)
State income taxes, net of federal benefit	4,453	(15,615)	(28,052)
Valuation allowance	(6,641)	29,737	13,263
Federal research and development tax credits	(65,391)	(58,625)	(37,902)
Change in uncertain tax positions	17,985	19,394	(1,061)
Amortization of purchased intangibles	142,358	142,375	146,094
Acquisition and integration costs	—	—	11,367
Taxes attributable to the Tax Cuts and Jobs Act of 2017	(81,695)	—	—
U.S. effects of international operations	(98,286)	(47,665)	(24,624)
Windfalls (under ASU 2016-09)	(24,211)	(16,717)	(26,365)
Intra-entity transfer of intangible assets	—	—	(188,804)
Other, net	6,115	5,292	22,816
Total income tax provision (benefit)	$293,424	$350,188	$(61,708)
Income before income taxes for fiscal 2023, fiscal 2022 and fiscal 2021 includes the following components:

Income before income taxes (1)	2023	2022	2021
Domestic	$846,592	$958,465	$508,100
Foreign	2,761,411	2,140,284	820,614
Income before income taxes	$3,608,003	$3,098,749	$1,328,714
_______________________________________
(1)Income before income taxes reflects deemed intercompany royalties in all periods presented.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of the provision for (benefit from) income taxes for fiscal 2023, fiscal 2022 and fiscal 2021 are as follows:

	2023	2022	2021
Current:
Federal tax	$303,146	$304,556	$134,652
State	11,772	13,214	7,772
Foreign	431,452	359,173	202,790
Total current	$746,370	$676,943	$345,214
Deferred:
Federal	$(508,741)	$(341,777)	$515,541
State	2,063	(612)	(12,444)
Foreign	53,732	15,634	(910,019)
Total deferred	$(452,946)	$(326,755)	$(406,922)
Provision for (benefit from) income tax	$293,424	$350,188	$(61,708)
The Company’s effective tax rate for fiscal 2023 was impacted by a discrete income tax benefit recorded of $81.7 million resulting from the approval granted by the Joint Committee on Taxation of its federal corporate income tax relief claim which reduced the amount of transition tax owed under the Tax Cuts and Jobs Act.
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
The Company carries other outside basis differences in its subsidiaries, primarily arising from acquisition accounting adjustments and certain undistributed earnings that are considered indefinitely reinvested. As of October 28, 2023, the Company has not recognized deferred income tax on $33.6 billion of outside basis differences because of its intent and ability to indefinitely reinvest these basis differences. These basis differences could be reversed through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events, none of which are considered probable at this time. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The significant components of the Company’s deferred tax assets and liabilities for fiscal 2023 and fiscal 2022 are as follows:

	2023	2022
Deferred tax assets:
Inventory reserves	$20,159	$16,584
Reserves for compensation and benefits	57,603	60,871
Tax credit carryovers	313,891	327,671
Stock-based compensation	10,734	25,059
Net operating losses	42,825	43,696
Intangible assets	1,955,752	1,975,096
Lease liability	82,305	76,709
Capitalization of R&D expenses (1)	421,485	155,099
Other	88,164	93,697
Total gross deferred tax assets	2,992,918	2,774,482
Valuation allowance	(332,464)	(339,105)
Total deferred tax assets	2,660,454	2,435,377
Deferred tax liabilities:
Depreciation	(122,125)	(96,660)
Deferred GILTI tax liabilities	(2,654,817)	(2,824,332)
Right of use asset	(60,343)	(55,858)
Acquisition-related intangibles	(727,749)	(816,177)
Total gross deferred tax liabilities	(3,565,034)	(3,793,027)
Net deferred tax liabilities	$(904,580)	$(1,357,650)
_______________________________________________
(1) As of October 28, 2023, the Company included the effects of the mandatory capitalization and amortization of research and development expenses which began in fiscal 2023 under the Tax Cuts and Jobs Act.
The valuation allowances of $332.5 million and $339.1 million as of October 28, 2023 and October 29, 2022, respectively, are primarily for the Company’s state R&D credit carryforwards, foreign net operating losses and international credit carryforwards. The Company believes that it is more-likely-than-not that these credit carryovers will not be realized and as a result has recorded a partial valuation allowance.
The federal and state net operating losses of $89.9 million will begin to expire in fiscal 2035 while foreign net operating loss carryovers of $145.2 million have no expiration date. There are also $299.7 million of federal and state credit carryovers and $14.2 million of foreign investment tax credit carryovers that begin to expire in the fiscal year ending November 1, 2025.
As of October 28, 2023 and October 29, 2022, the Company had unrealized tax benefits, net of indirect tax benefits, of $187.4 million and $165.3 million, respectively, which if settled in the Company's favor, would lower the Company's effective tax rate in the period recorded. Liabilities for unrealized tax benefits are primarily classified as non-current because the Company believes that the ultimate payment or settlement of these liabilities will not occur within the next twelve months. As of October 28, 2023 and October 29, 2022, the Company had liabilities of approximately $70.7 million and $45.5 million, respectively, for interest and penalties, which is included within the provision for (benefit from) income taxes in the Consolidated Statements of Income.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2021 through fiscal 2023:

Unrealized Tax Benefits
Balance, October 31, 2020	$21,291
Additions for tax positions related to current year	4,713
Additions for tax positions related to prior years	19,790
Additions for tax positions related to the Acquisition	91,179
Reductions due to lapse of applicable statute of limitations	(4,452)
Balance, October 30, 2021	$132,521
Additions for tax positions related to the Acquisition	15,267
Additions for tax positions related to current year	11,800
Additions for tax positions related to prior years	9,704
Reductions due to lapse of applicable statute of limitations	(3,965)
Balance, October 29, 2022	$165,327
Additions for tax positions related to current year	5,895
Additions for tax positions related to prior years	17,096
Reductions due to lapse of applicable statute of limitations	(903)
Balance, October 28, 2023	$187,415

In fiscal 2021, the Company acquired $125.5 million in reserves as part of the Acquisition consisting of $91.2 million in tax and $34.3 million in accrued interest.
In fiscal 2023, the Company continued to engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of unrealized tax benefits, including accrued interest and penalties, could decrease by up to $160.0 million within the next twelve months due to the completion of federal tax audits, including any administrative appeals. The $160.0 million primarily relates to matters involving federal taxation of international income and cross-border transactions.
The Company has numerous audits ongoing at any time throughout the world including: an IRS income tax audit for fiscal year ended November 2, 2019 (fiscal 2019) and fiscal year ended November 3, 2018 (fiscal 2018), a pre-Acquisition IRS income tax audit for Maxim's fiscal years ended June 27, 2015 through August 26, 2021, and various U.S. state and local tax audits and international audits, including an Irish corporate tax audit for fiscal 2019. The Company’s U.S. federal tax returns prior to fiscal 2018 are no longer subject to examination, except for the applicable Maxim pre-Acquisition fiscal years noted above.
13.    Revolving Credit Facility
On June 23, 2021, the Company entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent and the other banks identified therein as lenders, which was subsequently amended on December 20, 2022 and July 24, 2023 (as amended, the Revolving Credit Agreement). The Revolving Credit Agreement provides for a five year, unsecured, revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions).
In the first quarter of fiscal 2023, the Company amended the Revolving Credit Agreement, replacing the LIBOR interest rate provisions with interest rate provisions based on a forward-looking term rate based on the Secured Overnight Financing Rate (SOFR) plus a 10 basis point credit spread adjustment. After the amendment, revolving loans under the Revolving Credit Agreement can be Term SOFR Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement) at the Company's option. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable adjusted term SOFR plus a margin based on the Company's Debt Ratings (as defined in the Revolving Credit Agreement) from time to time of between 0.690% and 1.175%. As of October 28, 2023, the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
In addition, the Company has agreed to pay a facility fee based on the Company's Debt Ratings from time to time of between 0.060% and 0.200% multiplied by the actual daily amount of the Commitments (as defined in the Revolving Credit Agreement) in effect. The Revolving Credit Agreement also contains a sustainability-linked pricing component which provides

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for interest rate and facility fee reductions or increases based on the Company meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions and renewable energy usage. For calendar year 2022, the Company was within its target threshold range for greenhouse gas emission which resulted in no pricing adjustment. The Company exceeded the target threshold for renewable energy usage, which resulted in a modest pricing benefit on its commitment fee and any future borrowings. This adjustment did not have a material impact on the Company's business, net income or financing costs. The Revolving Credit Agreement includes a multicurrency borrowing feature for certain specified foreign currencies. The Company will guarantee the obligations of each subsidiary that is named a Designated Borrower under the Revolving Credit Agreement.
The Revolving Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of October 28, 2023, the Company was in compliance with these covenants.
14.    Debt
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the December 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The net proceeds of the offering were $1.2 billion, after discounts and issuance costs. On October 5, 2021 and October 7, 2021, $325.5 million, or 38.3%, of the $850.0 million aggregate principal amount of the December 2025 Notes at a price of $1,112.13 for each $1,000 principal amount of December 2025 Notes, and $67.4 million, or 16.85%, of the $400.0 million aggregate principal amount of the 2045 Notes at a price of $1,400.67 for each $1,000 principal amount of 2045 Notes, were tendered for repurchase and canceled. On October 20, 2021, the remaining December 2025 Notes were redeemed for cash at a redemption price equal to $1,103.81 for each $1,000 principal amount of the December 2025 Notes. Debt discounts and issuance costs will be amortized through interest expense over the term of the 2045 Notes. The 2045 Notes are subordinated to any future secured debt and to the other liabilities of the Company's subsidiaries. The 2045 Notes were issued pursuant to a base indenture (the ADI Base Indenture) between the Company and The Bank of New York Mellon Trust Company as trustee, as supplemented by a supplemental indenture, which contain certain covenants, events of default and other customary provisions. The covenants applicable to the 2045 Notes limit the Company's ability to incur, create, assume or guarantee any debt secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of October 28, 2023, the Company was in compliance with these covenants.
On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The net proceeds of the offering were $2.1 billion, after discounts and issuance costs. On October 5, 2021, (i) $71.2 million, or 17.80%, of the $400.0 million aggregate principal amount of the 2021 Notes at a price of $1,001.77 for each $1,000 principal amount of 2021 Notes, (ii) $282.7 million, or 51.41%, of the $550.0 million aggregate principal amount of the December 2023 Notes at a price of $1,053.78 for each $1,000 principal amount of December 2023 Notes and (iii) $105.7 million, or 42.29%, of the $250.0 million aggregate principal amount of the 2036 Notes at a price of $1,239.96 for each $1,000 principal amount of 2036 Notes were tendered for redemption. On October 20, 2021, the remaining 2021 Notes and December 2023 Notes were redeemed for cash at a redemption price equal to $1,000.98 for each $1,000 principal amount of 2021 Notes and $1,050.17 for each $1,000 principal amount of December 2023 Notes. Debt discounts and issuance costs will be amortized through interest expense over the term of the respective notes. The 2026 Notes and 2036 Notes rank without preference or priority among themselves and equally in right of payment with all other existing and future senior unsecured debt and senior in right of payment to all of the Company's future subordinated debt. The 2026 Notes and 2036 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. As of October 28, 2023, the Company was in compliance with these covenants.
On April 8, 2020, in an underwritten public offering of green bonds, the Company issued $400.0 million aggregate principal amount of 2.95% senior unsecured notes due April 1, 2025 (the April 2025 Notes), with semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing on October 1, 2020. The Company used the net proceeds of $395.6 million from the green bond offering to finance or refinance new and existing eligible projects involving renewable energy, green buildings, and eco-efficient products, production technologies and processes. Debt discounts and underwriting fees will be amortized through interest expense over the term of the April 2025 Notes. At any time prior to March 1, 2025, the Company may, at its option, redeem some or all of the April 2025 Notes at a redemption price equal to the greater of 100% of

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the principal amount of the April 2025 Notes being redeemed and the make-whole premium, plus accrued and unpaid interest on the April 2025 Notes being redeemed, if any, to but excluding the date of redemption. The April 2025 Notes are unsecured and rank equally in right of payment with all of the Company's other existing and future unsecured senior indebtedness. The April 2025 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. As of October 28, 2023, the Company was in compliance with these covenants.
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
On October 5, 2021, in an underwritten public offering, the Company issued $500.0 million aggregate principal amount of floating rate senior notes due October 1, 2024 (the Floating Rate Notes), $750.0 million aggregate principal amount of 1.7% sustainability-linked senior notes due October 1, 2028 (the Sustainability-Linked Senior Notes), $1.0 billion aggregate principal amount of 2.1% senior notes due October 1, 2031 (the 2031 Notes), $750.0 million aggregate principal amount of 2.8% senior notes due October 1, 2041 (the 2041 Notes), and $1.0 billion aggregate principal amount of 2.95% senior notes due October 1, 2051 (the 2051 Notes, and, together with the Floating Rate Notes, the Sustainability-Linked Senior Notes, the 2031 Notes and the 2041 Notes, the Notes). The Floating Rate Notes bear interest at a floating annual rate equal to a benchmark rate, which initially is Compounded SOFR (as defined in the Supplemental Indenture) plus 25 basis points. As of October 28, 2023, the interest rate on the Floating Rate Notes was 0.3% per annum. Interest payments on the Floating Rate Notes are due on January 1, April 1, July 1 and October 1 of each year, beginning on January 1, 2022. The Sustainability-Linked Senior Notes initially bear interest at a rate of 1.7% per annum and are subject to an increase of an additional 30 basis points from April 1, 2026 to the maturity date unless the Sustainability Performance Target (as defined in the Sustainability-Linked Senior Notes) has been satisfied. Semi-annual fixed interest payments on the Sustainability-Linked Senior Notes, the 2031 Notes, the 2041 Notes and the 2051 Notes are due on April 1 and October 1 of each year, beginning on April 1, 2022.
At any time prior to August 1, 2028 in the case of the Sustainability-Linked Senior Notes, July 1, 2031 in the case of the 2031 Notes, April 1, 2041 in the case of the 2041 Notes and April 1, 2051 in the case of the 2051 Notes (each, a Par Call Date), the Company may, at its option, redeem some or all of the applicable series of Notes at a redemption price equal to the greater of (i) 100% of the principal amount of such series of Notes being redeemed and (ii) the make-whole redemption price (as described in the Supplemental Indenture). On and after the applicable Par Call Date, the Company may, at its option, redeem some or all of the applicable series of Notes at a redemption price equal to 100% of the principal amount of the Notes being redeemed. In each case, the Company will also pay the accrued and unpaid interest on the Notes being redeemed to, but excluding, the date of redemption. The Company may not redeem the Floating Rate Notes prior to their maturity. The Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness. Debt discounts and issuance costs will be amortized through interest expense over the term of the respective Notes. The Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of October 28, 2023, the Company was in compliance with these covenants.
On September 15, 2022, in an underwritten public offering, the Company issued $300.0 million aggregate principal amount of 4.250% senior notes due October 1, 2032 (the 2032 Notes) with semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing April 1, 2023. The net proceeds of the offering were $296.1 million, after discounts and issuance costs. Prior to July 1, 2032 (three months prior to the maturity date), the Company may, at its option, redeem the 2032 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the notes matured on July 1, 2032) on a semi-annual basis at the Treasury Rate plus 20 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after July 1, 2032, the Company may, at its option, redeem the 2032 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2032 Notes being redeemed plus accrued and unpaid interest thereon to the redemption date. The 2032 Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness. The 2032 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. As of October 28, 2023, the Company was in compliance with these covenants.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On October 7, 2022, the Company completed an offer to exchange any and all outstanding Maxim 2027 Notes, for new 3.450% Senior Notes due June 15, 2027 to be issued by the Company (the Unregistered 2027 Notes) and cash. Pursuant to the exchange offer, $440.2 million aggregate principal amount of the Maxim 2027 Notes were tendered and subsequently accepted for exchange, and the Company retired and canceled all Maxim 2027 Notes accepted for exchange. In exchange for the tendered Maxim 2027 Notes, the Company issued approximately $440.2 million aggregate principal amount of Unregistered 2027 Notes pursuant to a private exchange offer exempt from, or not subject to, registration under the Securities Act of 1933, as amended (the Securities Act) and $0.5 million in cash. Following settlement of the exchange offer, $59.8 million aggregate principal amount of the Maxim 2027 Notes remained outstanding, The Unregistered 2027 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain certain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. The Unregistered 2027 Notes bear interest at a rate of 3.450% per annum, with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing on December 15, 2022 and will mature on June 15, 2027. On April 26,2023, the Company redeemed for cash all of the outstanding $59.8 million aggregate principal amount of Maxim 2027 Notes in accordance with the terms of the indenture governing the Maxim 2027 Notes. The Maxim 2027 Notes were redeemed for cash at a redemption price equal to $1,012.55 for each $1,000 principal of the Maxim 2027 Notes and included accrued interest. As of April 27, 2023, there were no Maxim 2027 Notes outstanding. On September 19, 2023, the Company completed an offer to exchange in which the Company exchanged Unregistered 2027 Notes for a like principal amount of new notes that are identical in all material respects to the terms of the Unregistered 2027 Notes, except that the new notes have been registered under the Securities Act and the transfer restrictions, registration rights and additional interest provisions relating to the Unregistered 2027 Notes do not apply to the new notes (the 2027 Notes). As of October 28, 2023, the Company was in compliance with the covenants contained in the indenture and supplemental indenture governing the 2027 Notes.
On April 14, 2023, the Company established a commercial paper program under which the Company may issue short-term, unsecured commercial paper notes (CP Notes) in amounts up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 397 days from the date of issuance. The CP Notes will be sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance. The Company intends to use the net proceeds of the CP Notes for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital. As of October 28, 2023, the Company had $547.2 million of outstanding borrowings under the commercial paper program recorded in the Consolidated Balance Sheet. The carrying value of the outstanding CP Notes approximated fair value at October 28, 2023.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s debt consisted of the following as of October 28, 2023 and October 29, 2022:

	October 28, 2023		October 29, 2022
	Principal	Unamortized discounts, debt issuance costs and fair value adjustments	Principal	Unamortized discount and debt issuance costs
2024 Notes, due October 2024	$—	$—	$500,000	$1,973
2025 Notes, due April 2025	400,000	1,261	400,000	2,145
2026 Notes, due December 2026	900,000	3,983	900,000	5,258
Maxim Notes, due June 2027	—	—	59,788	(5,311)
2027 Notes, due June 2027	440,212	(28,750)	440,212	(37,182)
2028 Notes, due October 2028	750,000	7,314	750,000	8,795
2031 Notes, due October 2031 (1)	1,000,000	92,599	1,000,000	12,381
2032 Notes, due October 2032	300,000	3,438	300,000	3,822
2036 Notes, due December 2036	144,278	1,577	144,278	1,696
2041 Notes, due October 2041	750,000	12,190	750,000	12,868
2045 Notes, due December 2045	332,587	3,623	332,587	3,787
2051 Notes, due October 2051	1,000,000	17,385	1,000,000	18,008
Total Long-Term Debt	6,017,077	114,620	6,576,865	28,240
2024 Notes, due October 2024	500,000	948	—	—
Commercial paper notes	547,224	—	—	—
Total Current Debt	1,047,224	948	—	—
Total Debt	$7,064,301	$115,568	$6,576,865	$28,240
_________________________________
(1) Includes fair value adjustment related to interest rate swap related to outstanding debt. See Note 2i, Derivative Instruments and Hedge Agreements, for more information.
15.    Subsequent Events
On November 20, 2023, the Board of Directors of the Company declared a cash dividend of $0.86 per outstanding share of common stock. The dividend will be paid on December 14, 2023 to all shareholders of record at the close of business on December 4, 2023 and is expected to total approximately $426.8 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of October 28, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 28, 2023, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of October 28, 2023. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of October 28, 2023, our internal control over financial reporting is effective based on those criteria.
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

(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Analog Devices, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Analog Devices, Inc.’s internal control over financial reporting as of October 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Analog Devices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of October 28, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 28, 2023 and October 29, 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended October 28, 2023, and the related notes and schedule listed in the Index at Item 15(a)(2) and our report dated November 21, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
November 21, 2023

(d) Changes in Internal Controls over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended October 28, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2023.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item is contained in our 2024 proxy statement to be filed with the U.S. Securities and Exchange Commission (the SEC) within 120 days after October 28, 2023 and is incorporated herein by reference.
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
During fiscal 2023, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2023 proxy statement.

ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is contained in our 2024 proxy statement to be filed with the SEC within 120 days after October 28, 2023 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is contained in our 2024 proxy statement to be filed with the SEC within 120 days after October 28, 2023 and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is contained in our 2024 proxy statement to be filed with the SEC within 120 days after October 28, 2023 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered accounting firm is Ernst & Young, Boston, Massachusetts (PCAOB ID: 42).
Information required by this item is contained in our 2024 proxy statement to be filed with the SEC within 120 days after October 28, 2023 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended October 28, 2023, October 29, 2022 and October 30, 2021

—	Consolidated Statements of Comprehensive Income for the years ended October 28, 2023, October 29, 2022 and October 30, 2021

—	Consolidated Balance Sheets as of October 28, 2023 and October 29, 2022

—	Consolidated Statements of Shareholders’ Equity for the years ended October 28, 2023, October 29, 2022 and October 30, 2021

—	Consolidated Statements of Cash Flows for the years ended October 28, 2023, October 29, 2022 and October 30, 2021

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
4.6
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

4.8
Supplemental Indenture, dated September 15, 2022, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on September 15, 2022 and incorporated herein by reference.

4.9
Supplemental Indenture, dated as of October 7, 2022, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 7, 2022 and incorporated herein by reference.

4.10
Registration Rights Agreement, dated as of October 7, 2022, between Analog Devices, Inc. and TD Securities (USA) LLC, filed as exhibit 4.5 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on October 7, 2022, and incorporated herein by reference.

4.11
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

†*10.7	Analog Devices, Inc. Amended and Restated Deferred Compensation Plan effective as of January 1, 2024.
*10.8
Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company, filed as exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2003 (File No. 1-7819) as filed with the Commission on December 23, 2003 and incorporated herein by reference.

*10.9
First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005, filed as exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2006 (File No. 1-7819) as filed with the Commission on November 20, 2006 and incorporated herein by reference.

*10.10
Second Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of December 10, 2007, filed as exhibit 10.41 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

*10.11
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

*10.16
Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2020 (File No. 1-7819) as filed with the Commission on February 19, 2020 and incorporated herein by reference.

*10.17
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2020 (File No. 1-7819) as filed with the Commission on February 19, 2020 and incorporated herein by reference.

*10.18
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

*10.20
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan, filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2020 (File No. 1-7819) as filed with the Commission on February 19, 2020 and incorporated herein by reference.

*10.21
Non-Qualified Performance Stock Option Agreement – CEO Performance Stock Option Award, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-07819) as filed with the Commission on December 17, 2020 and incorporated herein by reference.

*10.22
Form of Performance Restricted Stock Unit Agreement – Integration Award, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-07819) as filed with the Commission on December 17, 2020 and incorporated herein by reference.

*10.23
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

*10.27
Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the 2020 Equity Incentive Plan adopted December 8, 2020, filed as exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 (File No. 1-7819) as filed with the Commission on February 17, 2021 and incorporated herein by reference.

*10.28
Form of Financial Metric Performance Restricted Stock Unit Agreement for China Employees for usage under the 2020 Equity Stock Incentive Plan adopted December 8, 2020, filed as exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 (File No. 1-7819) as filed with the Commission on February 17, 2021 and incorporated herein by reference.

Exhibit No.	Description
*10.29
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

*10.33
Form of EVP Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted March 7, 2022, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 (File No. 1-7819) as filed with the Commission on May 18, 2022 and incorporated herein by reference.

*10.34
Form of EVP Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted March 7, 2022, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 (File No. 1-7819) as filed with the Commission on May 18, 2022 and incorporated herein by reference.

*10.35
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted April 4, 2022, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 (File No. 1-7819) as filed with the Commission on May 18, 2022 and incorporated herein by reference.

*10.36
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

*10.37
Form of Executive Financial Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted June 6, 2022, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022 (File No. 1-7819) as filed with the Commission on August 17, 2022 and incorporated herein by reference.

*10.38
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 5, 2022, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 (File No. 1-7819) as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.39
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 5, 2022, filed as exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 (File No. 1-7819) as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.40
Form of Restricted Stock Unit Agreement for Non-Employee Directors for usage under the Company's 2020 Equity Incentive Plan adopted December 5, 2022, filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 (File No. 1-7819) as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.41
Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 5, 2022, filed as exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 (File No. 1-7819) as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.42
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 5, 2022, filed as exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 (File No. 1-7819) as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.43
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted April 3, 2023, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2023 (File No. 1-7819) as filed with the Commission on May 24, 2023 and incorporated herein by reference.

Exhibit No.	Description
*10.44
RSU Equity Award Conversion Agreement, filed as exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 (File No. 1-7819) as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.45
RSA Equity Award Conversion Agreement, filed as exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 (File No. 1-7819) as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.46
MSU Equity Award Conversion Agreement, filed as exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 (File No. 1-7819) as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.47
Form of Performance Restricted Stock Unit Agreement - 2021 Integration Award, filed as exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 (File No. 1-7819) as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.48
Amended and Restated 1996 Stock Incentive Plan, filed as exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2021 (File No. 1-7819) as filed with the Commission on December 3, 2021 and incorporated herein by reference.

*10.49
Form of Global Restricted Stock Unit Agreement for usage under the Amended and Restated 1996 Stock Incentive Plan, filed as exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2021 (File No. 1-7819) as filed with the Commission on December 3, 2021 and incorporated herein by reference.

*10.50
Form of Global Non-Qualified Stock Option Agreement for usage under the Amended and Restated 1996 Stock Incentive Plan, filed as exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 2021 (File No. 1-7819) as filed with the Commission on December 3, 2021 and incorporated herein by reference.

*10.51
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 1996 Stock Incentive Plan adopted December 7, 2021, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2022 (File No. 1-7819) as filed with the Commission on February 16, 2022 and incorporated herein by reference.

*10.52
Form of Global Non-Qualified Stock Option Agreement for usage under the Company's Amended and Restated 1996 Stock Incentive Plan adopted December 5, 2022, filed as exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 (File No. 1-7819) as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.53
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company's Amended and Restated 1996 Stock Incentive Plan adopted December 5, 2022, filed as exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 (File No. 1-7819) as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.54
Form of Employee Retention Agreement, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2012 (File No. 1-7819) as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.55
Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.56
Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1999 (File No. 1-7819) as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.57
Offer Letter for Prashanth Mahendra-Rajah, dated August 4, 2017, filed as exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended October 28, 2017 (File No. 1-7819) as filed with the Commission on November 22, 2017 and incorporated herein by reference.

*10.58
Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended November 1, 2008 (File No. 1-7819) as filed with the Commission on November 25, 2008 and incorporated herein by reference.

*10.59
Credit Agreement, dated as of June 28, 2019, among Analog Devices, Inc., as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and each lender from time to time party thereto, filed as exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-7819) as filed with the Commission on July 1, 2019 and incorporated herein by reference.

*10.60
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

Exhibit No.	Description
10.61
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of December 20, 2022, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 (File No. 1-7819) as filed with the Commission on February 15, 2023 and incorporated herein by reference.

10.62
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of July 24, 2023, filed as exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2023 (File No. 1-7819) as filed with the Commission on August 23, 2023 and incorporated herein by reference.

†10.63	Analog Devices, Inc. Amended & Restated 2022 Employee Stock Purchase Plan.
*10.64
Offer Letter for Gregory Bryant dated December 14, 2021, filed as exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 (File No. 1-7819) as filed with the Commission on May 18, 2022 and incorporated herein by reference.

*10.65
Executive Performance Incentive Plan, filed as exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 (File No. 1-7819) as filed with the Commission on May 18, 2022 and incorporated by reference herein.

*10.66
Maxim Integrated Products, Inc. Form of Global Restricted Stock Unit Agreement effective July 12, 2020, filed as exhibit 10.28 to Maxim Integrated Products, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 27, 2020 (File No. 1-34192) as filed with the Commission on August 19, 2020 and incorporated herein by reference.

*10.67
Maxim Integrated Products, Inc. Form of Global Restricted Stock Unit Agreement, filed as exhibit 10.5 to Maxim Integrated Products, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020 (File No. 1-34192) as filed with the Commission on October 28, 2020 and incorporated herein by reference.

*10.68
Maxim Integrated Products, Inc. Form of Global Performance Share Agreement for September 2019 Grants, filed as exhibit 10.1 to Maxim Integrated Products, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019 (File No. 1-34192) as filed with the Commission on October 30, 2019 and incorporated herein by reference.

†21	Subsidiaries of the Company.
†23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
†31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Interim Chief Financial Officer).
†32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
†32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Interim Chief Financial Officer).
†97	Analog Devices, Inc. Compensation Recovery Policy.
101. INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101. SCH	Inline XBRL Schema Document.**
101. CAL	Inline XBRL Calculation Linkbase Document.**
101. LAB	Inline XBRL Labels Linkbase Document.**
101. PRE	Inline XBRL Presentation Linkbase Document.**
101. DEF	Inline XBRL Definition Linkbase Document**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_______________________________________

†	Filed herewith.
*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended October 28, 2023, October 29, 2022 and October 30, 2021, (ii) Consolidated Balance Sheets as of October 28, 2023 and October 29, 2022, (iii) Consolidated Statements of Shareholders’ Equity for the years ended October 28, 2023, October 29, 2022 and October 30, 2021, (iv) Consolidated Statements of Comprehensive Income for the years ended October 28, 2023, October 29, 2022 and October 30, 2021, (v) Consolidated

Statements of Cash Flows for the years ended October 28, 2023, October 29, 2022 and October 30, 2021 and (vi) Notes to Consolidated Financial Statements for the years ended October 28, 2023, October 29, 2022 and October 30, 2021.

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED OCTOBER 28, 2023
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended October 28, 2023, October 29, 2022 and October 30, 2021

(dollar amounts in thousands)

Description	Balance at Beginning of Period	Additions (Reductions) Charged to Income Statement	Other		Balance at End of Period
Valuation Allowance for Deferred Tax Asset:
Year ended October 30, 2021	$154,130	$13,263	$148,041	(1)	$315,434
Year ended October 29, 2022	$315,434	$29,737	$(6,066)		$339,105
Year ended October 28, 2023	$339,105	$(6,641)	$—		$332,464
_______________________________________
(1)Represents balances assumed as part of the Acquisition.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

Date: November 21, 2023	By:	/s/ Vincent Roche
Vincent Roche Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vincent Roche	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	November 21, 2023
Vincent Roche

/s/ James Mollica	Interim Chief Financial Officer	November 21, 2023
James Mollica	(Principal Financial Officer)

/s/ Michael Sondel	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 21, 2023
Michael Sondel

/s/ André Andonian	Director	November 21, 2023
André Andonian

/s/ James A. Champy	Director	November 21, 2023
James A. Champy

/s/ Anantha P. Chandrakasan	Director	November 21, 2023
Anantha P. Chandrakasan

/s/ Edward H. Frank	Director	November 21, 2023
Edward H. Frank

/s/ Laurie H. Glimcher	Director	November 21, 2023
Laurie H. Glimcher

/s/ Karen M. Golz	Director	November 21, 2023
Karen M. Golz

/s/ Stephen Jennings	Director	November 21, 2023
Stephen Jennings

/s/ Mercedes Johnson	Director	November 21, 2023
Mercedes Johnson

/s/ Kenton J. Sicchitano	Director	November 21, 2023
Kenton J. Sicchitano

/s/ Ray Stata	Director	November 21, 2023
Ray Stata

/s/ Susie Wee	Director	November 21, 2023
Susie Wee