Form 10-Q
period 2024-02-03
ANALOG DEVICES INC
filed 2024-02-21
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 3, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of February 3, 2024 there were 495,908,150 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	February 3, 2024	January 28, 2023
Revenue	$2,512,704	$3,249,630
Cost of sales	1,038,763	1,125,289
Gross margin	1,473,941	2,124,341
Operating expenses:
Research and development	391,427	414,095
Selling, marketing, general and administrative	290,078	326,284
Amortization of intangibles	190,332	253,142
Special charges, net	16,140	—
Total operating expenses	887,977	993,521
Operating income:	585,964	1,130,820
Nonoperating expense (income):
Interest expense	77,141	60,453
Interest income	(9,169)	(10,829)
Other, net	4,574	7,723
Total nonoperating expense (income)	72,546	57,347
Income before income taxes	513,418	1,073,473
Provision for income taxes	50,691	111,999
Net income	$462,727	$961,474

Shares used to compute earnings per common share – basic	495,765	507,121
Shares used to compute earnings per common share – diluted	498,741	511,184

Basic earnings per common share	$0.93	$1.90
Diluted earnings per common share	$0.93	$1.88

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	February 3, 2024	January 28, 2023
Net income	$462,727	$961,474
Foreign currency translation adjustments	385	2,499
Change in fair value of derivative instruments designated as cash flow hedges, net	8,020	25,467
Changes in pension plans, net actuarial gain/loss and foreign currency translation adjustments, net	(1,388)	452
Other comprehensive income	7,017	28,418
Comprehensive income	$469,744	$989,892

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	February 3, 2024	October 28, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,303,560	$958,061
Accounts receivable	1,196,721	1,469,734
Inventories	1,553,221	1,642,214
Prepaid expenses and other current assets	362,375	314,013
Total current assets	4,415,877	4,384,022
Non-current Assets
Net property, plant and equipment	3,281,937	3,219,157
Goodwill	26,913,134	26,913,134
Intangible assets, net	10,871,054	11,311,957
Deferred tax assets	2,172,174	2,223,272
Other assets	734,288	742,936
Total non-current assets	43,972,587	44,410,456
TOTAL ASSETS	$48,388,464	$48,794,478
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$398,107	$493,041
Income taxes payable	410,013	309,046
Debt, current	499,322	499,052
Commercial paper notes	544,444	547,224
Accrued liabilities	1,071,480	1,352,608
Total current liabilities	2,923,366	3,200,971
Non-current Liabilities
Long-term debt	5,946,673	5,902,457
Deferred income taxes	2,975,815	3,127,852
Income taxes payable	415,535	417,076
Other non-current liabilities	579,002	581,000
Total non-current liabilities	9,917,025	10,028,385
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 495,908,150 shares outstanding (496,261,678 on October 28, 2023)	82,653	82,712
Capital in excess of par value	25,253,256	25,313,914
Retained earnings	10,393,449	10,356,798
Accumulated other comprehensive loss	(181,285)	(188,302)
Total shareholders’ equity	35,548,073	35,565,122
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,388,464	$48,794,478

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended February 3, 2024
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 28, 2023	496,262	$82,712	$25,313,914	$10,356,798	$(188,302)
Net income				462,727
Dividends declared and paid - $0.86 per share				(426,076)
Issuance of stock under stock plans and other	676	113	49,706
Stock-based compensation expense			69,815
Other comprehensive income					7,017
Common stock repurchased	(1,030)	(172)	(180,179)
BALANCE, FEBRUARY 3, 2024	495,908	$82,653	$25,253,256	$10,393,449	$(181,285)

	Three Months Ended January 28, 2023
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 29, 2022	509,296	$84,880	$27,857,270	$8,721,325	$(198,152)
Net income				961,474
Dividends declared and paid - $0.76 per share				(385,452)
Issuance of stock under stock plans and other	617	103	41,135
Stock-based compensation expense			75,041
Other comprehensive income					28,418
Common stock repurchased	(4,061)	(677)	(653,880)
BALANCE, JANUARY 28, 2023	505,852	$84,306	$27,319,566	$9,297,347	$(169,734)

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	February 3, 2024	January 28, 2023
Cash flows from operating activities:
Net income	$462,727	$961,474
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	84,348	85,321
Amortization of intangibles	440,903	502,177
Stock-based compensation expense	69,815	75,041
Deferred income taxes	(102,149)	(146,354)
Other	4,684	9,732
Changes in operating assets and liabilities	178,504	(81,086)
Total adjustments	676,105	444,831
Net cash provided by operating activities	1,138,832	1,406,305
Cash flows from investing activities:
Additions to property, plant and equipment	(222,978)	(176,158)
Other	3,877	102
Net cash used for investing activities	(219,101)	(176,056)
Cash flows from financing activities:
Proceeds from commercial paper notes	2,779,494	—
Payments of commercial paper notes	(2,782,274)	—
Repurchase of common stock	(180,351)	(654,557)
Dividend payments to shareholders	(426,076)	(385,452)
Proceeds from employee stock plans	49,819	41,238
Other	(14,844)	(31,588)
Net cash used for financing activities	(574,232)	(1,030,359)
Net increase in cash and cash equivalents	345,499	199,890
Cash and cash equivalents at beginning of period	958,061	1,470,572
Cash and cash equivalents at end of period	$1,303,560	$1,670,462

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 3, 2024 (UNAUDITED)
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended October 28, 2023 (fiscal 2023) and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2024 (fiscal 2024) or any future period.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2024 is a 53-week fiscal year and fiscal 2023 was a 52-week fiscal year. The additional week in fiscal 2024 is included in the first quarter ended February 3, 2024. Therefore, the first quarter of fiscal 2024 included 14 weeks of operations and the first quarter of fiscal 2023 included 13 weeks of operations.
Note 2 – Shareholders' Equity
As of February 3, 2024, the Company had repurchased a total of approximately 206.2 million shares of its common stock for approximately $14.7 billion under the Company's share repurchase program. As of February 3, 2024, an additional $2.0 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options as well as for the Company's employee stock purchase plan. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Company.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first three months of fiscal 2024.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 28, 2023	$(72,544)	$(102,043)	$(13,715)	$(188,302)
Other comprehensive income before reclassifications	385	6,795	(1,904)	5,276
Amounts reclassified out of other comprehensive income	—	2,699	516	3,215
Tax effects	—	(1,474)	—	(1,474)
Other comprehensive income	385	8,020	(1,388)	7,017
February 3, 2024	$(72,159)	$(94,023)	$(15,103)	$(181,285)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended
Comprehensive (Loss) Income Component	February 3, 2024	January 28, 2023	Location
Unrealized holding (gains) losses on derivatives:
Currency forwards	$(71)	$(1,059)	Cost of sales
	(69)	(447)	Research and development
	(891)	(1,297)	Selling, marketing, general and administrative
Interest rate derivatives	3,730	3,727	Interest expense
	2,699	924	Total before tax
	(848)	(802)	Tax
	$1,851	$122	Net of tax

Amortization of pension components included in the computation of net periodic pension cost:
Actuarial losses	$516	$370	Net of tax

Total amounts reclassified out of AOCI, net of tax	$2,367	$492
Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	February 3, 2024	January 28, 2023
Net income	$462,727	$961,474
Basic shares:
Weighted-average shares outstanding	495,765	507,121
Earnings per common share basic:	$0.93	$1.90
Diluted shares:
Weighted-average shares outstanding	495,765	507,121
Assumed exercise of common stock equivalents	2,976	4,063
Weighted-average common and common equivalent shares	498,741	511,184
Earnings per common share diluted:	$0.93	$1.88
Anti-dilutive shares related to:
Outstanding stock-based awards	214	322
Note 5 – Special Charges, Net
Liabilities related to special charges, net are included in Accrued liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions	Q4 2023 Plan
Balance at October 28, 2023	$36,981	$110,446
Employee severance and benefit costs	—	11,977
Severance and benefit payments	(4,420)	(87,013)
Balance at February 3, 2024	$32,561	$35,410
Accrued liabilities	$9,425	$35,410
Other non-current liabilities	$23,136	$—

Note 6 – Commitments and Contingencies
On March 17, 2022, Walter E. Ryan and Ryan Asset Management, LLC, purported stockholders of Maxim Integrated Products, Inc. (Maxim), filed a putative class action in the Court of Chancery of the State of Delaware (C.A. No. 2022—0255) against the Company and the former directors of Maxim. The complaint alleges breaches of fiduciary duties by the individual defendants in connection with Maxim’s agreement, as part of the merger negotiations with the Company, to suspend Maxim dividends for up to four quarters prior to the closing of the Company's acquisition of Maxim. The complaint further alleges that the Company aided and abetted those alleged breaches of fiduciary duties. The plaintiffs seek damages in an amount to be determined at trial, plaintiffs’ costs and disbursements, including reasonable attorneys’ and experts’ fees, costs and other expenses. On May 2, 2023, the Court of Chancery entered an order dismissing the action in its entirety and with prejudice. On May 9, 2023, the plaintiffs filed a Motion for Reargument, which the Court denied on May 30, 2023. On June 21, 2023, the plaintiffs filed a Notice of Appeal to the Delaware Supreme Court. The appeal is fully briefed, and the Delaware Supreme Court heard argument on February 14, 2024. The Company believes that it and the other defendants have meritorious arguments in response to the appeal and defenses to the underlying allegations; however, the Company is currently unable to determine the ultimate outcome of this matter or determine an estimate, or a range of estimates, of potential losses, if any.
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

	Three Months Ended
	February 3, 2024			January 28, 2023
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,196,832	48%	(31)%	$1,740,780	54%
Automotive	739,158	29%	9%	680,637	21%
Communications	302,573	12%	(37)%	477,266	15%
Consumer	274,141	11%	(22)%	350,947	11%
Total revenue	$2,512,704	100%	(23)%	$3,249,630	100%

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

	Three Months Ended
	February 3, 2024		January 28, 2023
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,535,210	61%	$2,011,323	62%
Direct customers	939,975	37%	1,195,534	37%
Other	37,519	1%	42,773	1%
Total revenue	$2,512,704	100%	$3,249,630	100%

* The sum of the individual percentages may not equal the total due to rounding.

Note 8 – Fair Value
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below, set forth by level, present the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of February 3, 2024 and October 28, 2023. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of February 3, 2024 and October 28, 2023, the Company held $721.4 million and $642.1 million, respectively, of cash that is excluded from the tables below.

	February 3, 2024
	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$512,453	$—	$512,453
Corporate obligations (1)	—	69,755	69,755
Other assets:
Forward foreign currency exchange contracts (2)	$—	$4,044	4,044
Deferred compensation plan investments	89,267	—	89,267
Total assets measured at fair value	$601,720	$73,799	$675,519
Liabilities
Forward foreign currency exchange contracts (2)	$—	$11,282	$11,282
Interest rate derivatives (3)	—	37,074	37,074
Total liabilities measured at fair value	$—	$48,356	$48,356
(1)The amortized cost of the Company's investments classified as available-for-sale as of February 3, 2024 was $69.8 million.
(2)The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.
(3)The carrying value of the related debt was adjusted by an equal and offsetting amount. The fair value of interest rate derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivatives. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements.

	October 28, 2023
	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$315,980	$—	$315,980
Other assets:
Forward foreign currency exchange contracts (1)	—	1,940	1,940
Deferred compensation plan investments	78,246	—	78,246
Total assets measured at fair value	$394,226	$1,940	$396,166
Liabilities
Forward foreign currency exchange contracts (1)	$—	$13,515	$13,515
Interest rate derivatives (2)	—	81,602	81,602
Total liabilities measured at fair value	$—	$95,117	$95,117
(1)The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.
(2)The carrying value of the related debt was adjusted by an equal and offsetting amount. The fair value of interest rate derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivatives. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements.
Assets and Liabilities Not Recorded at Fair Value on a Recurring Basis
The table below presents the estimated fair values of certain financial instruments not recorded at fair value on a recurring basis. Given the short tenure of the Company's commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore, are excluded from the table below ($544.4 million and $547.2 million as of February 3, 2024 and October 28, 2023, respectively). The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	February 3, 2024		October 28, 2023
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2024 Notes, due October 2024	$500,000	$500,183	$500,000	$499,473
2025 Notes, due April 2025	400,000	391,161	400,000	385,231
2026 Notes, due December 2026	900,000	874,033	900,000	851,023
2027 Notes, due June 2027	440,212	420,472	440,212	408,595
2028 Notes, due October 2028	750,000	659,548	750,000	628,999
2031 Notes, due October 2031	1,000,000	836,328	1,000,000	773,404
2032 Notes, due October 2032	300,000	286,680	300,000	269,828
2036 Notes, due December 2036	144,278	128,570	144,278	118,554
2041 Notes, due October 2041	750,000	545,101	750,000	479,078
2045 Notes, due December 2045	332,587	326,610	332,587	292,248
2051 Notes, due October 2051	1,000,000	685,693	1,000,000	590,666
Total senior unsecured notes	$6,517,077	$5,654,379	$6,517,077	$5,297,099

Note 9 – Derivatives
Foreign Exchange Exposure Management — The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos, Thai Baht, South Korean Won and Japanese Yen as of February 3, 2024 and October 28, 2023 were $292.7 million and $322.6 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of February 3, 2024 and October 28, 2023 were as follows:

		Fair Value At
	Balance Sheet Location	February 3, 2024	October 28, 2023
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$1,724	$471
Forward foreign currency exchange contracts	Accrued liabilities	$4,637	$9,897
As of February 3, 2024 and October 28, 2023, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $293.1 million and $334.7 million, respectively. The fair values of undesignated hedges in the Company’s Condensed Consolidated Balance Sheets as of February 3, 2024 and October 28, 2023 were as follows:

		Fair Value At
	Balance Sheet Location	February 3, 2024	October 28, 2023
Undesignated hedges related to forward foreign currency exchange contracts	Prepaid expenses and other current assets	$2,320	$1,469
Undesignated hedges related to forward foreign currency exchange contracts	Accrued liabilities	$6,645	$3,618
Interest Rate Exposure Management — The Company does not consider the risk of counterparty default to be significant. The gain or loss on the Company's interest rate swap transactions attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps were recorded as follows:

	February 3, 2024
Balance Sheet Location	Loss on Swaps	Gain on Note
Accrued liabilities	$37,074	$—
Long-term debt	$—	$37,074
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 10 – Inventories
Inventories at February 3, 2024 and October 28, 2023 were as follows:

	February 3, 2024	October 28, 2023
Raw materials	$125,131	$128,142
Work in process	1,108,667	1,125,819
Finished goods	319,423	388,253
Total inventories	$1,553,221	$1,642,214
Note 11 – Income Taxes
The Company’s effective tax rates for the three-month periods ended February 3, 2024 and January 28, 2023 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income. The Company's effective tax rate also includes the effects of the mandatory capitalization and amortization of research and development expenses which began in fiscal 2023 under the Tax Cuts and Jobs Act of 2017. The mandatory capitalization requirement decreases the Company's effective tax rate primarily by increasing the foreign-derived intangible income deduction.

It is reasonably possible that the balance of gross unrealized tax benefits, including accrued interest and penalties, could decrease by as much as approximately $136.0 million within the next twelve months due to the completion of tax audits, including any administrative appeals.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal years ended November 2, 2019 and November 3, 2018; a pre-acquisition IRS income tax audit for Maxim's fiscal years ended June 27, 2015 through August 26, 2021; various U.S. state and local audits and international audits, including an Irish corporate tax audit for the fiscal year ended November 2, 2019. The Company's U.S. federal income tax returns prior to the fiscal year ended November 3, 2018 are no longer subject to examination, except for the applicable Maxim pre-acquisition fiscal years noted above.
Note 12 – New Accounting Pronouncements
Standards Implemented
Acquired Contract Assets and Contract Liabilities
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under this guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2021-08 in the first quarter of fiscal 2024. Upon adoption, ASU 2021-08 did not have a material impact on the Company's financial position and results of operations.
Standards to be Implemented
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosure requirements for reportable segments. ASU 2023-07 requires segment disclosure to include significant segment expense categories and amounts, and qualitative detail of other segment items. Disclosure of multiple measures of segment profit and loss may also be reported. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires the disaggregation of information in existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
Note 13 – Subsequent Events
On February 20, 2024, the Board of Directors of the Company declared a cash dividend of $0.92 per outstanding share of common stock. The dividend will be paid on March 15, 2024 to all shareholders of record at the close of business on March 5, 2024 and is expected to total approximately $456.2 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 28, 2023 (fiscal 2023).
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “potential,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance or results; our anticipated growth and trends in our businesses; the effects of business, economic, political, legal and regulatory impacts or conflicts upon our global operations; changes in demand for semiconductors and the related changes in demand and supply for our products; manufacturing delays, product availability and supply chain disruptions; our ability to recruit or retain our key personnel; our future liquidity, capital needs and capital expenditures; our development of technologies and processes and research and development investments; our future market position and expected competitive changes in the marketplace for our products; the anticipated result of litigation matters; our plans to pay dividends or repurchase stock; servicing our outstanding debt; our plans to borrow under our third amended and restated revolving credit agreement, as amended, and issue notes under our commercial paper program and the planned use of proceeds from such borrowing and issuing; our expected tax rate; expected cost savings; the effect of new accounting pronouncements; our plans to integrate or realize the benefits or synergies expected of acquired businesses and technologies; our Global Repositioning Actions and Q4 2023 Plan; and other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.
The following important factors and uncertainties, among others, could cause results to differ materially from those described in the forward-looking statements: economic, political, legal and regulatory uncertainty or conflicts; changes in demand for semiconductor products; manufacturing delays, product and raw materials availability and supply chain disruptions; products that may be diverted from our authorized distribution channels; changes in export classifications, import and export regulations or duties and tariffs; our development of technologies and research and development investments; our future liquidity, capital needs and capital expenditures; our ability to compete successfully in the markets in which we operate; our ability to recruit and retain key personnel; risks related to acquisitions or other strategic transactions; security breaches or other cyber incidents; adverse results in litigation matters; reputational damage; changes in our estimates of our expected tax rates based on current tax law; risks related to our indebtedness; unanticipated difficulties or expenditures relating to integrating Maxim; the discretion of our board of directors to declare dividends and our ability to pay dividends in the future; factors impacting our ability to repurchase shares; and uncertainty as to the long-term value of our common stock. Additional factors that could cause actual results to differ materially from those in these forward-looking statements include the risk factors included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for fiscal 2023. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.
Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	February 3, 2024	January 28, 2023	$ Change	% Change
Revenue	$2,512,704	$3,249,630	$(736,926)	(23)%
Gross margin %	58.7%	65.4%
Net income	$462,727	$961,474	$(498,747)	(52)%
Net income as a % of revenue	18.4%	29.6%
Diluted EPS	$0.93	$1.88	$(0.95)	(51)%

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

	Three Months Ended
	February 3, 2024			January 28, 2023
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,196,832	48%	(31)%	$1,740,780	54%
Automotive	739,158	29%	9%	680,637	21%
Communications	302,573	12%	(37)%	477,266	15%
Consumer	274,141	11%	(22)%	350,947	11%
Total revenue	$2,512,704	100%	(23)%	$3,249,630	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue decreased 23% in the three-month period ended February 3, 2024 as compared to the same period of the prior fiscal year, primarily as a result of broad-based decline in demand for our products, partially offset by increased demand in the Automotive end market, namely in cabin electronics, as well as an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023.
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

	Three Months Ended
	February 3, 2024		January 28, 2023
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,535,210	61%	$2,011,323	62%
Direct customers	939,975	37%	1,195,534	37%
Other	37,519	1%	42,773	1%
Total revenue	$2,512,704	100%	$3,249,630	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end customer demand.
Gross Margin

	Three Months Ended
	February 3, 2024	January 28, 2023	$ Change	% Change
Gross margin	$1,473,941	$2,124,341	$(650,400)	(31)%
Gross margin %	58.7%	65.4%
Gross margin percentage decreased by 670 basis points in the three-month period ended February 3, 2024, as compared to the same period of the prior fiscal year, primarily due to lower utilization of our factories due to decreased customer demand and unfavorable product mix.

Research and Development (R&D)

	Three Months Ended
	February 3, 2024	January 28, 2023	$ Change	% Change
R&D expenses	$391,427	$414,095	$(22,668)	(5)%
R&D expenses as a % of revenue	16%	13%
R&D expenses decreased in the three-month period ended February 3, 2024, as compared to the same period of the prior fiscal year. The decrease was primarily as a result of lower R&D employee-related variable compensation expenses, partially offset by higher salary and benefit expenses, as well as an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	February 3, 2024	January 28, 2023	$ Change	% Change
SMG&A expenses	$290,078	$326,284	$(36,206)	(11)%
SMG&A expenses as a % of revenue	12%	10%
SMG&A expenses decreased in the three-month period ended February 3, 2024, as compared to the same period of the prior fiscal year, primarily as a result of lower SMG&A employee-related variable compensation expenses and discretionary spending, partially offset by higher salary and benefit expenses, as well as an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023.
Amortization of Intangibles

	Three Months Ended
	February 3, 2024	January 28, 2023	$ Change	% Change
Amortization expenses	$190,332	$253,142	$(62,810)	(25)%
Amortization expenses as a % of revenue	8%	8%
Amortization expenses decreased in the three-month period ended February 3, 2024, as compared to the same period of the prior fiscal year as a result of a portion of our acquired intangible assets becoming fully amortized during fiscal 2023.
Special Charges, Net

	Three Months Ended
	February 3, 2024	January 28, 2023	$ Change	% Change
Special charges, net	$16,140	$—	$16,140	n/a
Special charges, net as a % of revenue	1%	—%
Special charges, net increased in the three-month period ended February 3, 2024, as compared to the same period of the prior fiscal year, primarily as a result of the charges recorded for our plan, committed to during fiscal 2023, to reorganize our business (the Q4 2023 Plan). The Q4 2023 Plan, consisting of voluntary and involuntary reductions-in-force, and other cost-savings initiatives, was commenced to adjust our cost structure and business activities to better align with weaker market demand and continued economic uncertainty in our end markets, as well as make certain strategic shifts in our workforce necessary to achieve our long-term vision.
See Note 5, Special Charges, Net, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Operating Income

	Three Months Ended
	February 3, 2024	January 28, 2023	$ Change	% Change
Operating income	$585,964	$1,130,820	$(544,856)	(48)%
Operating income as a % of revenue	23.3%	34.8%
The year-over-year decrease in operating income in the three-month period ended February 3, 2024 was primarily the result of a decrease in revenue, which contributed to a decrease in gross margin of $650.4 million, and an increase of $16.1 million in special charges, net, partially offset by decreases of $62.8 million in amortization expenses, $36.2 million in SMG&A expenses and $22.7 million in R&D expenses.
Nonoperating Expense (Income)

	Three Months Ended
	February 3, 2024	January 28, 2023	$ Change
Total nonoperating expense (income)	$72,546	$57,347	$15,199
The year-over-year increase in nonoperating expense (income) in the three-month period ended February 3, 2024 as compared to the same period of the prior fiscal year was primarily the result of higher interest expense related to our commercial paper obligations and higher interest rates on certain of our existing debt obligations.
Provision for Income Taxes

	Three Months Ended
	February 3, 2024	January 28, 2023	$ Change
Provision for income taxes	$50,691	$111,999	$(61,308)
Effective income tax rate	9.9%	10.4%
The effective tax rates for the three-month periods ended February 3, 2024 and January 28, 2023 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our pretax income for the three-month periods ended February 3, 2024 and January 28, 2023 was primarily generated in Ireland at a tax rate of 12.5%.
See Note 11, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended
	February 3, 2024	January 28, 2023	$ Change	% Change
Net income	$462,727	$961,474	$(498,747)	(52)%
Net income as a % of revenue	18.4%	29.6%
Diluted EPS	$0.93	$1.88
Net income decreased in the three-month period ended February 3, 2024, as compared to the same period of the prior fiscal year as the result of a $544.9 million decrease in operating income and a $15.2 million increase in nonoperating expense (income), partially offset by a $61.3 million decrease in provision for income taxes.

Liquidity and Capital Resources
At February 3, 2024, our principal source of liquidity was $1.3 billion of cash and cash equivalents, of which approximately $597.8 million was held in the United States, and the balance of our cash and cash equivalents was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash and cash equivalents consist of highly liquid investments with maturities of three months or less, including money market funds. We maintain these balances with counterparties with high credit ratings, and continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Three Months Ended
	February 3, 2024	January 28, 2023
Net cash provided by operating activities	$1,138,832	$1,406,305
Net cash provided by operations as a % of revenue	45%	43%
Net cash used for investing activities	$(219,101)	$(176,056)
Net cash used for financing activities	$(574,232)	$(1,030,359)
The following changes contributed to the net change in cash and cash equivalents in the three-month period ended February 3, 2024 as compared to the same period in fiscal 2023.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The decrease in cash provided by operating activities during the three-month period ended February 3, 2024, as compared to the same period of the prior fiscal year, was mainly the result of lower net income adjusted for noncash items offset by changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The increase in cash used for investing activities during the three-month period ended February 3, 2024, as compared to the same period of the prior fiscal year, was primarily the result of an increase in cash used for capital expenditures.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The decrease in cash used for financing activities during the three-month period ended February 3, 2024, as compared to the same period of the prior fiscal year, was primarily the result of lower common stock repurchases, partially offset by higher dividend payments.
Working Capital

	February 3, 2024	October 28, 2023	$ Change	% Change
Accounts receivable	$1,196,721	$1,469,734	$(273,013)	(19)%
Days sales outstanding*	52	52
Inventory	$1,553,221	$1,642,214	$(88,993)	(5)%
Days cost of sales in inventory*	151	143
_______________________________________
*We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively. The first quarter of fiscal 2024 included an additional week of operations as compared to the first quarter of 2023.
The decrease in accounts receivable in dollars was primarily the result of variations in the timing of collections and billings and decreased revenue levels in the first quarter of fiscal 2024 as compared to the fourth quarter of fiscal 2023.

Inventory decreased primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to $2,923.4 million at February 3, 2024 as compared to $3,201.0 million at the end of fiscal 2023 due to lower accrued liabilities and accounts payable, partially offset by higher income taxes payable.
Debt
As of February 3, 2024, our debt obligations consisted of the following:

Principal Amount Outstanding
Commercial paper notes	$544,444
2024 Notes, due October 2024	500,000
2025 Notes, due April 2025	400,000
2026 Notes, due December 2026	900,000
2027 Notes, due June 2027	440,212
2028 Notes, due October 2028	750,000
2031 Notes, due October 2031	1,000,000
2032 Notes, due October 2032	300,000
2036 Notes, due December 2036	144,278
2041 Notes, due October 2041	750,000
2045 Notes, due December 2045	332,587
2051 Notes, due October 2051	1,000,000
Total debt	$7,061,521
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of February 3, 2024, we were in compliance with these covenants.
Commercial Paper Program
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of February 3, 2024, we had $544.4 million of outstanding borrowings under the commercial paper program recorded in the Condensed Consolidated Balance Sheet. We use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.
Revolving Credit Facility
Our Third Amended and Restated Revolving Credit Agreement, dated as of June 23, 2021 and as amended (Revolving Credit Agreement), provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions).
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of February 3, 2024, we were in compliance with these covenants.

Stock Repurchase Program
In the aggregate, our Board of Directors has authorized us to repurchase $16.7 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of February 3, 2024, an additional $2.0 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options as well as for our employee stock purchase plan. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $223.0 million in the first three months of fiscal 2024. We expect capital expenditures for fiscal 2024 to be between approximately $600 million and $800 million. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On February 20, 2024, our Board of Directors declared a cash dividend of $0.92 per outstanding share of common stock. The dividend will be paid on March 15, 2024 to all shareholders of record at the close of business on March 5, 2024 and is expected to total approximately $456.2 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board and will be dependent upon our financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Board.
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
There were no material changes in the three-month period ended February 3, 2024 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended October 28, 2023.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 3, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 3, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended February 3, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings
The information required by this Item is provided in Note 6, Commitments and Contingencies, of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	Risk Factors
We are subject to a number of risks that could adversely affect our business, results of operations, financial condition and future prospects, including those identified in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended October 28, 2023, which was filed with the Securities and Exchange Commission on November 21, 2023.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 29, 2023 through November 25, 2023	836,805	$170.95	796,643	$1,994,312,494
November 26, 2023 through December 30, 2023	177,796	$183.84	169,189	$1,963,312,783
December 31, 2023 through February 3, 2024	15,477	$190.14	—	$1,963,312,783
Total	1,030,078	$173.47	965,832	$1,963,312,783

(a)Includes 64,246 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors or officers during the first quarter of fiscal 2024 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (Rule 10b5-1 trading arrangement).

Name and Title	Date of Adoption	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
James Mollica, Vice President, Finance and Sales Operations and former Interim Chief Financial Officer	November 28, 2023	Until June 28, 2024, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 4,381 shares

None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of fiscal 2024.

ITEM 6.	Exhibits

Exhibit No.	Description
#10.1†	Form of Global Non-Qualified Stock Option Agreement for usage under the Company's Amended and Restated 1996 Stock Incentive Plan adopted December 11, 2023.
#10.2†	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s Amended and Restated 1996 Stock Incentive Plan adopted December 11, 2023.
#10.3†	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 11, 2023.
#10.4†	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 11, 2023.
#10.5†	Form of Restricted Stock Unit Agreement for Non-Employee Directors for usage under the Company’s 2020 Equity Incentive Plan adopted December 11, 2023.
#10.6†	Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 11, 2023.
#10.7†	Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 11, 2023.
#10.8†	Offer Letter for Richard C. Puccio, Jr. dated January 17, 2024.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Schema Document.**
101.CAL	Inline XBRL Calculation Linkbase Document.**
101.LAB	Inline XBRL Labels Linkbase Document.**
101.PRE	Inline XBRL Presentation Linkbase Document.**
101.DEF	Inline XBRL Definition Linkbase Document.**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed or furnished herewith.
#	Indicates management contract or compensatory plan, contract or agreement.
*	The certification furnished in each of Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates each by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended February 3, 2024 and January 28, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 3, 2024 and January 28, 2023, (iii) Condensed Consolidated Balance Sheets at February 3, 2024 and October 28, 2023, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three months ended February 3, 2024 and January 28, 2023, (v) Condensed Consolidated Statements of Cash Flows for the three months ended February 3, 2024 and January 28, 2023 and (vi) Notes to Condensed Consolidated Financial Statements for the three months ended February 3, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: February 21, 2024	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: February 21, 2024	By:	/s/ Richard C. Puccio, Jr.
Richard C. Puccio, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)