Form 10-Q
period 2024-05-04
ANALOG DEVICES INC
filed 2024-05-22
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of May 4, 2024 there were 496,216,857 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 4, 2024	April 29, 2023	May 4, 2024	April 29, 2023
Revenue	$2,159,039	$3,262,930	$4,671,743	$6,512,560
Cost of sales	979,004	1,118,384	2,017,767	2,243,673
Gross margin	1,180,035	2,144,546	2,653,976	4,268,887
Operating expenses:
Research and development	354,862	415,754	746,289	829,849
Selling, marketing, general and administrative	244,129	324,251	534,207	650,535
Amortization of intangibles	188,944	253,021	379,276	506,163
Special charges, net	5,977	23,136	22,117	23,136
Total operating expenses	793,912	1,016,162	1,681,889	2,009,683
Operating income:	386,123	1,128,384	972,087	2,259,204
Nonoperating expense (income):
Interest expense	77,103	63,252	154,244	123,705
Interest income	(15,269)	(12,575)	(24,438)	(23,404)
Other, net	(314)	(10,216)	4,260	(2,493)
Total nonoperating expense (income)	61,520	40,461	134,066	97,808
Income before income taxes	324,603	1,087,923	838,021	2,161,396
Provision for income taxes	22,361	110,267	73,052	222,266
Net income	$302,242	$977,656	$764,969	$1,939,130

Shares used to compute earnings per common share – basic	496,130	504,715	495,947	505,918
Shares used to compute earnings per common share – diluted	498,533	508,725	498,637	509,955

Basic earnings per common share	$0.61	$1.94	$1.54	$3.83
Diluted earnings per common share	$0.61	$1.92	$1.53	$3.80

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	May 4, 2024	April 29, 2023	May 4, 2024	April 29, 2023
Net income	$302,242	$977,656	$764,969	$1,939,130
Foreign currency translation adjustments	264	(864)	649	1,635
Change in fair value of derivative instruments designated as cash flow hedges, net	1,306	(2,109)	9,326	23,358
Changes in pension plans, net	2,514	344	1,126	796
Other comprehensive income (loss)	4,084	(2,629)	11,101	25,789
Comprehensive income	$306,326	$975,027	$776,070	$1,964,919

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	May 4, 2024	October 28, 2023
ASSETS
Current Assets
Cash and cash equivalents	$1,939,695	$958,061
Short-term investments	424,117	—
Accounts receivable	1,004,628	1,469,734
Inventories	1,479,081	1,642,214
Prepaid expenses and other current assets	346,100	314,013
Total current assets	5,193,621	4,384,022
Non-current Assets
Net property, plant and equipment	3,415,220	3,219,157
Goodwill	26,909,775	26,913,134
Intangible assets, net	10,434,776	11,311,957
Deferred tax assets	2,146,321	2,223,272
Other assets	762,153	742,936
Total non-current assets	43,668,245	44,410,456
TOTAL ASSETS	$48,861,866	$48,794,478
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$422,683	$493,041
Income taxes payable	360,951	309,046
Debt, current	898,776	499,052
Commercial paper notes	548,235	547,224
Accrued liabilities	1,066,677	1,352,608
Total current liabilities	3,297,322	3,200,971
Non-current Liabilities
Long-term debt	6,611,681	5,902,457
Deferred income taxes	2,887,952	3,127,852
Income taxes payable	266,625	417,076
Other non-current liabilities	549,497	581,000
Total non-current liabilities	10,315,755	10,028,385
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 496,216,857 shares outstanding (496,261,678 on October 28, 2023)	82,704	82,712
Capital in excess of par value	25,103,737	25,313,914
Retained earnings	10,239,549	10,356,798
Accumulated other comprehensive loss	(177,201)	(188,302)
Total shareholders’ equity	35,248,789	35,565,122
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,861,866	$48,794,478

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended May 4, 2024
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, FEBRUARY 3, 2024	495,908	$82,653	$25,253,256	$10,393,449	$(181,285)
Net income				302,242
Dividends declared and paid - $0.92 per share				(456,142)
Issuance of stock under stock plans and other	1,487	247	14,270
Stock-based compensation expense			58,396
Other comprehensive income					4,084
Common stock repurchased	(1,178)	(196)	(222,185)
BALANCE, MAY 4, 2024	496,217	$82,704	$25,103,737	$10,239,549	$(177,201)

	Six Months Ended May 4, 2024
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 28, 2023	496,262	$82,712	$25,313,914	$10,356,798	$(188,302)
Net income				764,969
Dividends declared and paid - $1.78 per share				(882,218)
Issuance of stock under stock plans and other	2,163	360	63,976
Stock-based compensation expense			128,211
Other comprehensive income					11,101
Common stock repurchased	(2,208)	(368)	(402,364)
BALANCE, MAY 4, 2024	496,217	$82,704	$25,103,737	$10,239,549	$(177,201)

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

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	May 4, 2024	April 29, 2023
Cash flows from operating activities:
Net income	$764,969	$1,939,130
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	173,172	165,581
Amortization of intangibles	880,376	1,003,713
Stock-based compensation expense	128,211	144,143
Deferred income taxes	(164,348)	(280,110)
Other	13,370	2,768
Changes in operating assets and liabilities	150,935	(487,339)
Total adjustments	1,181,716	548,756
Net cash provided by operating activities	1,946,685	2,487,886
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(424,117)	—
Additions to property, plant and equipment	(411,167)	(460,496)
Other	14,106	(81)
Net cash used for investing activities	(821,178)	(460,577)
Cash flows from financing activities:
Proceeds from debt	1,087,856	—
Early termination of debt	—	(65,688)
Proceeds from commercial paper notes	5,383,401	253,635
Payments of commercial paper notes	(5,382,390)	—
Repurchase of common stock	(402,732)	(1,807,508)
Dividend payments to shareholders	(882,218)	(820,665)
Proceeds from employee stock plans	64,336	67,012
Other	(12,126)	52,942
Net cash used for financing activities	(143,873)	(2,320,272)
Net increase (decrease) in cash and cash equivalents	981,634	(292,963)
Cash and cash equivalents at beginning of period	958,061	1,470,572
Cash and cash equivalents at end of period	$1,939,695	$1,177,609

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 4, 2024 (UNAUDITED)
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
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2024 is a 53-week fiscal year and fiscal 2023 was a 52-week fiscal year. The additional week in fiscal 2024 was included in the first quarter ended February 3, 2024. Therefore, the first six months of fiscal 2024 included an additional week of operations as compared to the first six months of fiscal 2023.
Note 2 – Shareholders' Equity
As of May 4, 2024, the Company had repurchased a total of approximately 207.0 million shares of its common stock for approximately $14.8 billion under the Company's share repurchase program. As of May 4, 2024, an additional $1.8 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options as well as for the Company's employee stock purchase plan. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Company.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first six months of fiscal 2024.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 28, 2023	$(72,544)	$(102,043)	$(13,715)	$(188,302)
Other comprehensive income before reclassifications	649	6,868	94	7,611
Amounts reclassified out of other comprehensive income	—	4,207	1,032	5,239
Tax effects	—	(1,749)	—	(1,749)
Other comprehensive income	649	9,326	1,126	11,101
May 4, 2024	$(71,895)	$(92,717)	$(12,589)	$(177,201)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended		Six Months Ended
Comprehensive (Loss) Income Component	May 4, 2024	April 29, 2023	May 4, 2024	April 29, 2023	Location
Unrealized holding (gains) losses on derivatives:
Currency forwards	$(521)	$1,342	$(592)	$283	Cost of sales
	(203)	570	(272)	123	Research and development
	(1,500)	344	(2,391)	(953)	Selling, marketing, general and administrative
Interest rate derivatives	3,732	3,731	7,462	7,458	Interest expense
	1,508	5,987	4,207	6,911	Total before tax
	(30)	(701)	(878)	(1,503)	Tax
	$1,478	$5,286	$3,329	$5,408	Net of tax

Amortization of pension components included in the computation of net periodic pension cost:
Actuarial losses	$516	$376	$1,032	$746	Net of tax

Total amounts reclassified out of AOCI, net of tax	$1,994	$5,662	$4,361	$6,154
Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 4, 2024	April 29, 2023	May 4, 2024	April 29, 2023
Net income	$302,242	$977,656	$764,969	$1,939,130
Basic shares:
Weighted-average shares outstanding	496,130	504,715	495,947	505,918
Earnings per common share basic:	$0.61	$1.94	$1.54	$3.83
Diluted shares:
Weighted-average shares outstanding	496,130	504,715	495,947	505,918
Assumed exercise of common stock equivalents	2,403	4,010	2,690	4,037
Weighted-average common and common equivalent shares	498,533	508,725	498,637	509,955
Earnings per common share diluted:	$0.61	$1.92	$1.53	$3.80
Anti-dilutive shares related to:
Outstanding stock-based awards	66	387	140	354

Note 5 – Special Charges, Net
Liabilities related to special charges, net are included in Accrued liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions	Q4 2023 Plan
Balance at October 28, 2023	$36,981	$110,446
Employee severance and benefit costs, net	—	11,977
Severance and benefit payments	(4,420)	(87,013)
Balance at February 3, 2024	$32,561	$35,410
Employee severance and benefit costs, net	(5,106)	23,172
Severance and benefit payments	(5,767)	(40,559)
Balance at May 4, 2024	$21,688	$18,023
Accrued liabilities	$7,834	$18,023
Other non-current liabilities	$13,854	$—
Note 6 – Commitments and Contingencies
On March 17, 2022, Walter E. Ryan and Ryan Asset Management, LLC, purported stockholders of Maxim Integrated Products, Inc. (Maxim), filed a putative class action in the Court of Chancery of the State of Delaware (C.A. No. 2022—0255) against the Company and the former directors of Maxim. The complaint alleged breaches of fiduciary duties by the individual defendants in connection with Maxim’s agreement, as part of the merger negotiations with the Company, to suspend Maxim dividends for up to four quarters prior to the closing of the Company's acquisition of Maxim. The complaint further alleged that the Company aided and abetted those alleged breaches of fiduciary duties. The plaintiffs sought damages in an amount to be determined at trial, plaintiffs’ costs and disbursements, including reasonable attorneys’ and experts’ fees, costs and other expenses. On May 2, 2023, the Court of Chancery entered an order dismissing the action in its entirety and with prejudice. On May 9, 2023, the plaintiffs filed a Motion for Reargument, which the Court of Chancery denied on May 30, 2023. On June 21, 2023, the plaintiffs filed a Notice of Appeal to the Delaware Supreme Court. On February 26, 2024, the Delaware Supreme Court issued an order affirming the dismissal of the action.
Note 7 – Revenue
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

	Three Months Ended
	May 4, 2024			April 29, 2023
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,014,847	47%	(44)%	$1,823,831	56%
Automotive	658,238	30%	(10)%	732,869	22%
Communications	240,776	11%	(45)%	436,542	13%
Consumer	245,178	11%	(9)%	269,688	8%
Total revenue	$2,159,039	100%	(34)%	$3,262,930	100%

	Six Months Ended
	May 4, 2024			April 29, 2023
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$2,210,226	47%	(38)%	$3,573,211	55%
Automotive	1,395,923	30%	(1)%	1,411,430	22%
Communications	543,791	12%	(41)%	914,794	14%
Consumer	521,803	11%	(15)%	613,125	9%
Total revenue	$4,671,743	100%	(28)%	$6,512,560	100%

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

	Three Months Ended
	May 4, 2024		April 29, 2023
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,248,382	58%	$1,996,410	61%
Direct customers	873,593	40%	1,224,786	38%
Other	37,064	2%	41,734	1%
Total revenue	$2,159,039	100%	$3,262,930	100%

	Six Months Ended
	May 4, 2024		April 29, 2023
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$2,783,592	60%	$4,007,733	62%
Direct customers	1,813,568	39%	2,420,320	37%
Other	74,583	2%	84,507	1%
Total revenue	$4,671,743	100%	$6,512,560	100%

* The sum of the individual percentages may not equal the total due to rounding.
Note 8 – Fair Value
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below, set forth by level, present the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of May 4, 2024 and October 28, 2023. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of May 4, 2024 and October 28, 2023, the Company held $877.4 million and $642.1 million, respectively, of cash that is excluded from the tables below.

	May 4, 2024
	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents and short-term investments:
Available-for-sale:
Government and institutional money market funds	$538,938	$—	$538,938
Corporate obligations (1)	—	947,461	947,461
Other assets:
Forward foreign currency exchange contracts (2)	$—	$1,847	1,847
Deferred compensation plan investments	88,615	—	88,615
Total assets measured at fair value	$627,553	$949,308	$1,576,861
Liabilities
Forward foreign currency exchange contracts (2)	$—	$8,744	$8,744
Interest rate derivatives (3)	—	60,408	60,408
Total liabilities measured at fair value	$—	$69,152	$69,152
(1)The amortized cost of the Company's investments classified as available-for-sale as of May 4, 2024 was $950.4 million.
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
Assets and Liabilities Not Recorded at Fair Value on a Recurring Basis
The table below presents the estimated fair values of certain financial instruments not recorded at fair value on a recurring basis. Given the short tenure of the Company's commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore, are excluded from the table below ($548.2 million and $547.2 million as of May 4, 2024 and October 28, 2023, respectively). The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	May 4, 2024		October 28, 2023
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2024 Notes, due October 2024	$500,000	$499,851	$500,000	$499,473
2025 Notes, due April 2025	400,000	391,286	400,000	385,231
2026 Notes, due December 2026	900,000	869,227	900,000	851,023
2027 Notes, due June 2027	440,212	420,964	440,212	408,595
2028 Notes, due October 2028	750,000	656,300	750,000	628,999
2031 Notes, due October 2031	1,000,000	823,145	1,000,000	773,404
2032 Notes, due October 2032	300,000	285,033	300,000	269,828
2034 Notes, due April 2034	550,000	550,399	—	—
2036 Notes, due December 2036	144,278	128,119	144,278	118,554
2041 Notes, due October 2041	750,000	532,369	750,000	479,078
2045 Notes, due December 2045	332,587	323,805	332,587	292,248
2051 Notes, due October 2051	1,000,000	658,194	1,000,000	590,666
2054 Notes, due April 2054	550,000	537,865	—	—
Total senior unsecured notes	$7,617,077	$6,676,557	$6,517,077	$5,297,099
Note 9 – Derivatives
Foreign Exchange Exposure Management — The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos, Thai Baht, South Korean Won and Japanese Yen as of May 4, 2024 and October 28, 2023 were $249.0 million and $322.6 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of May 4, 2024 and October 28, 2023 were as follows:

		Fair Value At
	Balance Sheet Location	May 4, 2024	October 28, 2023
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$553	$471
Forward foreign currency exchange contracts	Accrued liabilities	$5,498	$9,897
As of May 4, 2024 and October 28, 2023, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $242.2 million and $334.7 million, respectively. The fair values of undesignated hedges in the Company’s Condensed Consolidated Balance Sheets as of May 4, 2024 and October 28, 2023 were as follows:

		Fair Value At
	Balance Sheet Location	May 4, 2024	October 28, 2023
Undesignated hedges related to forward foreign currency exchange contracts	Prepaid expenses and other current assets	$1,294	$1,469
Undesignated hedges related to forward foreign currency exchange contracts	Accrued liabilities	$3,246	$3,618
Interest Rate Exposure Management — The Company does not consider the risk of counterparty default to be significant. The gain or loss on the Company's interest rate swap transactions attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps were recorded as follows:

	May 4, 2024
Balance Sheet Location	Loss on Swaps	Gain on Note
Accrued liabilities	$60,408	$—
Long-term debt	$—	$60,408
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 10 – Inventories
Inventories at May 4, 2024 and October 28, 2023 were as follows:

	May 4, 2024	October 28, 2023
Raw materials	$115,509	$128,142
Work in process	1,060,237	1,125,819
Finished goods	303,335	388,253
Total inventories	$1,479,081	$1,642,214
Note 11 – Debt
Senior Notes Offering. On April 3, 2024, in an underwritten public offering, the Company issued $550.0 million aggregate principal amount of 5.050% senior notes due April 1, 2034 (the 2034 Notes) with semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing October 1, 2024. The net proceeds of the offering were $545.5 million, after discounts and issuance costs. Prior to January 1, 2034 (three months prior to the maturity date of the 2034 Notes), the Company may, at its option, redeem the 2034 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 2034 Notes matured on January 1, 2034) on a semi-annual basis at the applicable treasury rate plus 15 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2034 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after January 1, 2034, the Company may, at its option, redeem the 2034 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2034 Notes being redeemed plus accrued and unpaid interest thereon to the redemption date. The 2034 Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness.
On April 3, 2024, in an underwritten public offering, the Company issued $550.0 million aggregate principal amount of 5.300% senior notes due April 1, 2054 (the 2054 Notes) with semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing October 1, 2024. The net proceeds of the offering were $542.3 million, after discounts and issuance costs. Prior to October 1, 2053 (six months prior to the maturity date of the 2054 Notes), the Company may, at its option, redeem the 2054 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 2054 Notes matured on October 1, 2053) on a semi-annual basis at the applicable treasury rate plus 15 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2054 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after October 1, 2053, the Company may, at its option, redeem the 2054 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2054 Notes being redeemed plus accrued and unpaid interest thereon to the redemption date. The 2054 Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness.
The 2034 Notes and the 2054 Notes were issued pursuant to a base indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented by a supplemental indenture, which contains certain covenants, events of default and other customary provisions. The covenants applicable to the 2034 Notes and the 2054 Notes limit the Company’s ability to incur, create, assume or guarantee any debt secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of May 4, 2024, the Company was in compliance with these covenants.

Note 12 – Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended May 4, 2024 and April 29, 2023 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income. The Company's effective tax rate also includes the effects of the mandatory capitalization and amortization of research and development expenses which began in fiscal 2023 under the Tax Cuts and Jobs Act of 2017. The mandatory capitalization requirement decreases the Company's effective tax rate primarily by increasing the foreign-derived intangible income deduction.
It is reasonably possible that the balance of gross unrealized tax benefits, including accrued interest and penalties, could decrease by as much as approximately $139.0 million within the next twelve months due to the completion of tax audits, including any administrative appeals.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal years ended October 30, 2021, November 2, 2019 and November 3, 2018; a pre-acquisition IRS income tax audit for Maxim's fiscal years ended June 27, 2015 through August 26, 2021; and various U.S. state and local audits and international audits, including an Irish corporate tax audit for the fiscal year ended November 2, 2019. The Company's U.S. federal income tax returns prior to the fiscal year ended November 3, 2018 are no longer subject to examination, except for the applicable Maxim pre-acquisition fiscal years noted above.
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
Note 14 – Subsequent Events
On May 21, 2024, the Board of Directors of the Company declared a cash dividend of $0.92 per outstanding share of common stock. The dividend will be paid on June 17, 2024 to all shareholders of record at the close of business on June 4, 2024 and is expected to total approximately $456.5 million.

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
The following important factors and uncertainties, among others, could cause actual results to differ materially from those described in the forward-looking statements: economic, political, legal and regulatory uncertainty or conflicts; changes in demand for semiconductor products; manufacturing delays, product and raw materials availability and supply chain disruptions; products that may be diverted from our authorized distribution channels; changes in export classifications, import and export regulations or duties and tariffs; our development of technologies and research and development investments; our future liquidity, capital needs and capital expenditures; our ability to compete successfully in the markets in which we operate; our ability to recruit and retain key personnel; risks related to acquisitions or other strategic transactions; security breaches or other cyber incidents; adverse results in litigation matters; reputational damage; changes in our estimates of our expected tax rates based on current tax law; risks related to our indebtedness; unanticipated difficulties or expenditures relating to integrating Maxim; the discretion of our board of directors to declare dividends and our ability to pay dividends in the future; factors impacting our ability to repurchase shares; and uncertainty as to the long-term value of our common stock. Additional factors that could cause actual results to differ materially from those described in these forward-looking statements include the risk factors included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for fiscal 2023. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	May 4, 2024	April 29, 2023	$ Change	% Change
Revenue	$2,159,039	$3,262,930	$(1,103,891)	(34)%
Gross margin %	54.7%	65.7%
Net income	$302,242	$977,656	$(675,414)	(69)%
Net income as a % of revenue	14.0%	30.0%
Diluted EPS	$0.61	$1.92	$(1.31)	(68)%

	Six Months Ended
	May 4, 2024	April 29, 2023	$ Change	% Change
Revenue	$4,671,743	$6,512,560	$(1,840,817)	(28)%
Gross margin %	56.8%	65.5%
Net income	$764,969	$1,939,130	$(1,174,161)	(61)%
Net income as a % of revenue	16.4%	29.8%
Diluted EPS	$1.53	$3.80	$(2.27)	(60)%
We have a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. The fiscal year ending November 2, 2024 (fiscal 2024) is a 53-week fiscal year and fiscal 2023 was a 52-week fiscal year. The additional week in fiscal 2024 was included in the first quarter ended February 3, 2024. Therefore, the first six months of fiscal 2024 included an additional week of operations as compared to the first six months of fiscal 2023.
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

	Three Months Ended
	May 4, 2024			April 29, 2023
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,014,847	47%	(44)%	$1,823,831	56%
Automotive	658,238	30%	(10)%	732,869	22%
Communications	240,776	11%	(45)%	436,542	13%
Consumer	245,178	11%	(9)%	269,688	8%
Total revenue	$2,159,039	100%	(34)%	$3,262,930	100%

	Six Months Ended
	May 4, 2024			April 29, 2023
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$2,210,226	47%	(38)%	$3,573,211	55%
Automotive	1,395,923	30%	(1)%	1,411,430	22%
Communications	543,791	12%	(41)%	914,794	14%
Consumer	521,803	11%	(15)%	613,125	9%
Total revenue	$4,671,743	100%	(28)%	$6,512,560	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue decreased 34% and 28% in the three- and six-month periods ended May 4, 2024, respectively, as compared to the same periods of the prior fiscal year, primarily as a result of broad-based decline in demand for our products. The decrease in the six-month period was partially offset by an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023.
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

	Three Months Ended
	May 4, 2024		April 29, 2023
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,248,382	58%	$1,996,410	61%
Direct customers	873,593	40%	1,224,786	38%
Other	37,064	2%	41,734	1%
Total revenue	$2,159,039	100%	$3,262,930	100%

	Six Months Ended
	May 4, 2024		April 29, 2023
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$2,783,592	60%	$4,007,733	62%
Direct customers	1,813,568	39%	2,420,320	37%
Other	74,583	2%	84,507	1%
Total revenue	$4,671,743	100%	$6,512,560	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end customer demand.
Gross Margin

	Three Months Ended				Six Months Ended
	May 4, 2024	April 29, 2023	$ Change	% Change	May 4, 2024	April 29, 2023	$ Change	% Change
Gross margin	$1,180,035	$2,144,546	$(964,511)	(45)%	$2,653,976	$4,268,887	$(1,614,911)	(38)%
Gross margin %	54.7%	65.7%			56.8%	65.5%
Gross margin percentage decreased by 1,100 and 870 basis points in the three- and six-month periods ended May 4, 2024, respectively, as compared to the same periods of the prior fiscal year, primarily due to lower utilization of our factories due to decreased customer demand, and unfavorable product mix.
Research and Development (R&D)

	Three Months Ended				Six Months Ended
	May 4, 2024	April 29, 2023	$ Change	% Change	May 4, 2024	April 29, 2023	$ Change	% Change
R&D expenses	$354,862	$415,754	$(60,892)	(15)%	$746,289	$829,849	$(83,560)	(10)%
R&D expenses as a % of revenue	16%	13%			16%	13%
R&D expenses decreased in the three- and six-month periods ended May 4, 2024, as compared to the same periods of the prior fiscal year, primarily as a result of lower R&D employee-related variable compensation expenses, partially offset by higher salary and benefit expenses. The decrease in the six-month period was partially offset by an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023.
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

Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	May 4, 2024	April 29, 2023	$ Change	% Change	May 4, 2024	April 29, 2023	$ Change	% Change
SMG&A expenses	$244,129	$324,251	$(80,122)	(25)%	$534,207	$650,535	$(116,328)	(18)%
SMG&A expenses as a % of revenue	11%	10%			11%	10%
SMG&A expenses decreased in the three- and six-month periods ended May 4, 2024, as compared to the same periods of the prior fiscal year, primarily as a result of lower SMG&A employee-related variable compensation expenses and discretionary spending. The decrease in the six-month period was partially offset by an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023.
Amortization of Intangibles

	Three Months Ended				Six Months Ended
	May 4, 2024	April 29, 2023	$ Change	% Change	May 4, 2024	April 29, 2023	$ Change	% Change
Amortization expenses	$188,944	$253,021	$(64,077)	(25)%	$379,276	$506,163	$(126,887)	(25)%
Amortization expenses as a % of revenue	9%	8%			8%	8%
Amortization expenses decreased in the three- and six-month periods ended May 4, 2024, as compared to the same periods of the prior fiscal year primarily as a result of a portion of our acquired intangible assets becoming fully amortized during fiscal 2023.
Special Charges, Net

	Three Months Ended				Six Months Ended
	May 4, 2024	April 29, 2023	$ Change	% Change	May 4, 2024	April 29, 2023	$ Change	% Change
Special charges, net	$5,977	$23,136	$(17,159)	(74)%	$22,117	$23,136	$(1,019)	(4)%
Special charges, net decreased in the three- and six-month periods ended May 4, 2024, as compared to the same periods of the prior fiscal year primarily due to the timing of charges recorded in each period. Fiscal 2023 charges were primarily related to Global Repositioning Actions, while fiscal 2024 charges were primarily related to the Q4 2023 Plan.
Operating Income

	Three Months Ended				Six Months Ended
	May 4, 2024	April 29, 2023	$ Change	% Change	May 4, 2024	April 29, 2023	$ Change	% Change
Operating income	$386,123	$1,128,384	$(742,261)	(66)%	$972,087	$2,259,204	$(1,287,117)	(57)%
Operating income as a % of revenue	17.9%	34.6%			20.8%	34.7%
The year-over-year decrease in operating income in the three-month period ended May 4, 2024 was primarily the result of a decrease in revenue, which contributed to a decrease in gross margin of $964.5 million, partially offset by a decrease of $222.3 million in net operating expenses.
The year-over-year decrease in operating income in the six-month period ended May 4, 2024 was primarily the result of a decrease in revenue, which contributed to a decrease in gross margin of $1,614.9 million, partially offset by a decrease of $327.8 million in net operating expenses.

Nonoperating Expense (Income)

	Three Months Ended			Six Months Ended
	May 4, 2024	April 29, 2023	$ Change	May 4, 2024	April 29, 2023	$ Change
Total nonoperating expense (income)	$61,520	$40,461	$21,059	$134,066	$97,808	$36,258
The year-over-year increases in nonoperating expense (income) in the three- and six-month periods ended May 4, 2024, as compared to the same periods of the prior fiscal year, were primarily the result of higher interest expense related to our commercial paper obligations and higher interest rates on certain of our existing debt obligations.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 4, 2024	April 29, 2023	$ Change	May 4, 2024	April 29, 2023	$ Change
Provision for income taxes	$22,361	$110,267	$(87,906)	$73,052	$222,266	$(149,214)
Effective income tax rate	6.9%	10.1%		8.7%	10.3%
The effective tax rates for the three- and six-month periods ended May 4, 2024 and April 29, 2023 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our pretax income for the three- and six-month periods ended May 4, 2024 and April 29, 2023 was primarily generated in Ireland at a tax rate of 12.5%.
See Note 12, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended				Six Months Ended
	May 4, 2024	April 29, 2023	$ Change	% Change	May 4, 2024	April 29, 2023	$ Change	% Change
Net income	$302,242	$977,656	$(675,414)	(69)%	$764,969	$1,939,130	$(1,174,161)	(61)%
Net income as a % of revenue	14.0%	30.0%			16.4%	29.8%
Diluted EPS	$0.61	$1.92			$1.53	$3.80
Net income decreased in the three-month period ended May 4, 2024, as compared to the same period of the prior fiscal year, as the result of a $742.3 million decrease in operating income and a $21.1 million increase in nonoperating expense (income), partially offset by a $87.9 million decrease in provision for income taxes.
Net income decreased in the six-month period ended May 4, 2024, as compared to the same period of the prior fiscal year, as the result of a $1,287.1 million decrease in operating income and a $36.3 million increase in nonoperating expense (income), partially offset by a $149.2 million decrease in provision for income taxes.
Liquidity and Capital Resources
At May 4, 2024, our principal source of liquidity was $2.4 billion of cash, cash equivalents and short-term investments, of which approximately $1.5 billion was held in the United States, and the balance of our cash, cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash, cash equivalents and short-term investments consist of highly liquid investments, including money market funds and corporate obligations. We maintain these balances with counterparties with high credit ratings, and continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.

We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Six Months Ended
	May 4, 2024	April 29, 2023
Net cash provided by operating activities	$1,946,685	$2,487,886
Net cash provided by operations as a % of revenue	42%	38%
Net cash used for investing activities	$(821,178)	$(460,577)
Net cash used for financing activities	$(143,873)	$(2,320,272)
The following changes contributed to the net change in cash and cash equivalents in the six-month period ended May 4, 2024 as compared to the same period in fiscal 2023.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The decrease in cash provided by operating activities during the six-month period ended May 4, 2024, as compared to the same period of the prior fiscal year, was mainly the result of lower net income adjusted for noncash items offset by changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The increase in cash used for investing activities during the six-month period ended May 4, 2024, as compared to the same period of the prior fiscal year, was primarily the result of the purchase of short-term available-for-sale investments, partially offset by a decrease in cash used for capital expenditures.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The change in cash used for financing activities during the six-month period ended May 4, 2024, as compared to the same period of the prior fiscal year, was primarily the result of lower common stock repurchases and net proceeds from the issuance of debt during fiscal 2024. For additional information, see Note 11, Debt, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Working Capital

	May 4, 2024	October 28, 2023	$ Change	% Change
Accounts receivable	$1,004,628	$1,469,734	$(465,106)	(32)%
Days sales outstanding*	46	52
Inventory	$1,479,081	$1,642,214	$(163,133)	(10)%
Days cost of sales in inventory*	141	143
_______________________________________
*We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The decrease in accounts receivable in dollars was primarily the result of variations in the timing of collections and billings and decreased revenue levels in the second quarter of fiscal 2024 as compared to the fourth quarter of fiscal 2023.
Inventory decreased primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities increased to $3,297.3 million at May 4, 2024 as compared to $3,201.0 million at the end of fiscal 2023 due to higher current debt, partially offset by lower accrued liabilities.

Debt
As of May 4, 2024, our debt obligations consisted of the following:

Principal Amount Outstanding
Commercial paper notes	$548,235
2024 Notes, due October 2024	500,000
2025 Notes, due April 2025	400,000
2026 Notes, due December 2026	900,000
2027 Notes, due June 2027	440,212
2028 Notes, due October 2028	750,000
2031 Notes, due October 2031	1,000,000
2032 Notes, due October 2032	300,000
2034 Notes, due April 2034	550,000
2036 Notes, due December 2036	144,278
2041 Notes, due October 2041	750,000
2045 Notes, due December 2045	332,587
2051 Notes, due October 2051	1,000,000
2054 Notes, due April 2054	550,000
Total debt	$8,165,312
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of May 4, 2024, we were in compliance with these covenants.
Commercial Paper Program
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of May 4, 2024, we had $548.2 million of outstanding borrowings under the commercial paper program recorded in the Condensed Consolidated Balance Sheet. We use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.
Revolving Credit Facility
Our Third Amended and Restated Revolving Credit Agreement, dated as of June 23, 2021 and as amended (Revolving Credit Agreement), provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions).
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of May 4, 2024, we were in compliance with these covenants.

Stock Repurchase Program
In the aggregate, our Board of Directors has authorized us to repurchase $16.7 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of May 4, 2024, an additional $1.8 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options as well as for our employee stock purchase plan. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $411.2 million in the first six months of fiscal 2024. We expect capital expenditures for fiscal 2024 to be between approximately $600 million and $800 million. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On May 21, 2024, our Board of Directors declared a cash dividend of $0.92 per outstanding share of common stock. The dividend will be paid on June 17, 2024 to all shareholders of record at the close of business on June 4, 2024 and is expected to total approximately $456.5 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board of Directors and will be dependent upon our financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Board of Directors.
Contractual Obligations
In the second quarter of fiscal 2024, we issued $550.0 million aggregate principal amount of 5.050% senior unsecured notes due April 1, 2034 and $550.0 million aggregate principal amount of 5.300% senior unsecured notes due April 1, 2054. The 2034 Notes and the 2054 Notes have semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing October 1, 2024. For additional information, see Note 11, Debt, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
There have not been any other material changes during the six-month period ended May 4, 2024 to the amounts presented in the table summarizing our contractual obligations included in our Annual Report on Form 10-K for the fiscal year ended October 28, 2023.
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
There were no material changes in the six-month period ended May 4, 2024 to the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk,” set forth in our Annual Report on Form 10-K for the fiscal year ended October 28, 2023.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 4, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 4, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 4, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 4, 2024 through March 2, 2024	271,611	$189.78	227,258	$1,920,121,368
March 3, 2024 through March 30, 2024	626,241	$194.54	231,167	$1,875,416,710
March 31, 2024 through May 4, 2024	279,741	$192.69	273,830	$1,822,640,104
Total	1,177,594	$193.00	732,255	$1,822,640,104

(a)Includes 445,339 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors or officers during the second quarter of fiscal 2024 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (Rule 10b5-1 trading arrangement).

Name and Title	Date of Adoption	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Vincent Roche Chief Executive Officer and Chair of the Board of Directors	March 1, 2024	Until May 1, 2025, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 90,017 shares

None of our directors or officers terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of fiscal 2024.

ITEM 6.	Exhibits

Exhibit No.	Description
4.1
Supplemental Indenture, dated April 3, 2024, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (including the forms of note contained therein), filed as Exhibit 4.2 to the Company's Current Report on Form 8-K (File No. 001-07819) as filed with the Commission on April 3, 2024 and incorporated herein by reference.

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
*
The certification furnished in each of Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates each by reference. Such certification will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

**	Submitted electronically herewith.
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three- and six-months ended May 4, 2024 and April 29, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three- and six-months ended May 4, 2024 and April 29, 2023, (iii) Condensed Consolidated Balance Sheets at May 4, 2024 and October 28, 2023, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three- and six-months ended May 4, 2024 and April 29, 2023, (v) Condensed Consolidated Statements of Cash Flows for the six months ended May 4, 2024 and April 29, 2023 and (vi) Notes to Condensed Consolidated Financial Statements for the three- and six-months ended May 4, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: May 22, 2024	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: May 22, 2024	By:	/s/ Richard C. Puccio, Jr.
Richard C. Puccio, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)