Form 10-Q
period 2024-08-03
ANALOG DEVICES INC
filed 2024-08-21
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of August 3, 2024 there were 496,493,455 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Revenue	$2,312,209	$3,076,495	$6,983,952	$9,589,055
Cost of sales	1,000,970	1,114,880	3,018,737	3,358,553
Gross margin	1,311,239	1,961,615	3,965,215	6,230,502
Operating expenses:
Research and development	362,671	423,751	1,108,960	1,253,600
Selling, marketing, general and administrative	257,213	334,113	791,420	984,648
Amortization of intangibles	187,754	250,719	567,030	756,882
Special charges, net	12,282	23,539	34,399	46,675
Total operating expenses	819,920	1,032,122	2,501,809	3,041,805
Operating income:	491,319	929,493	1,463,406	3,188,697
Nonoperating expense (income):
Interest expense	85,179	69,346	239,423	193,051
Interest income	(26,432)	(8,794)	(50,870)	(32,198)
Other, net	9,581	(5,880)	13,841	(8,373)
Total nonoperating expense (income)	68,328	54,672	202,394	152,480
Income before income taxes	422,991	874,821	1,261,012	3,036,217
Provision for (benefit from) income taxes	30,759	(2,198)	103,811	220,068
Net income	$392,232	$877,019	$1,157,201	$2,816,149

Shares used to compute earnings per common share – basic	496,338	500,018	496,077	503,951
Shares used to compute earnings per common share – diluted	498,794	503,503	498,689	507,804

Basic earnings per common share	$0.79	$1.75	$2.33	$5.59
Diluted earnings per common share	$0.79	$1.74	$2.32	$5.55

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net income	$392,232	$877,019	$1,157,201	$2,816,149
Foreign currency translation adjustments	198	(1,292)	847	343
Change in fair value of derivative instruments designated as cash flow hedges, net	7,426	2,379	16,752	25,737
Changes in pension plans, net	(141)	422	985	1,218
Other comprehensive income	7,483	1,509	18,584	27,298
Comprehensive income	$399,715	$878,528	$1,175,785	$2,843,447

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	August 3, 2024	October 28, 2023
ASSETS
Current Assets
Cash and cash equivalents	$2,106,032	$958,061
Short-term investments	439,667	—
Accounts receivable	1,127,158	1,469,734
Inventories	1,427,936	1,642,214
Prepaid expenses and other current assets	342,143	314,013
Total current assets	5,442,936	4,384,022
Non-current Assets
Net property, plant and equipment	3,395,748	3,219,157
Goodwill	26,909,775	26,913,134
Intangible assets, net	9,997,707	11,311,957
Deferred tax assets	2,105,430	2,223,272
Other assets	766,778	742,936
Total non-current assets	43,175,438	44,410,456
TOTAL ASSETS	$48,618,374	$48,794,478
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$424,735	$493,041
Income taxes payable	398,347	309,046
Debt, current	899,251	499,052
Commercial paper notes	547,443	547,224
Accrued liabilities	956,853	1,352,608
Total current liabilities	3,226,629	3,200,971
Non-current Liabilities
Long-term debt	6,655,723	5,902,457
Deferred income taxes	2,743,015	3,127,852
Income taxes payable	266,150	417,076
Other non-current liabilities	536,748	581,000
Total non-current liabilities	10,201,636	10,028,385
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 496,493,455 shares outstanding (496,261,678 on October 28, 2023)	82,750	82,712
Capital in excess of par value	25,101,781	25,313,914
Retained earnings	10,175,296	10,356,798
Accumulated other comprehensive loss	(169,718)	(188,302)
Total shareholders’ equity	35,190,109	35,565,122
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,618,374	$48,794,478

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Three Months Ended August 3, 2024
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, MAY 4, 2024	496,217	$82,704	$25,103,737	$10,239,549	$(177,201)
Net income				392,232
Dividends declared and paid - $0.92 per share				(456,485)
Issuance of stock under stock plans and other	827	138	51,881
Stock-based compensation expense			64,051
Other comprehensive income					7,483
Common stock repurchased	(551)	(92)	(117,888)
BALANCE, AUGUST 3, 2024	496,493	$82,750	$25,101,781	$10,175,296	$(169,718)

	Nine Months Ended August 3, 2024
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 28, 2023	496,262	$82,712	$25,313,914	$10,356,798	$(188,302)
Net income				1,157,201
Dividends declared and paid - $2.70 per share				(1,338,703)
Issuance of stock under stock plans and other	2,989	498	115,857
Stock-based compensation expense			192,262
Other comprehensive income					18,584
Common stock repurchased	(2,758)	(460)	(520,252)
BALANCE, AUGUST 3, 2024	496,493	$82,750	$25,101,781	$10,175,296	$(169,718)

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

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	August 3, 2024	July 29, 2023
Cash flows from operating activities:
Net income	$1,157,201	$2,816,149
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	265,530	251,785
Amortization of intangibles	1,318,325	1,505,201
Stock-based compensation expense	192,262	227,113
Deferred income taxes	(269,566)	(431,393)
Other	23,826	19,130
Changes in operating assets and liabilities	114,134	(757,645)
Total adjustments	1,644,511	814,191
Net cash provided by operating activities	2,801,712	3,630,340
Cash flows from investing activities:
Purchases of short-term investments	(438,901)	—
Additions to property, plant and equipment	(565,053)	(785,070)
Other	10,710	(2,254)
Net cash used for investing activities	(993,244)	(787,324)
Cash flows from financing activities:
Proceeds from debt	1,087,856	—
Early termination of debt	—	(65,688)
Proceeds from commercial paper notes	7,709,492	2,646,509
Payments of commercial paper notes	(7,709,273)	(2,101,799)
Repurchase of common stock	(520,712)	(2,494,018)
Dividend payments to shareholders	(1,338,703)	(1,251,121)
Proceeds from employee stock plans	116,355	113,002
Other	(5,512)	(11,227)
Net cash used for financing activities	(660,497)	(3,164,342)
Net increase (decrease) in cash and cash equivalents	1,147,971	(321,326)
Cash and cash equivalents at beginning of period	958,061	1,470,572
Cash and cash equivalents at end of period	$2,106,032	$1,149,246

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 3, 2024 (UNAUDITED)
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
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2024 is a 53-week fiscal year and fiscal 2023 was a 52-week fiscal year. The additional week in fiscal 2024 was included in the first quarter ended February 3, 2024. Therefore, the first nine months of fiscal 2024 included an additional week of operations as compared to the first nine months of fiscal 2023.
Note 2 – Shareholders' Equity
As of August 3, 2024, the Company had repurchased a total of approximately 207.4 million shares of its common stock for approximately $14.9 billion under the Company's share repurchase program. As of August 3, 2024, an additional $1.7 billion remains available for repurchase of shares under the current authorized program. The Company also repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options as well as for the Company's employee stock purchase plan. Future repurchases of common stock will be dependent upon the Company's financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Company.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first nine months of fiscal 2024.

	Foreign currency translation adjustment	Unrealized holding gains (losses) on derivatives	Pension plans	Total
October 28, 2023	$(72,544)	$(102,043)	$(13,715)	$(188,302)
Other comprehensive income before reclassifications	847	14,378	(562)	14,663
Amounts reclassified out of other comprehensive income	—	5,469	1,547	7,016
Tax effects	—	(3,095)	—	(3,095)
Other comprehensive income	847	16,752	985	18,584
August 3, 2024	$(71,697)	$(85,291)	$(12,730)	$(169,718)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders' Equity with presentation location during each period were as follows:

	Three Months Ended		Nine Months Ended
Comprehensive (Loss) Income Component	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023	Location
Unrealized holding (gains) losses on derivatives:
Currency forwards	$(853)	$650	$(1,445)	$933	Cost of sales
	(225)	560	(497)	683	Research and development
	(1,391)	(400)	(3,782)	(1,353)	Selling, marketing, general and administrative
Interest rate derivatives	3,731	3,731	11,193	11,189	Interest expense
	1,262	4,541	5,469	11,452	Total before tax
	(460)	(1,084)	(1,338)	(2,587)	Tax
	$802	$3,457	$4,131	$8,865	Net of tax

Amortization of pension components included in the computation of net periodic pension cost:
Actuarial losses	$515	$393	$1,547	$1,139	Net of tax

Total amounts reclassified out of AOCI, net of tax	$1,317	$3,850	$5,678	$10,004
Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net income	$392,232	$877,019	$1,157,201	$2,816,149
Basic shares:
Weighted-average shares outstanding	496,338	500,018	496,077	503,951
Earnings per common share basic:	$0.79	$1.75	$2.33	$5.59
Diluted shares:
Weighted-average shares outstanding	496,338	500,018	496,077	503,951
Assumed exercise of common stock equivalents	2,456	3,485	2,612	3,853
Weighted-average common and common equivalent shares	498,794	503,503	498,689	507,804
Earnings per common share diluted:	$0.79	$1.74	$2.32	$5.55
Anti-dilutive shares related to:
Outstanding stock-based awards	3	211	94	306

Note 5 – Special Charges, Net
Liabilities related to special charges, net are included in Accrued liabilities and Other non-current liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions	Q4 2023 Plan
Balance at October 28, 2023	$36,981	$110,446
Employee severance and benefit costs, net	—	11,977
Severance and benefit payments	(4,420)	(87,013)
Balance at February 3, 2024	$32,561	$35,410
Employee severance and benefit costs, net	(5,106)	23,172
Severance and benefit payments	(5,767)	(40,559)
Balance at May 4, 2024	$21,688	$18,023
Employee severance and benefit costs	—	4,099
Severance and benefit payments	(453)	(14,592)
Balance at August 3, 2024	$21,235	$7,530
Accrued liabilities	$16,846	$7,530
Other non-current liabilities	$4,389	$—
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

	Three Months Ended
	August 3, 2024			July 29, 2023
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,058,704	46%	(37)%	$1,683,843	55%
Automotive	670,304	29%	(8)%	727,315	24%
Communications	266,599	12%	(26)%	358,520	12%
Consumer	316,602	14%	3%	306,817	10%
Total revenue	$2,312,209	100%	(25)%	$3,076,495	100%

	Nine Months Ended
	August 3, 2024			July 29, 2023
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$3,252,757	47%	(38)%	$5,252,078	55%
Automotive	2,082,869	30%	(3)%	2,146,320	22%
Communications	811,150	12%	(36)%	1,273,265	13%
Consumer	837,176	12%	(9)%	917,392	10%
Total revenue	$6,983,952	100%	(27)%	$9,589,055	100%

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

	Three Months Ended
	August 3, 2024		July 29, 2023
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,332,244	58%	$1,904,496	62%
Direct customers	940,317	41%	1,126,796	37%
Other	39,648	2%	45,203	1%
Total revenue	$2,312,209	100%	$3,076,495	100%

	Nine Months Ended
	August 3, 2024		July 29, 2023
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$4,115,836	59%	$5,912,229	62%
Direct customers	2,753,885	39%	3,547,116	37%
Other	114,231	2%	129,710	1%
Total revenue	$6,983,952	100%	$9,589,055	100%

* The sum of the individual percentages may not equal the total due to rounding.
Note 8 – Fair Value
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below, set forth by level, present the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of August 3, 2024 and October 28, 2023. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of August 3, 2024 and October 28, 2023, the Company held $1,018.8 million and $642.1 million, respectively, of cash that is excluded from the tables below.

	August 3, 2024
	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$620,853	$—	$620,853
Corporate obligations (1)	—	168,422	168,422
Bank obligations (1)	—	298,000	298,000
Short-term investments: (2)
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	139,614	139,614
Bank obligations (1)	—	300,053	300,053
Other assets:
Forward foreign currency exchange contracts (3)	—	7,514	7,514
Deferred compensation plan investments	97,586	—	97,586
Total assets measured at fair value	$718,439	$913,603	$1,632,042
Liabilities
Forward foreign currency exchange contracts (3)	$—	$5,996	$5,996
Interest rate derivatives (4)	—	15,905	15,905
Total liabilities measured at fair value	$—	$21,901	$21,901
(1)The amortized cost of the Company's investments classified as available-for-sale as of August 3, 2024 was $914.6 million.
(2)These investments are adjusted to fair value based on quoted market prices or are determined using a yield curve model based on current market rates.
(3)The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company's master netting arrangements.
(4)The carrying value of the related debt was adjusted by an equal and offsetting amount. The fair value of interest rate derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivatives. See Note 9, Derivatives, in these Notes to Condensed Consolidated Financial Statements.

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
Assets and Liabilities Not Recorded at Fair Value on a Recurring Basis
The table below presents the estimated fair values of certain financial instruments not recorded at fair value on a recurring basis. Given the short tenure of the Company's commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore, are excluded from the table below ($547.4 million and $547.2 million as of August 3, 2024 and October 28, 2023, respectively). The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	August 3, 2024		October 28, 2023
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2024 Notes, due October 2024	$500,000	$499,698	$500,000	$499,473
2025 Notes, due April 2025	400,000	394,533	400,000	385,231
2026 Notes, due December 2026	900,000	885,380	900,000	851,023
2027 Notes, due June 2027	440,212	431,739	440,212	408,595
2028 Notes, due October 2028	750,000	680,664	750,000	628,999
2031 Notes, due October 2031	1,000,000	856,266	1,000,000	773,404
2032 Notes, due October 2032	300,000	296,644	300,000	269,828
2034 Notes, due April 2034	550,000	570,226	—	—
2036 Notes, due December 2036	144,278	135,720	144,278	118,554
2041 Notes, due October 2041	750,000	558,156	750,000	479,078
2045 Notes, due December 2045	332,587	338,550	332,587	292,248
2051 Notes, due October 2051	1,000,000	694,750	1,000,000	590,666
2054 Notes, due April 2054	550,000	566,002	—	—
Total senior unsecured notes	$7,617,077	$6,908,328	$6,517,077	$5,297,099

Note 9 – Derivatives
Foreign Exchange Exposure Management — The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges denominated in Euros, British Pounds, Philippine Pesos, Thai Baht, South Korean Won and Japanese Yen as of August 3, 2024 and October 28, 2023 were $262.6 million and $322.6 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Condensed Consolidated Balance Sheets as of August 3, 2024 and October 28, 2023 were as follows:

		Fair Value At
	Balance Sheet Location	August 3, 2024	October 28, 2023
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$2,488	$471
Forward foreign currency exchange contracts	Accrued liabilities	$2,667	$9,897
As of August 3, 2024 and October 28, 2023, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $167.1 million and $334.7 million, respectively. The fair values of undesignated hedges in the Company’s Condensed Consolidated Balance Sheets as of August 3, 2024 and October 28, 2023 were as follows:

		Fair Value At
	Balance Sheet Location	August 3, 2024	October 28, 2023
Undesignated hedges related to forward foreign currency exchange contracts	Prepaid expenses and other current assets	$5,026	$1,469
Undesignated hedges related to forward foreign currency exchange contracts	Accrued liabilities	$3,329	$3,618
Interest Rate Exposure Management — The Company does not consider the risk of counterparty default to be significant. The gain or loss on the Company's interest rate swap transactions attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps were recorded as follows:

	August 3, 2024
Balance Sheet Location	Loss on Swaps	Gain on Note
Accrued liabilities	$15,905	$—
Long-term debt	$—	$15,905
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.
Note 10 – Inventories
Inventories at August 3, 2024 and October 28, 2023 were as follows:

	August 3, 2024	October 28, 2023
Raw materials	$109,307	$128,142
Work in process	1,021,612	1,125,819
Finished goods	297,017	388,253
Total inventories	$1,427,936	$1,642,214
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
The 2034 Notes and the 2054 Notes were issued pursuant to a base indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented by a supplemental indenture, which contains certain covenants, events of default and other customary provisions. The covenants applicable to the 2034 Notes and the 2054 Notes limit the Company’s ability to incur, create, assume or guarantee any debt secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of August 3, 2024, the Company was in compliance with these covenants.
Note 12 – Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended August 3, 2024 and July 29, 2023 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income. The Company's effective tax rate also includes the effects of the mandatory capitalization and amortization of research and development expenses which began in fiscal 2023 under the Tax Cuts and Jobs Act of 2017. The mandatory capitalization requirement decreases the Company's effective tax rate primarily by increasing the foreign-derived intangible income deduction.
It is reasonably possible that the balance of gross unrealized tax benefits, including accrued interest and penalties, could decrease by as much as approximately $142.0 million within the next twelve months due to the completion of tax audits, including any administrative appeals.
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
Note 14 – Subsequent Events
On August 20, 2024, the Board of Directors of the Company declared a cash dividend of $0.92 per outstanding share of common stock. The dividend will be paid on September 17, 2024 to all shareholders of record at the close of business on September 3, 2024 and is expected to total approximately $456.8 million.

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

Results of Operations
Overview
(all tabular amounts in thousands except per share amounts and percentages)

	Three Months Ended
	August 3, 2024	July 29, 2023	$ Change	% Change
Revenue	$2,312,209	$3,076,495	$(764,286)	(25)%
Gross margin %	56.7%	63.8%
Net income	$392,232	$877,019	$(484,787)	(55)%
Net income as a % of revenue	17.0%	28.5%
Diluted EPS	$0.79	$1.74	$(0.95)	(55)%

	Nine Months Ended
	August 3, 2024	July 29, 2023	$ Change	% Change
Revenue	$6,983,952	$9,589,055	$(2,605,103)	(27)%
Gross margin %	56.8%	65.0%
Net income	$1,157,201	$2,816,149	$(1,658,948)	(59)%
Net income as a % of revenue	16.6%	29.4%
Diluted EPS	$2.32	$5.55	$(3.23)	(58)%
We have a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. The fiscal year ending November 2, 2024 (fiscal 2024) is a 53-week fiscal year and fiscal 2023 was a 52-week fiscal year. The additional week in fiscal 2024 was included in the first quarter ended February 3, 2024. Therefore, the first nine months of fiscal 2024 included an additional week of operations as compared to the first nine months of fiscal 2023.
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

	Three Months Ended
	August 3, 2024			July 29, 2023
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,058,704	46%	(37)%	$1,683,843	55%
Automotive	670,304	29%	(8)%	727,315	24%
Communications	266,599	12%	(26)%	358,520	12%
Consumer	316,602	14%	3%	306,817	10%
Total revenue	$2,312,209	100%	(25)%	$3,076,495	100%

	Nine Months Ended
	August 3, 2024			July 29, 2023
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$3,252,757	47%	(38)%	$5,252,078	55%
Automotive	2,082,869	30%	(3)%	2,146,320	22%
Communications	811,150	12%	(36)%	1,273,265	13%
Consumer	837,176	12%	(9)%	917,392	10%
Total revenue	$6,983,952	100%	(27)%	$9,589,055	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue decreased 25% and 27% in the three- and nine-month periods ended August 3, 2024, respectively, as compared to the same periods of the prior fiscal year, primarily as a result of broad-based decline in demand for our products. The decrease in the nine-month period was partially offset by an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023.
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

	Three Months Ended
	August 3, 2024		July 29, 2023
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,332,244	58%	$1,904,496	62%
Direct customers	940,317	41%	1,126,796	37%
Other	39,648	2%	45,203	1%
Total revenue	$2,312,209	100%	$3,076,495	100%

	Nine Months Ended
	August 3, 2024		July 29, 2023
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$4,115,836	59%	$5,912,229	62%
Direct customers	2,753,885	39%	3,547,116	37%
Other	114,231	2%	129,710	1%
Total revenue	$6,983,952	100%	$9,589,055	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end market revenue trends.
Gross Margin

	Three Months Ended				Nine Months Ended
	August 3, 2024	July 29, 2023	$ Change	% Change	August 3, 2024	July 29, 2023	$ Change	% Change
Gross margin	$1,311,239	$1,961,615	$(650,376)	(33)%	$3,965,215	$6,230,502	$(2,265,287)	(36)%
Gross margin %	56.7%	63.8%			56.8%	65.0%
Gross margin percentage decreased by 710 and 820 basis points in the three- and nine-month periods ended August 3, 2024, respectively, as compared to the same periods of the prior fiscal year, primarily due to lower utilization of our factories due to decreased customer demand and unfavorable product mix.
Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	August 3, 2024	July 29, 2023	$ Change	% Change	August 3, 2024	July 29, 2023	$ Change	% Change
R&D expenses	$362,671	$423,751	$(61,080)	(14)%	$1,108,960	$1,253,600	$(144,640)	(12)%
R&D expenses as a % of revenue	16%	14%			16%	13%
R&D expenses decreased in the three- and nine-month periods ended August 3, 2024, as compared to the same periods of the prior fiscal year. The decrease in the three-month period was primarily as a result of lower R&D employee-related variable compensation expenses and lower salary and benefit expenses. The decrease in the nine-month period was primarily as a result of lower R&D employee-related variable compensation expenses, partially offset by higher salary and benefit expenses and the impact of an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023.
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

Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	August 3, 2024	July 29, 2023	$ Change	% Change	August 3, 2024	July 29, 2023	$ Change	% Change
SMG&A expenses	$257,213	$334,113	$(76,900)	(23)%	$791,420	$984,648	$(193,228)	(20)%
SMG&A expenses as a % of revenue	11%	11%			11%	10%
SMG&A expenses decreased in the three- and nine-month periods ended August 3, 2024, as compared to the same periods of the prior fiscal year, primarily as a result of lower SMG&A employee-related variable compensation expenses, salary and benefit expenses and discretionary spending. The decrease in the nine-month period was partially offset by an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2023.
Amortization of Intangibles

	Three Months Ended				Nine Months Ended
	August 3, 2024	July 29, 2023	$ Change	% Change	August 3, 2024	July 29, 2023	$ Change	% Change
Amortization expenses	$187,754	$250,719	$(62,965)	(25)%	$567,030	$756,882	$(189,852)	(25)%
Amortization expenses as a % of revenue	8%	8%			8%	8%
Amortization expenses decreased in the three- and nine-month periods ended August 3, 2024, as compared to the same periods of the prior fiscal year, primarily as a result of a portion of our acquired intangible assets becoming fully amortized during fiscal 2023.
Special Charges, Net

	Three Months Ended				Nine Months Ended
	August 3, 2024	July 29, 2023	$ Change	% Change	August 3, 2024	July 29, 2023	$ Change	% Change
Special charges, net	$12,282	$23,539	$(11,257)	(48)%	$34,399	$46,675	$(12,276)	(26)%
Special charges, net decreased in the three- and nine-month periods ended August 3, 2024, as compared to the same periods of the prior fiscal year, primarily due to the timing of charges recorded in each period. Fiscal 2023 charges were primarily related to Global Repositioning Actions, while fiscal 2024 charges were primarily related to the Q4 2023 Plan.
Operating Income

	Three Months Ended				Nine Months Ended
	August 3, 2024	July 29, 2023	$ Change	% Change	August 3, 2024	July 29, 2023	$ Change	% Change
Operating income	$491,319	$929,493	$(438,174)	(47)%	$1,463,406	$3,188,697	$(1,725,291)	(54)%
Operating income as a % of revenue	21.2%	30.2%			21.0%	33.3%
The year-over-year decrease in operating income in the three-month period ended August 3, 2024 was primarily the result of a decrease in revenue, which contributed to a decrease in gross margin of $650.4 million, partially offset by a decrease of $212.2 million in net operating expenses.
The year-over-year decrease in operating income in the nine-month period ended August 3, 2024 was primarily the result of a decrease in revenue, which contributed to a decrease in gross margin of $2,265.3 million, partially offset by a decrease of $540.0 million in net operating expenses.

Nonoperating Expense (Income)

	Three Months Ended			Nine Months Ended
	August 3, 2024	July 29, 2023	$ Change	August 3, 2024	July 29, 2023	$ Change
Total nonoperating expense (income)	$68,328	$54,672	$13,656	$202,394	$152,480	$49,914
The year-over-year increases in nonoperating expense (income) in the three- and nine-month periods ended August 3, 2024, as compared to the same periods of the prior fiscal year, were primarily the result of higher foreign currency expenses.
Provision for (Benefit from) Income Taxes

	Three Months Ended			Nine Months Ended
	August 3, 2024	July 29, 2023	$ Change	August 3, 2024	July 29, 2023	$ Change
Provision for (benefit from) income taxes	$30,759	$(2,198)	$32,957	$103,811	$220,068	$(116,257)
Effective income tax rate	7.3%	(0.3)%		8.2%	7.2%
The effective tax rates for the three- and nine-month periods ended August 3, 2024 and July 29, 2023 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. Our pretax income for the three- and nine-month periods ended August 3, 2024 and July 29, 2023 was primarily generated in Ireland at a tax rate of 12.5%.
See Note 12, Income Taxes, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Net Income

	Three Months Ended				Nine Months Ended
	August 3, 2024	July 29, 2023	$ Change	% Change	August 3, 2024	July 29, 2023	$ Change	% Change
Net income	$392,232	$877,019	$(484,787)	(55)%	$1,157,201	$2,816,149	$(1,658,948)	(59)%
Net income as a % of revenue	17.0%	28.5%			16.6%	29.4%
Diluted EPS	$0.79	$1.74			$2.32	$5.55
Net income decreased in the three-month period ended August 3, 2024, as compared to the same period of the prior fiscal year, as the result of a $438.2 million decrease in operating income, a $33.0 million increase in provision for (benefit from) income taxes and a $13.7 million increase in nonoperating expense (income).
Net income decreased in the nine-month period ended August 3, 2024, as compared to the same period of the prior fiscal year, as the result of a $1,725.3 million decrease in operating income and a $49.9 million increase in nonoperating expense (income), partially offset by a $116.3 million decrease in provision for (benefit from) income taxes.
Liquidity and Capital Resources
At August 3, 2024, our principal source of liquidity was $2.5 billion of cash, cash equivalents and short-term investments, of which approximately $1.4 billion was held in the United States, and the balance of our cash, cash equivalents and short-term investments was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash, cash equivalents and short-term investments consist of highly liquid investments, including money market funds and corporate and bank obligations. We maintain these balances with counterparties with high credit ratings, and continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.

We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Nine Months Ended
	August 3, 2024	July 29, 2023
Net cash provided by operating activities	$2,801,712	$3,630,340
Net cash provided by operations as a % of revenue	40%	56%
Net cash used for investing activities	$(993,244)	$(787,324)
Net cash used for financing activities	$(660,497)	$(3,164,342)
The following changes contributed to the net change in cash and cash equivalents in the nine-month period ended August 3, 2024 as compared to the same period in fiscal 2023.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The decrease in cash provided by operating activities during the nine-month period ended August 3, 2024, as compared to the same period of the prior fiscal year, was mainly the result of lower net income adjusted for noncash items offset by changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The increase in cash used for investing activities during the nine-month period ended August 3, 2024, as compared to the same period of the prior fiscal year, was primarily the result of the purchase of short-term investments, partially offset by a decrease in cash used for capital expenditures.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The change in cash used for financing activities during the nine-month period ended August 3, 2024, as compared to the same period of the prior fiscal year, was primarily the result of lower common stock repurchases and net proceeds from the issuance of debt during fiscal 2024. For additional information, see Note 11, Debt, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Working Capital

	August 3, 2024	October 28, 2023	$ Change	% Change
Accounts receivable	$1,127,158	$1,469,734	$(342,576)	(23)%
Days sales outstanding*	42	52
Inventory	$1,427,936	$1,642,214	$(214,278)	(13)%
Days cost of sales in inventory*	132	143
_______________________________________
*We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The decrease in accounts receivable in dollars was primarily the result of variations in the timing of collections and billings and decreased revenue levels in the third quarter of fiscal 2024 as compared to the fourth quarter of fiscal 2023.
Inventory decreased primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities increased to $3,226.6 million at August 3, 2024 as compared to $3,201.0 million at the end of fiscal 2023 due to higher current debt and income taxes payable, partially offset by lower accrued liabilities and accounts payable.

Debt
As of August 3, 2024, our debt obligations consisted of the following:

Principal Amount Outstanding
Commercial paper notes	$547,443
2024 Notes, due October 2024	500,000
2025 Notes, due April 2025	400,000
2026 Notes, due December 2026	900,000
2027 Notes, due June 2027	440,212
2028 Notes, due October 2028	750,000
2031 Notes, due October 2031	1,000,000
2032 Notes, due October 2032	300,000
2034 Notes, due April 2034	550,000
2036 Notes, due December 2036	144,278
2041 Notes, due October 2041	750,000
2045 Notes, due December 2045	332,587
2051 Notes, due October 2051	1,000,000
2054 Notes, due April 2054	550,000
Total debt	$8,164,520
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of August 3, 2024, we were in compliance with these covenants.
Commercial Paper Program
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of August 3, 2024, we had $547.4 million of outstanding borrowings under the commercial paper program recorded in the Condensed Consolidated Balance Sheet. We use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.
Revolving Credit Facility
Our Third Amended and Restated Revolving Credit Agreement, dated as of June 23, 2021 and as amended (Revolving Credit Agreement), provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions).
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of August 3, 2024, we were in compliance with these covenants.

Stock Repurchase Program
In the aggregate, our Board of Directors has authorized us to repurchase $16.7 billion of our common stock under our common stock repurchase program. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. As of August 3, 2024, an additional $1.7 billion remains available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. We also repurchase shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options as well as for our employee stock purchase plan. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $565.1 million in the first nine months of fiscal 2024. We expect capital expenditures for fiscal 2024 to be between approximately $650 million and $750 million. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On August 20, 2024, our Board of Directors declared a cash dividend of $0.92 per outstanding share of common stock. The dividend will be paid on September 17, 2024 to all shareholders of record at the close of business on September 3, 2024 and is expected to total approximately $456.8 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board of Directors and will be dependent upon our financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Board of Directors.
Contractual Obligations
In the second quarter of fiscal 2024, we issued $550.0 million aggregate principal amount of 5.050% senior unsecured notes due April 1, 2034 (2034 Notes) and $550.0 million aggregate principal amount of 5.300% senior unsecured notes due April 1, 2054 (2054 Notes). The 2034 Notes and the 2054 Notes have semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing October 1, 2024. For additional information, see Note 11, Debt, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We are subject to market risks related to our financial instruments, including those identified in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended October 28, 2023, which was filed with the Securities and Exchange Commission on November 21, 2023.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 3, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 3, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 3, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 5, 2024 through June 1, 2024	312,392	$215.31	281,773	$1,761,966,880
June 2, 2024 through June 29, 2024	106,372	$231.45	46,526	$1,751,134,187
June 30, 2024 through August 3, 2024	132,044	$229.80	77,494	$1,733,383,875
Total	550,808	$221.90	405,793	$1,733,383,875

(a)Includes 145,015 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors or officers during the third quarter of fiscal 2024 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (Rule 10b5-1 trading arrangement).

Name and Title	Date of Adoption	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Gregory Bryant Executive Vice President and President of Business Units	June 25, 2024	Until June 30, 2025, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 203,944 shares(1)
(1)Includes 50,000 shares owned outright and 35,187 shares underlying restricted stock units (RSUs). Also includes 118,757 shares underlying performance-based RSUs (PRSUs) as described in the table below. PRSUs may be earned based on the achievement of Company performance targets anywhere from zero to 200% of the target award.

Shares Underlying PRSUs	Shares Earned to Date	Total Shares that May be Earned	Total Shares Issued
10,615	--	21,230	--
80,046	120,069	--	69,820*
28,096	22,472	33,708	--
*Represents the total number of shares actually earned and vested, less shares withheld by the Company in satisfaction of withholding taxes, that may be sold. For both RSUs and PRSUs, the Company withholds shares in payment of withholding taxes in connection with the vesting of such awards.
None of our officers or directors terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of fiscal 2024.
In our Quarterly Report on Form 10-Q for the period ended May 4, 2024, which was filed with the Securities and Exchange Commission on May 22, 2024, we reported the adoption of a Rule 10b5-1 trading arrangement by Vincent Roche, our Chief Executive Officer and Chair of the Board of Directors. The disclosure inadvertently omitted 29,983 shares that may be sold under such Rule 10b5-1 trading arrangement. The correct amount of the total number of shares that may be sold under the Rule 10b5-1 trading arrangement is 120,000. As contemplated by the Rule 10b5-1 trading arrangement, the schedule for sales of the 29,983 shares begins in March 2025, and as of the date of this report, none of those shares have been sold.

ITEM 6.	Exhibits

Exhibit No.	Description
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2†*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101.SCH	Inline XBRL Schema Document.**
101.CAL	Inline XBRL Calculation Linkbase Document.**
101.LAB	Inline XBRL Labels Linkbase Document.**
101.PRE	Inline XBRL Presentation Linkbase Document.**
101.DEF	Inline XBRL Definition Linkbase Document.**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed or furnished herewith.
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
Attached as Exhibit 101 to this report are the following formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three- and nine-months ended August 3, 2024 and July 29, 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-months ended August 3, 2024 and July 29, 2023, (iii) Condensed Consolidated Balance Sheets at August 3, 2024 and October 28, 2023, (iv) Condensed Consolidated Statements of Shareholders' Equity for the three- and nine-months ended August 3, 2024 and July 29, 2023, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended August 3, 2024 and July 29, 2023 and (vi) Notes to Condensed Consolidated Financial Statements for the three- and nine-months ended August 3, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: August 21, 2024	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: August 21, 2024	By:	/s/ Richard C. Puccio, Jr.
Richard C. Puccio, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)