Form 10-K
period 2024-11-02
ANALOG DEVICES INC
filed 2024-11-26
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 2, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $76,694,000,000 based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on May 4, 2024. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of November 2, 2024, there were 496,296,854 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 12, 2025	III

Note About Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “potential,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance or results; our anticipated growth and trends in our businesses; the effects of business, economic, political, legal and regulatory impacts or conflicts upon our global operations; changes in demand for semiconductors and the related changes in demand and supply for our products, including the effects of customer inventory adjustments; manufacturing delays, product availability, and supply chain disruptions; our ability to recruit or retain our key personnel; our future liquidity, capital needs and capital expenditures; our development of technologies and processes and research and development investments; our future market position and expected competitive changes in the marketplace for our products; our plans to pay dividends or repurchase stock; servicing our outstanding debt; our plans to borrow under our third amended and restated revolving credit agreement, as amended, and issue notes under our commercial paper program and the planned use of proceeds from such borrowing and issuing; our expected tax rate; the effect of tax examinations and audits and changes in or the application of new or revised tax laws; expected cost savings; the effect of new accounting pronouncements; our plans to integrate or realize the benefits or synergies expected of acquired businesses and technologies; and other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

PART I

ITEM 1.    BUSINESS
Company Overview, Strategy and Mission
Analog Devices, Inc. (we, Analog Devices or the Company) is a global semiconductor leader dedicated to solving our customers’ most complex engineering challenges. We deliver innovations that connect technology to human breakthroughs and play a critical role at the intersection of the physical and digital worlds by providing the building blocks to sense, measure, interpret, connect and power. We design, manufacture, test and market a broad portfolio of solutions, including integrated circuits (ICs), software and subsystems that leverage high-performance analog, mixed-signal and digital signal processing technologies. Our comprehensive product portfolio, deep domain expertise and advanced manufacturing capabilities extend across high-performance precision and high-speed mixed-signal, power management and processing technologies – including data converters, amplifiers, power management, radio frequency (RF) ICs, edge processors and other sensors.
The Intelligent Edge is characterized by ubiquitous sensing, hyper-scale and edge computing, artificial intelligence (AI) and pervasive connectivity. These technological trends are driving a continuous evolution of new generations of applications that are increasing the demand for Analog Devices’ high-performance analog, mixed-signal, power and RF ICs. We have positioned our business to capitalize on the secular growth opportunities across our markets and to deliver innovative solutions. Central to our strategy is our focus on challenges that our customers have across the most impactful application areas. That is built around the following key priorities, which we believe will continue to drive our long-term success:
•Efficient use of capital. Research and development (R&D) is critical to continue our cycle of innovation, driven by a diverse array of engineering talent who “engineer good” for our planet and society. We are also deeply committed to realizing targeted shareholder value creation from our acquisitions to complement our R&D and drive long-term value creation. Through the development of cutting-edge innovations and our ability to solve difficult problems across a broad array of applications, we generate significant cash flow and are deeply committed to delivering strong shareholder returns.
•Deepening customer-centricity. Close customer relationships influence all aspects of our business: from our broad range of product portfolios and applications expertise to manufacturing capabilities in high-performance power management and precision and high-speed signal processing technologies. We believe that our engineering talent continues to be an important competitive differentiator in the semiconductor space that will enable us to continue to deepen our relationships with customers. We strive to be the destination for the world’s best engineering talent with a team of more than 13,000 engineers. Together, our products and our engineering talent enable us to partner with our customers, leveraging our analog domain expertise and receive the full benefit of our technology capabilities to develop complete and innovative solutions.
•Capitalizing on secular trends. We are positioned to capitalize on important secular growth trends to drive advancements in digitized factories, mobility and digital healthcare, combat climate change and reliably connect humans and the world. We are well-aligned with the key B2B markets driving the increase in data at the Intelligent Edge and we will continue to be a critical partner in the collection, creation and communication of our customers’ edge data. In addition, we are increasingly incorporating AI capabilities into the development of technologies and our business operations, and into our products and services.
We were incorporated in Massachusetts in 1965 with our corporate headquarters near Boston in Wilmington, Massachusetts. We have manufacturing facilities primarily in the United States, Ireland and Southeast Asia. Our common stock is listed on the Nasdaq Global Select Market under the symbol ADI and is included in the Standard & Poor’s 500 Index. Our fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October; November 2, 2024 (fiscal 2024) was a 53-week fiscal period, while the fiscal year ended October 28, 2023 (fiscal 2023) and the fiscal year ended October 29, 2022 (fiscal 2022) were 52-week fiscal periods. The additional week in fiscal 2024 is included in the first quarter ended February 3, 2024. Therefore, fiscal 2024 includes an additional week of operations as compared to fiscal 2023 and fiscal 2022.

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
Our analog and mixed-signal IC technology have been the foundation of our business for nearly six decades, and we are one of the world’s largest suppliers of high-performance analog ICs. Our analog signal processing ICs are primarily high-performance devices, offering higher dynamic range, greater bandwidth and other enhanced features. We believe that the principal advantages these products have as compared to competitors’ products include higher accuracy, higher speed, lower cost per function, smaller size, lower power consumption and fewer components, resulting in improved performance and reliability. Our product portfolio includes several thousand analog ICs, many of which can have several hundred end customers. Our analog ICs typically have long product life cycles. Our customers include original equipment manufacturers (OEMs) and customers who build electronic subsystems for integration into larger systems.
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
•Interface—Includes general purpose analog ICs whose primary function is to modify or shape the signal in order to ensure signal integrity for transmission over a distance through a physical medium such as a wire, cable, waveguide, or tracks within a printed circuit board. These include devices that shape the signal for transmission over the medium or reconstruct the received signal after transmission to recover the intended signal integrity.
Sales Channel
We sell our products globally through a direct sales force, third-party distributors, independent sales representatives and via our website. We have direct sales offices, sales representatives and/or distributors in approximately 50 countries. We support our worldwide sales efforts through our website and with extensive promotional programs that include editorial coverage and paid advertising in online and printed trade publications, webinars, social media and communities, promotional and training videos, direct mail programs, technical seminars and participation in trade shows. We publish, share and distribute technical content such as data sheets, application guides and catalogs. We maintain a staff of field application engineers who aid customers in incorporating our products into their products. In addition, we offer a variety of web-based tools that ease product selection and aid in the design process for our customers.
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
These distributors typically maintain an inventory of our products. Some of them also sell products that compete with our products, including those for which we are an alternate source. We make sales to distributors under agreements that allow certain distributors to receive price adjustment credits and to return qualifying products for credit, typically as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. These agreements limit such returns to a certain percentage of our shipments to that distributor during the prior quarter. In addition, certain distributors are allowed to return unsold products if we terminate the relationship with the distributor. Additional information relating to our revenue and customer concentration is set forth in Note 2l, Concentrations of Risk; Note 2n, Revenue Recognition; and Note 4, Industry, Segment and Geographic Information, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
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
Markets
The breakdown of our annual revenue by end market is set out in the table below:

End Market*	Percent of Fiscal 2024 Revenue	Percent of Fiscal 2023 Revenue	Percent of Fiscal 2022 Revenue
Industrial	46%	54%	52%
Automotive	30%	23%	20%
Communications	11%	13%	15%
Consumer	13%	10%	13%
*The sum of the individual percentages may not equal 100% due to rounding.
The following describes some of the characteristics of, and customer products within, our major end markets of Industrial, Automotive, Communications and Consumer:
Industrial — Our industrial market includes the following sectors:
Industrial Automation — We are a leader in industrial automation because we deliver robust, high performance solutions from our deep motion and process control expertise and precision sensing measurement and interpretation to expansive connectivity and power capabilities. We take real-world phenomena in the most complex environments on the factory floor and translate them into valuable insights and outcomes. We co-create with customers to architect robotics systems and solutions that improve dynamic behavior and precision while enhancing worker safety, machine health, and manufacturing flexibility. Our industrial automation market includes applications such as:

• Condition-based monitoring (CbM)	• Industrial power supplies
• Industrial robotics	• Industrial motion control
• Factory and process control
Instrumentation & Measurement — Trusted measurement is at the forefront of innovation. With the rapid pace of global transformation, from ubiquitous connectivity, to electrification, to AI, to human health and environmental sustainability — all of these trends require reliable and efficient test solutions from R&D to manufacturing to field deployment. We enable high performance measurement through our components and system solutions. Our RF, high-speed and power management products are designed to enable solutions for complying with evolving communications standards. Our high-voltage, isolation and precision products are a key part of the systems that are designed for safety, longevity and efficiency in electric vehicles and renewable energy. Beyond electrical testing, our precision and power technology enable analytical instruments for drug or vaccine R&D and manufacturing, food safety and quality and environmental monitoring. Our instrumentation and measurement market includes applications such as:

• Automated test equipment	• Automotive and energy test
• Electronic test and measurement	• Life sciences and drug discovery
• Environmental and process analysis
Aerospace/Defense — The defense, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our ICs can be supplied in versions that meet these standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specially tested versions of products derived from our standard product offering. As end systems are becoming more complex, many of our customers in this market also look for us to provide higher levels of integration in order to minimize size, weight and power and to improve ease-of-use. As such, we also sell products in the form of system in package (SiPs), printed circuit board assemblies, modules, and subsystems. Customer products include applications such as:

• Navigation systems	• Radar systems
• Space and satellite communications	• Security devices
• Communication systems	• Electronic surveillance and countermeasures

Healthcare — The healthcare market is evolving in response to the need for increased access to better and more affordable care, as well as a growing focus on preventative healthcare and the need to better and more cost effectively manage chronic conditions. To help achieve this, we are collaborating with customers and partners on innovative solutions that are designed to achieve better outcomes for patients and more efficient workflows for physicians at reduced costs. Our offerings include both standard and application-specific hardware, software and service-based products and are used in applications such as:

• Ultrasound, PET and MRI systems	• Anesthesia equipment
• X-Ray equipment (CT and DX-Ray)	• Lab and point of care diagnostic equipment
• Image guided therapy	• Robotic surgery, surgical tools and instruments
• Multi-parameter vital signs monitors	• Blood analyzers and infusion pumps
• Remote patient monitoring and wellness	• Renal therapy and organ transplant systems
• Continuous glucose monitoring	• Insulin pumps
Energy Management — The global drive towards improved energy efficiency, conservation, reliability and clean energy is driving investments in electrification across many different application areas, including electric vehicle charging infrastructure, renewable energy, power transmission and distribution systems, electric meters and other innovative areas. The common characteristic behind these efforts is the addition of sensing, measurement and communication technologies to electrical infrastructure. Our offerings include both standard and application-specific products and are used in applications such as:

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

Competition
We believe that competitive performance in the marketplace for integrated circuits depends upon multiple factors, including technological innovation, strength of brand, diversity of product portfolio, product performance, technical support, delivery capabilities, customer service quality, reliability and price, with the relative importance of these factors varying among products, markets, and customers. We compete with a number of semiconductor companies in markets that are highly competitive. Many companies have sufficient financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include both emerging companies selling specialized products in markets we serve and companies outside of the U.S., including entities associated with well-funded efforts by foreign governments to create indigenous semiconductor industries.
We believe that our technical innovation emphasizing product performance and reliability, supported by our commitment to strong customer service and technical support, enables us to make a fundamental difference to our customers’ competitiveness in our chosen markets.
Seasonality
Our sales are subject to a varying degree of seasonality. Historically, sales to customers during our first fiscal quarter have been lower than other quarters due to plant shutdowns at some of our customers. In general, the seasonality for any specific period of time has not had a material impact on our results of operations. In addition, as explained in our risk factors contained in Item 1A of this Annual Report on Form 10-K, our revenue is more likely to be influenced on a quarter to quarter basis by cyclicality in the semiconductor industry.
We believe that a number of factors should be used to assess future customer demand, including backlog, macroeconomic trends, customer insights and current customer bookings as compared to billings (book-to-bill) ratio. We define backlog to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. However, backlog may be impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog and, in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be canceled within a reasonable notification period or deliveries to be delayed by customers without significant penalty, while also allowing certain distributors to receive price adjustment credits and to return qualifying products for credit, typically as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory.
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

Patents and Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, mask works, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights, mask works and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of November 2, 2024, we held approximately 4,660 U.S. patents and approximately 470 published pending U.S. patent applications. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, mask works, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. Although it is generally our policy to seek patent protection for significant inventions that may be patented, we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products, and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.
Government Regulation
Our business activities are subject to various federal, state, local and foreign laws and regulations, including those related to financial and other disclosures, accounting standards, corporate governance, intellectual property, tax, trade, including import, export and customs, antitrust, environment, health and safety, employment, immigration and travel, cybersecurity, privacy, data protection and localization and anti-corruption. These laws and regulations may differ among jurisdictions, and compliance with them may have a materially adverse impact on our business and results of operations. For more information about these potential impacts, see the section titled “Risk Factors—Risks Related to Cyber, Artificial Intelligence, Intellectual Property, Legal and Regulatory” of this Annual Report on Form 10-K.
Environment, Social and Governance
We are a signatory to the United Nations Global Compact and the Business Ambition for 1.5°C campaign, as well as a member of the Responsible Business Alliance. Our Environment, Social and Governance (ESG) aspirations and programs, including our climate targets and our approach to ethical business conduct and ethics and applying fair labor standards, are communicated in our 2023 ESG Report. The ESG Report is available on our website at www.analog.com/corporate-responsibility. The contents of our website and the information contained in our ESG Report are not incorporated by reference into this Annual Report on Form 10-K.
To support our commitment to ESG, we have implemented an oversight structure which includes a quarterly reporting cadence both to senior management and the Nominating and Corporate Governance Committee of the Board of Directors. These quarterly reports include updates on programs, as well as updates on topics such as stakeholder value, risks and opportunities, regulatory preparedness and key ESG focus areas.
We have programs and management systems in place to protect the environment and the health and safety of our employees, customers and the public. We endeavor to adhere to applicable environment, health and safety (EHS) regulatory and industry standards across all of our facilities, and to encourage pollution prevention, reduce our water and energy consumption, manage waste streams to divert from landfills and strive towards continual improvement. We strive to achieve excellence in EHS management practices as an integral part of our total quality management system.
Our EHS management systems in all of our manufacturing facilities are certified to ISO 14001:2015 for environmental management and ISO 45001:2018 for occupation health and safety. Our industrial hygiene surveillance program is designed to minimize and prevent exposures in the workplace. We use two industry standard metrics to assess injury performance and trends worldwide. In fiscal 2024 and fiscal 2023, our global injury rates were lower than the U.S. semiconductor industry benchmark.
Our manufacturing facilities are subject to numerous and increasingly strict federal, state, local and foreign EHS laws and regulations, particularly with respect to the transportation, storage, handling, use, emission, discharge and disposal of certain chemicals used or produced in the semiconductor manufacturing process. Our products are subject to increasingly stringent regulations regarding substance content in jurisdictions where we do business. Contracts with many of our customers reflect these and additional EHS compliance standards. Substance content of our products includes materials that are subject to reporting requirements, including conflict minerals. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There can be no assurance, however, that current or future environmental laws and regulations will not impose costly requirements upon us. Any failure by us to comply with applicable EHS laws, regulations and contractual obligations could result in fines, suspension of production, the need to alter manufacturing processes and legal liability.
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
Core to our empowerment strategy is embracing diversity and building a culture of inclusion across the organization. We are working to achieve this by expanding the diversity of our workforce, creating growth and development opportunities for our employees, embracing different perspectives and fostering an inclusive work environment for all. In addition, we encourage employees to develop different networks, which contribute to our broader diversity and inclusion initiatives. Our current employee networks include the Analog Veterans Network, Neurodiversity Network, People of Color and Allies Network, Pride Network, Women’s Leadership Network, Young Professionals Network, the Green Team and the Communities Activities Board. As noted in “Environment, Social and Governance” above, we published our 2023 ESG Report which details our sustainability efforts, operations efficiency, employee engagement and governance, and also provides a look at the state of our organization and an overview of some of the initiatives we have launched to drive continuous improvements across diversity and inclusion.
As of November 2, 2024, we had approximately 24,000 employees, of whom approximately 13,000 are in engineering roles. Approximately 62% of our workforce is male and 38% female. Our senior leadership team is 64% male and 36% female, while manager roles are approximately 75% male and 25% female. 36% of the members of our Board of Directors are female. For fiscal 2024, our voluntary employee turnover rate was approximately 8%.
Our human capital resource objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. We strive to attract and retain the most talented employees in the industry and across the globe by offering competitive compensation and benefits that support their health, financial and emotional well-being. Our compensation philosophy is based on rewarding each employee’s individual contributions and striving to achieve equal pay for equal work regardless of gender, race or ethnicity. We use a combination of fixed and variable pay including base salary, bonuses, performance awards and equity compensation. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards. We offer employees benefits that vary by country and are designed to meet or exceed local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include a 401(k) plan with employer contributions; health benefits; life, business travel and disability insurance; additional voluntary insurance; paid time off and parental leave; education assistance; paid counseling assistance; backup child and adult care; adoption support; and family college planning. For further information concerning our equity incentive plans, see Note 3, Stock-based Compensation and Shareholders’ Equity, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that we are meeting our human capital objectives we frequently utilize employee surveys to understand the effectiveness of our employee and compensation programs and where we can improve across the company. Our latest survey completed in fiscal 2024 had a 92% participation rate among all employees and the survey results indicated employee satisfaction in areas such as purpose, demonstrating culture, fostering belonging, aligning with our strategy and leadership commitment, while also supporting decision speed and reducing barriers to execution. Our dual focus of being a great place to work and providing industry-leading benefits and work culture has led to strong employee satisfaction and pride that has been recognized across the globe, as evidenced with the following awards: TIME World’s Best Companies (2024, 2023), Forbes America’s Best Large Employers (2024), Forbes America’s Best Employers for Diversity (2024), Forbes America’s Best Employers by State (2023), The Boston Globe’s Top Places to Work (2023), and Forbes World’s Top Female Friendly Companies (2022).

ITEM 1A.     RISK FACTORS
Set forth below and elsewhere in this report are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business. For more information, see the section titled “Note About Forward-Looking Statements” of this Annual Report on Form 10-K.
Risks Related to our Business, Operations, Industry and Partners
Global political and economic uncertainty and adverse conditions related to our international operations could materially and adversely affect our business, financial condition and results of operations.
We have significant operations and manufacturing facilities outside the United States, including in Ireland, the Philippines, Thailand and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. As a result of our international operations, our business, financial condition and results of operations could be negatively impacted by, among others, the following factors:
•political, legal and economic changes, crises or instability and civil unrest that may impact markets in which we do business, such as macroeconomic weakness related to trade and political disputes between the United States and Europe or China, tensions across the Taiwan Strait that may adversely affect our operations in Taiwan, our customers and the technology industry supply chain, and the ongoing conflicts between Russia and Ukraine and in Israel and the Middle East;
•compliance requirements of customs and export regulations, including the Export Administration Regulations and the International Traffic and Arms Regulations;
•currency conversion risks and exchange rate and interest rate fluctuations, including the potential impact of elevated interest rates;
•instability of global credit and financial markets due to adverse macroeconomic conditions such as elevated inflation, high interest rates, bank failures and slower economic growth or recession that could, among other impacts, affect our ability to timely access external financing sources on acceptable terms or lead to financial difficulties or uncertainty of our customers, suppliers and distributors exposing us to late payments, cancelled orders and inventory challenges;
•trade policy, commercial, travel, export or taxation disputes or restrictions, import or export tariffs, changes to export classifications or other restrictions imposed by the U.S. government or by the governments of the countries in which we do business, particularly with respect to China;
•sanctions imposed by governments in countries in which we do business;
•complex, varying and changing government regulations and legal standards and requirements, particularly with respect to tax, price protection, competition practices, export control, customs, immigration, anti-boycott, AI, data privacy, cyber and product security, sustainability, climate and other ESG matters, intellectual property, anti-corruption, including the Foreign Corrupt Practices Act, and environmental compliance;
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
Many of these factors and risks are present and may be exacerbated within our business operations in China. For example, changes in U.S.-China relations, the political environment or international trade policies could result in further revisions to laws or regulations or their interpretation and enforcement, increased taxation, trade sanctions, the imposition of import or export duties and tariffs, restrictions on imports or exports, currency revaluations or retaliatory actions, which have had and may continue to have an adverse effect on our business plans and operating results. The incoming administration has indicated that it intends to impose or significantly increase tariffs on imports to the United States, which could exacerbate many of these issues. In addition, expanded export restrictions limit our ability to sell to certain Chinese companies and to third parties that do business with those companies. These restrictions have created, and these and similar restrictions may continue to create, uncertainty and caution with our current or prospective customers and may cause them to amass large inventories of our products, replace our products with products from another supplier that is not subject to the export restrictions or focus on building indigenous semiconductor capacity to reduce reliance on U.S. suppliers. Furthermore, if these export restrictions cause our current or potential customers to view U.S. companies as unreliable, we could suffer reputational damage or lose business to foreign competitors who are not subject to such export restrictions, and our business could be materially harmed. We are continuing to evaluate the impact of these restrictions on our business, but these actions may have direct and indirect adverse impacts on our revenues and results of operations in China and elsewhere. In addition, our success may be adversely affected by China’s continuously evolving policies, laws and regulations, including those relating to imports and exports, antitrust, AI, cybersecurity, data protection and data privacy, the environment, indigenous innovation, the promotion of a domestic semiconductor industry, intellectual property rights and enforcement and protection of those rights.
The markets for semiconductor products are cyclical, and increased production may lead to overcapacity and lower prices, and conversely, we may not be able to satisfy unexpected demand for our products.
The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. The demand for our products may vary based on market conditions in our major end markets. Demand in these end markets can fluctuate significantly based upon, for example, consumer spending, consumer preferences, the development of new technologies and macroeconomic conditions. If we overbuild inventory in a period of decreased demand, or we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect, or declines, our operating results may be adversely affected as a result of underutilization of capacity, charges related to obsolete inventory, asset impairment or inventory write-downs, increased operating expenses or reduced margins. For example, we have experienced, and may in the future experience, periods of customer inventory adjustments and other customer behaviors that may adversely affect our operating results. Further, any capacity expansions by us or other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that could adversely impact our operating results. Conversely, during periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, locate suitable third-party suppliers or respond effectively to changes in demand for our existing products or to demand for new products requested by our customers, and our current or future business could be materially and adversely affected.
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
Our manufacturing processes require availability of certain raw materials and supplies. Limited or delayed access to these items, including as a result of, global trade issues, supply chain constraints, difficulties obtaining import or export licenses, natural disasters, public health emergencies or changes in or new laws or regulations, could adversely affect our results of operations. In certain instances, one of our vendors may be the sole source of highly specialized processing services or materials. If such vendor is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement vendor, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement vendors are not available, we may also experience delays in product development or shipment which could, in turn, result in reputational harm or the temporary or permanent loss of customers, and as a result could adversely affect our business and results of operations.

Our industry faces challenges associated with products diverted from authorized distribution channels, which could result in reputational harm and have a material adverse effect on our business and results of operations.
We market and sell our products directly and through third-party distributors. In the past, certain of our products have been, and there is a risk that our products may continue to be, diverted from our authorized distribution channels and sold on the “gray market” in ways that are not in accordance with our established agreements, controls, policies and procedures. Purchasers that acquire our products via the gray market or through other unauthorized channels may resell or otherwise use our products for purposes for which they were not intended or that may be contrary to our ethical, legal and regulatory obligations. Organizations may also purchase counterfeit or substandard products, including products that have been altered, mishandled or damaged, or purchase used products presented as new, each of which could result in damage to property or persons and adversely affect our reputation and customer satisfaction. In addition, governments and regulatory bodies may inquire into our processes to mitigate risks related to product diversion. For example, during 2024, we participated in an inquiry from the U.S. Senate Permanent Subcommittee on Investigations related to the unauthorized misuse of U.S. chips in Russian weapon systems. As new challenges and information arise, our processes and policies will evolve, and we may be required to incur additional costs to continue to enhance our compliance efforts, which may include costs associated with distributor audits or responding to inquiries from governments and regulatory bodies. These situations could have a material adverse effect on our reputation and business and operating results.
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
Our operating results are dependent on the performance of independent distributors.
Sales to third-party distributors accounted for approximately 58% of our revenue in the year ended November 2, 2024. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts for our products. Further, our distributors could terminate their representation of us with little advance notice. In addition, we generally do not require letters of credit from our distributors, including our largest distributor, and are not protected against accounts receivable default or declarations of bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor or a group of distributors, whether at our initiative or the distributor’s initiative or through consolidation in the distribution industry, could disrupt our business, and if we are unable to find suitable replacements with the appropriate scale and resources, our operating results could be adversely affected.
We are required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. If our estimates of such credits and rights are materially understated, it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
Our future success depends upon our ability to execute our business strategy, continue to innovate, improve our existing products, design, develop, produce and market new products and identify and enter new markets.
Our future success significantly depends on our ability to execute our business strategy, continue to innovate, improve our existing products and design, develop, produce and market innovative new products and system-level solutions, including those that may incorporate, or are based upon, software or AI technology. Product design, development, innovation and enhancement is often a complex, time-consuming and costly process involving significant investment in research and development with no assurance of return on investment. There can be no assurance that we will be able to develop and introduce new and improved products in a timely or efficient manner or that new and improved products, if developed, will achieve market acceptance. Our products generally must conform to various evolving and sometimes competing industry and regulatory standards, which may adversely affect our ability to compete in certain markets or require us to incur significant costs. In addition, our customers generally impose very high quality and reliability standards on our products, which often change and may be difficult or costly to satisfy. Any inability to satisfy customer quality and reliability standards or comply with industry and regulatory standards and technical requirements may adversely affect demand for our products and our results of operations.

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
Our future revenue, gross margins, operating results, net income and earnings per share are difficult to predict and may be materially affected by a number of factors, including:
•the effects of adverse economic or geopolitical conditions in the markets in which we sell our products, including inflationary pressures, which has resulted, and may continue to result, in increased interest rates, fuel prices, wages and other costs;
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
•changes in our effective tax rates, adverse tax decisions or new or revised tax legislation in the United States, Ireland or worldwide;
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
•the timing of new product announcements or introductions, including products that may incorporate, or are based upon, software or AI technology, by us, our customers or our competitors and the market acceptance of such products;
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
•political changes in the United States, including those related to the incoming administration and executive offices of the U.S. government, a decline in the U.S. government defense budget, changes in spending or budgetary priorities, a prolonged U.S. government shutdown or delays in contract awards;
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
We face intense competition in the semiconductor industry, and we expect this competition to increase in the future, including from companies located outside of the United States. Competition is generally based on innovation, design, quality and reliability of products, product performance, features and functionality, product pricing, availability and capacity, technological service and support and the availability of integrated system solutions, with the relative importance of these factors varying among products, markets and customers. Many companies have sufficient financial, manufacturing, technical, sales and marketing resources to develop and market products that compete with our products. Some of our competitors may have more advantageous supply or development relationships with our current and potential customers or suppliers. Our competitors also include both emerging companies selling specialized products in markets we serve and companies outside of the United States, including entities associated with well-funded efforts by foreign governments to create indigenous semiconductor industries. From time to time, governments around the world may provide incentives or make other investments that could benefit and give competitive advantages to our competitors. For example, in August 2022, the CHIPS and Science Act of 2022 (CHIPS Act) was signed into law to provide financial incentives to the U.S. semiconductor industry. Government incentives, including any that may be offered in connection with the CHIPS Act, may not be available to us on acceptable terms or at all, and to the extent that the incoming administration modifies or repeals the CHIPS Act, the availability of any such incentives may be even less certain. Further, such programs typically require companies to adhere to various performance obligations, which we may not achieve. If our competitors can benefit from such government incentives and we cannot, it could strengthen our competitors’ relative position and have a material adverse effect on our reputation and business. Existing or new competitors may develop products or technologies that more effectively address the demands of our customers and markets with enhanced performance, features and functionality, lower power requirements, greater levels of integration or lower cost, which may increase our obsolete or excess inventory and result in inventory write-offs. In addition, as we seek to expand our business, including the design and production of products and services for developing and emerging markets, we may encounter increased competition from our current and new competitors. Increased competition in certain markets has resulted in and may continue to result in declining average selling prices, reduced gross margins and loss of market share in those markets. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that our operating results will not be adversely affected by increased competition. In addition, the semiconductor industry has experienced significant consolidation over the past several years. Consolidation among our competitors could lead to a changing competitive landscape, which could negatively impact our competitive position and market share and harm our results of operations.
If we are unable to recruit or retain our key personnel, our ability to execute our business strategy will be adversely affected.
Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our key personnel, including our leadership team, management and technical personnel, particularly our experienced engineers. The competition for these employees is intense and the labor market is tight. The loss of key personnel or the inability to attract, timely hire and retain key employees with critical technical skills to achieve our strategy, including as a result of changes to immigration policies, and the increased uncertainty surrounding such policies in light of the incoming administration’s expected immigration agenda, could cause business disruptions, increased expenses to address any disruptions and could have a material adverse effect on our business.
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
We typically do not have sales contracts with our customers that include long-term product purchase commitments. In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture product based on non-binding forecasts of customer demands, which may fluctuate significantly on a quarterly or annual basis and at times may prove to be inaccurate. Additionally, our U.S. government contracts and subcontracts may be funded in increments over a number of government budget periods and typically can be terminated by the government for its convenience. As a result, we may incur inventory and manufacturing costs in advance of anticipated sales, and we are subject to the risk of lower-than-expected orders or cancellations of orders, leading to a sharp reduction of sales and backlog. Further, if orders or forecasts for products that meet a customer’s unique requirements are canceled or unrealized, we may be left with an inventory of unsaleable products, causing potential inventory write-offs, and hindering our ability to recover our costs. The foregoing risks may be exacerbated in times of macroeconomic uncertainty, including as a result of elevated inflation, high interest rates, bank failures and slower economic growth or recession. Incorrect forecasts, or reductions, cancellations or delays in orders for our products, could adversely affect our operating results.
Our semiconductor products are complex and we may be subject to warranty, indemnity or product liability claims, which could result in significant costs and damage to our reputation and adversely affect customer relationships, the market acceptance of our products and our operating results.
Semiconductor products are highly complex and may contain defects that affect their quality or performance. Failures in our products and services or in the products of our customers could result in damage to our reputation for reliability and increase our legal or financial exposure to third parties. Certain of our products and services, including those that may incorporate, or are based upon, software or AI technology, could also contain security vulnerabilities, defects, bugs and errors, which could also result in significant data losses, security breaches and theft of intellectual property. We generally warrant that our products will meet their published specifications, and that we will repair or replace defective products, for one year from the date title passes from us to the customer. We invest significant resources in the testing of our products; however, if any of our products contain security vulnerabilities, defects, bugs or errors, we may be required to incur additional development and remediation costs pursuant to warranty and indemnification provisions in our customer contracts and purchase orders. These problems may divert our technical and other resources from other product development efforts and could result in claims against us by our customers or others, including liability for costs and expenses associated with product defects, including recalls, which may adversely impact our reputation and operating results. We may also be subject to customer intellectual property indemnity claims. Our customers have on occasion been sued, and may be sued in the future, by third parties alleging infringement of intellectual property rights, or damages resulting from use of our products. Those customers may seek indemnification from us under the terms and conditions of our sales contracts with them. In certain cases, our potential indemnification liability may be significant.
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

Risks Related to Acquisitions and Strategic Transactions
To remain competitive, we may need to invest in or acquire other companies, purchase or license technology from third parties, or enter into other strategic transactions in order to introduce new products or enhance our existing products.
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, diversify our product portfolio, expand our market coverage, increase our engineering workforce, expand our technical skill sets or enhance our technological capabilities. We may not be able to identify businesses that have the technology or resources we need and, if we find such businesses, we may not be able to invest in, purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions, investments and technology licenses are challenging to complete for a number of reasons, including difficulties in identifying potential targets, the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties related to integration efforts. In addition, investments in companies are subject to a risk of a partial or total loss of our investment. Both in the United States and abroad, governmental regulation of acquisitions, including antitrust and other regulatory reviews and approvals, has become more complex, increasing the costs and risks of undertaking, and may prevent us from consummating, significant acquisitions. In order to finance a potential transaction, we may need to raise additional funds by issuing securities or borrowing money. We may not be able to obtain financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common shareholders.
Acquisitions also involve a number of challenges and risks, including:
•diversion of management’s attention in connection with both negotiating the transaction and integrating the acquired assets and businesses;
•difficulty or delay integrating acquired technologies, operations, processes, policies, procedures, systems, technologies, infrastructure and personnel with our existing businesses;
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
Risks Related to Cyber, Artificial Intelligence, Intellectual Property, Legal and Regulatory
Our computer systems and networks are subject to attempted security breaches and other cyber incidents and a significant disruption in, or breach in security of, our information technology systems or certain products could materially and adversely affect our business or reputation.
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as internet connectivity, network communications and email. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases, who may maintain such information on their information technology systems. While in the past we have experienced cybersecurity attacks and incidents, we believe that they have not had a material impact on our business. Our security measures or those of our third-party service providers or strategic partners may not detect or prevent security breaches, cyberattacks, defects, bugs or errors. Further, geopolitical tensions and conflicts have escalated the volume and sophistication of cyberattacks. Because the tactics and techniques used by threat actors to obtain unauthorized access to or sabotage systems change frequently and, in some cases, are not recognized until they are launched or even later, we may be unable to anticipate these techniques or to implement adequate preventative measures in advance, and security breaches may remain undetected for an extended period of time. Our use of AI may also increase vulnerability to cybersecurity risks, including through unauthorized use or misuse of AI tools and bad inputs or logic or the introduction of malicious code incorporated into AI generated code. AI and machine learning also may be used for certain cybersecurity attacks, improving or expanding the existing capabilities of threat actors in manners we cannot predict at this time, resulting in greater risks of security incidents and breaches. We and our third-party service providers or strategic partners are susceptible to security breaches of information technology systems or certain products and other incidents such as unauthorized access, supply-chain attacks, exfiltration or destruction of data, disruption of service, viruses or other malicious code, illegal break-ins or hacking, sabotage, phishing attempts and other forms of social engineering, malware, ransomware and other forms of cyber extortion and similar events. These threats may come from cybercriminals, cyberterrorists and hacktivists, nation-state and nation-state-supported actors (including advanced persistent threat intrusions) and computer hackers. They also may result from the malicious or accidental acts of our employees, contractors or third-party providers. In the event of unauthorized access to, or a security breach of, our systems or those of our third-party service providers or strategic partners, our operations may be disrupted and our proprietary information or that of our employees, contractors, partners, customers, suppliers or other third parties may be misappropriated. In the event of a cybersecurity attack or incident, we could be exposed to potential liability, litigation, and regulatory action, as well as the loss of existing or potential customers, damage to our reputation and other financial loss. In addition, the cost and operational consequences of responding to breaches and implementing remediation measures could be significant. Furthermore, the continuing and evolving threat of cyberattacks has resulted in increased regulatory focus and we may be required to invest significant additional resources to comply with evolving cybersecurity regulations. For example, the SEC adopted rules requiring the disclosure of cybersecurity incidents that we determine to be “material,” to be made within four business days of such determination, which can be complex, requiring a number of assumptions based on several factors. It is possible that the SEC may not agree with our determinations, which could result in fines, civil litigation or damage to our reputation.
Our information technology systems and those of our third-party service providers and strategic partners may also be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. A prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.
We face risks related to the use of AI in our business operations, products and services.
We are increasingly incorporating AI capabilities into the development of technologies and our business operations and into our products and services. The development and deployment of AI involves significant competitive, legal, regulatory and other risks. The implementation of AI is costly, requires a significant amount of data and there can be no assurance that AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. In addition, we face significant competition from other companies that are incorporating AI into their products and technologies. These other companies may incorporate AI in products or technologies that are similar to, or that customers perceive as superior to, our technologies or are more cost-effective to develop and deploy. AI technology is complex and rapidly evolving, and if we are unable to innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed.
AI technology may also give rise to significant legal and regulatory liability. Governments around the world have adopted, and may continue to adopt, laws and regulations related to AI, including the European Union’s AI Act, and several U.S. government agencies have increased investigations and enforcement efforts related to the use of AI technology, which could increase our compliance costs and limit our ability to use AI in the development of our products and services. While the incoming administration has signaled that AI policy will be a priority, the scope and impact of any such policies cannot yet be determined. In addition, the use of AI in the development of our products and services, or by our customers in end products that incorporate our products, could cause loss of intellectual property, or subject us to risks related to intellectual property infringement or misappropriation, data privacy or cybersecurity. AI algorithms or training methodologies may also be flawed, and datasets may contain irrelevant, insufficient or biased information. Further, AI technology has many applications, and our products could be used in applications that are not in accordance with our controls, policies and procedures. Any failure or perceived failure by us to comply with any legal or regulatory requirement could subject us to legal liabilities, damage our reputation or otherwise adversely affect our business.
We may be unable to adequately protect our proprietary intellectual property rights, which may limit our ability to compete effectively.
Our future success depends, in part, on our ability to protect our intellectual property. We primarily rely on patent, mask work, copyright, trademark and trade secret laws, as well as nondisclosure agreements, information security practices and other methods, to protect our proprietary information, technologies and processes. Despite our efforts to protect our intellectual property, it is possible that competitors or other unauthorized parties may obtain or disclose our confidential information, reverse engineer or copy our technologies, products or processes, make unlicensed copies or engage in unapproved distributions of our technology for unauthorized uses, or otherwise misappropriate our intellectual property. Moreover, the laws of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our intellectual property.

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
In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the GDPR and PIPL include operational requirements for companies that receive or process personal data of residents of the European Union or China, as applicable, that are broader and more stringent than those in many other jurisdictions around the world. The GDPR includes significant penalties for non-compliance, and China’s PIPL imposes additional operational requirements relating to processing personal information and provides comprehensive penalty and enforcement mechanisms. In the United States, California enacted the CCPA that requires covered companies to provide additional disclosures and data rights to data subjects, including employees. The California Privacy Rights Act expands the CCPA and establishes the California Privacy Protection Agency to enforce Californians’ privacy rights under the CCPA. Since the CCPA was enacted, other states, including Virginia and Colorado, have enacted or are in the process of enacting comprehensive privacy schemes.
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
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, including inquiries from and discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations, which may result in claims, fines or penalties with respect to commercial, product liability, intellectual property, AI, cybersecurity, privacy, data protection, antitrust, breach of contract, employment, class action, whistleblower, mergers and acquisitions and other matters. We could also be subject to litigation or arbitration disputes arising under our contractual obligations, customer indemnity, warranty or product liability claims, or other matters that could lead to significant costs and expenses as we defend those claims or pay damage awards.

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
There is an increasing focus from regulators, investors, customers, employees and potential talent, as well as other stakeholders, concerning ESG matters, including climate change and sustainability, human rights, support for local communities, Board of Directors’ and employee diversity, human capital management, employee health and safety practices, product quality, worker rights, supply chain management and corporate governance and transparency. If our ESG practices fail to meet our or the evolving expectations of investors, customers, employees or other stakeholders, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us. Current and prospective investors are increasingly utilizing ESG data to inform their decisions, including investment and voting decisions, using a multitude of evolving score and rating frameworks. Further, customers utilize ESG data to inform their purchasing decisions. Additionally, public interest and legislative and regulatory pressure related to companies’ ESG practices, including those related to sourcing practices, carbon emissions and human rights protections, continue to grow. This will require us to align our programs to such expectations and disclose an increasing amount of information and data to illustrate our position and progress and to support our customers to comply with regulations and other requirements. If we do not adapt our strategy or execution quickly enough to meet evolving regulatory requirements or the expectations of our investors, customers, employees, regulators or other stakeholders, or if our ESG disclosures, including data input, processing and reporting, are incomplete or inaccurate, our business, financial condition, results of operations, brand and reputation could be adversely affected.
We are subject to environment, health and safety standards and hazards which have the potential to adversely affect our business, increase our expenses and adversely affect our reputation.
Our industry is subject to EHS requirements and laws, particularly those that control and restrict the sourcing, use, transportation, emission, discharge, storage and disposal of certain substances and materials and those that help promote the health and safety of our employees and the communities in which we operate. For certain facilities, we are required to obtain environmental permits from governmental authorities for our operations, which may limit or restrict our operations. In addition, our operations may be interrupted or restricted by the phase-out or ban of certain substances, materials or processes, which may impact the sourcing, supply and pricing of materials used in manufacturing our products. For example, several jurisdictions have sought or may seek to restrict the use of per- and polyfluoroalkyl substances (PFAS), which may be found in process chemicals, parts, components and other materials used in semiconductor manufacturing and have limited technically and commercially feasible alternatives. Any such restriction in our ability to access supplies may adversely affect our results of operations. Further, public attention to environmental and social responsibility remains high, and our customers routinely include stringent environmental and other standards in their contracts with us. It is expected that there will be changes to EHS laws or regulations by the incoming administration, but the impacts of any such changes on us are not currently known. Changes in EHS laws or regulations, uncertainties about those laws or regulations, or customer requirements may require us to invest in equipment, make manufacturing process or material changes or re-assess current and planned expenditures and initiatives, any of which could adversely affect our business, financial condition and results of operations.
In addition, we use hazardous and other regulated materials that subject us to risks of liability for damages caused by potential or actual releases of such materials. Any failure to control such materials adequately or to comply with existing or future EHS statutory or regulatory standards, requirements or contractual obligations could result in any of the following, each of which could have a material adverse effect on our business and operating results:
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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the fiscal year ended November 2, 2024 was below the U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income.
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
Tax legislation and regulation may require the collection of information not regularly produced by us, and therefore necessitate the use of estimates in our Consolidated Financial Statements and the exercise of significant judgment in accounting for its provisions, which may subject us to additional tax liability, tax examination and other risks. As regulations and guidance evolve with respect to tax legislation and regulation, and as more information is gathered and analyzed, our results may differ from previous estimates and may materially affect our Consolidated Financial Statements. Further, we are subject to, and are under tax examination and audit in various jurisdictions, including an IRS income tax audit for the fiscal years ended October 30, 2021, November 2, 2019 (fiscal 2019) and November 3, 2018; a pre-Acquisition IRS income tax audit for Maxim Integrated Products, Inc.’s (Maxim) fiscal years ended June 27, 2015 through August 26, 2021; and various U.S. state and local tax audits and international audits, including an Irish corporate tax audit for fiscal 2019. Such jurisdictions may assess additional income tax against us. The final determination of tax audits or any administrative appeals relating thereto could be materially different from our income tax provisions and accruals. The ultimate result of any current or future audit could have a material adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.
We are also subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. In the United States, for example, the Inflation Reduction Act (IRA) imposes a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion. We do not believe that the IRA will materially impact our effective tax rate. Corporate tax reform, anti-base-erosion rules and tax transparency continue to be high legislative or regulatory priorities in many jurisdictions. Changes in laws and regulations regarding these matters could impact the jurisdictions where we are deemed to earn income, which could in turn adversely affect our tax liability and results of operations. For example, the Organization for Economic Cooperation and Development’s (OECD) Base Erosion and Profit Sharing Plans, which implement a minimum global effective tax rate of 15%, will apply to us beginning in fiscal year 2025. We continue to monitor potential impacts related to this legislation as countries implement it and the OECD provides additional guidance. As additional jurisdictions enact such legislation, our effective tax rate and cash tax payments could increase.
Risks Related to Financial Markets, Indebtedness and Capital Return
We have substantial existing indebtedness and the ability to incur significant additional indebtedness, which could limit our operations and our use of our cash flow and negatively impact our credit ratings.
As of November 2, 2024, we had approximately $7.6 billion in outstanding indebtedness, including $0.5 billion of short-term commercial paper. In addition, we had the ability to incur approximately $2.0 billion of additional indebtedness in direct borrowings under our outstanding commercial paper facility based on amounts available under our unsecured revolving credit facility that were not being used to backstop our outstanding commercial paper balance. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to acquire new products and technologies through strategic acquisitions. Further, our net interest expense is exposed to changes in market interest rates. We may also incur additional debt, including debt with variable interest rates, in the future, which would exacerbate these risks.
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
From time to time, we may enter into “green” financing arrangements that require us to use proceeds for environmental sustainability purposes or have targets related to environmental sustainability. For example, we entered into a revolving credit agreement on June 23, 2021, which, as amended, contains a sustainability-linked pricing component, which provides for interest rate and facility fee reductions or increases based on meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions and renewable energy usage. For calendar year 2023, we exceeded the target thresholds for greenhouse gas emissions and renewable energy usage related to this sustainability-linked pricing component, which resulted in immaterial adjustments to administrative and interest fees due under the facility. On October 5, 2021, we issued $750 million sustainability-linked senior notes (Sustainability-Linked Senior Notes). Our Sustainability-Linked Senior Notes initially bear interest at a rate of 1.7% per annum and are subject to an increase of an additional 30 basis points per annum from April 1, 2026 to their maturity on October 1, 2028 unless the Sustainability Performance Target (as defined in the Sustainability-Linked Senior Notes) has been satisfied. Failing to use the net proceeds under green financing arrangements that satisfies investor criteria and expectations regarding environmental impact or achieve targets related to environmental sustainability under such financing arrangements could result in reputational harm and our business and operating results could be negatively impacted.
If we are not able to meet our U.S. cash requirements, it may be necessary for us to consider repatriation of foreign earnings, which could have a material adverse effect on our results of operations and financial condition.
We carry outside basis differences in certain of our subsidiaries, primarily arising from acquisition accounting adjustments and certain undistributed earnings that are considered indefinitely reinvested. We intend to reinvest these funds in our international operations, and our current plans do not demonstrate a need to repatriate these earnings to fund our U.S. cash requirements. However, we require a substantial amount of cash in the United States for operating requirements, stock repurchases, cash dividends and acquisitions. If we are not able to meet our U.S. cash requirements through operations, borrowings under our current revolving credit facility, issuances under our commercial paper program, future debt or equity offerings or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material adverse effect on our results of operations and financial condition.
General Risk Factors
Our results of operations could be affected by natural disasters or other catastrophic events in the locations in which we or our key partners operate.
We, like many companies in the semiconductor industry, rely on supplies, services, internal manufacturing capacity, wafer fabrication foundries and other subcontractors in locations around the world that are susceptible to natural disasters and other significant disruptions. Earthquakes, fires, tsunamis, extreme precipitation and flooding, public health emergencies or other catastrophic events may disrupt local semiconductor-related businesses and adversely affect manufacturing capacity, availability and cost of key raw materials, utilities and equipment, and availability of key services, including transport of our products worldwide. Our insurance may not adequately cover losses resulting from such disruptions. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, or to access key raw materials, utilities and equipment as a result of fire, flood, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations and financial condition. In addition, global climate change may result in certain natural disasters or other severe weather events occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, extreme temperatures and flooding, and could disrupt the availability of water necessary for the operation of our fabrication facilities. The long-term effects of climate change on the global economy and the semiconductor industry in particular are unclear, but could be severe.
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
The stock market has historically experienced volatility, especially within the semiconductor industry, that often has been unrelated to the performance of particular companies, such as the response to elevated inflation and high interest rates. These market fluctuations may cause our stock price to fall regardless of our operating results.
Our directors and executive officers periodically buy or sell shares of our common stock in the market, including pursuant to Rule 10b5-1 trading plans. Regardless of the individual’s reasons for such purchases or sales, securities analysts and investors could view such transactions as positive or negative indicators and our stock price could be adversely affected as a result.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
As part of our enterprise security program, we perform risk assessments relating to cybersecurity and technology risks. Our enterprise security program has been developed based on industry standards, including those published by the International Organization for Standardization (ISO) and the National Institute of Standards and Technology. The program includes a comprehensive set of enterprise security policies and procedures that guide our protection strategy. Our policies, procedures and practices include, but are not limited to:
•identifying critical assets and high-risk threats and analyzing identified risks to determine the potential impact on the organization and the likelihood of occurrence;
•cybersecurity detection, controls and remediation practices, including vulnerability assessments, penetration testing and tabletop exercises;
•an incident response and recovery plan that includes escalation protocols, procedures for containment of incidents and investigation and remediation procedures;
•installation of and regular updates to antivirus software on all company managed systems and workstations to detect and prevent malicious code from impacting our systems;
•conducting regular workforce trainings for employees to identify cybersecurity concerns and educate employees on potential risks and best practices;

•evaluating the effectiveness of our program by performing internal assessments;
•periodic external audits by an independent third party to test for the adequacy of, and compliance with, controls and standards; and
•regular collaboration with leading global security providers, intelligence and law enforcement communities and industry peers to exchange information on trends and best practices in order to address new and evolving cybersecurity risks.
We have in place a third-party risk management program to evaluate the cyber postures of our critical partners’ who handle the Company’s sensitive data in order to identify, monitor and address material cybersecurity risks that may arise from such third-party relationships.
While we have experienced cybersecurity incidents in the past, in the last three years we have not experienced any cybersecurity incidents that have materially affected or are currently viewed as reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, the scope and impact of any future incidents cannot be predicted and there can be no assurance that our enterprise security program will be effective in preventing material cybersecurity incidents in the future.
See the risk factor titled “Our computer systems and networks are subject to attempted security breaches and other cyber incidents and a significant disruption in, or breach in security of, our information technology systems or certain products could materially and adversely affect our business or reputation.” in Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for further information.
Governance
Management is responsible for assessing and managing our day-to-day risks and control systems, and our Board is responsible for overseeing our enterprise risk management programs as a whole. The Board has delegated the oversight of cybersecurity risk assessment and management to the audit committee. As reflected in its charter, the audit committee is responsible for overseeing and reviewing the Company’s cybersecurity and information security programs, practices and risk mitigation efforts. The audit committee receives quarterly reports on cybersecurity risks, or more frequent reports if circumstances dictate.
We have established a cross-functional Cybersecurity Steering Committee, comprised of our Chief Information Officer (CIO), our Chief Information Security Officer (CISO) and other senior management. The Cybersecurity Steering Committee is charged with overseeing the management of our enterprise security program, including reviewing and prioritizing cybersecurity risks, monitoring potential incidents, establishing key mitigation initiatives, overseeing cybersecurity governance and promoting and supporting cybersecurity best practices. The Cybersecurity Steering Committee is chaired by our CISO, who reports to our CIO. Both our CISO and our CIO have extensive experience in assessing and managing cybersecurity programs and risk management through serving in various senior roles in information technology and cybersecurity, serving on external Boards of Directors and holding multiple industry-recognized certifications.
The prevention, detection, mitigation and remediation of cybersecurity incidents is accomplished pursuant to various policies, procedures and processes, including our incident response and recovery plan and the other elements of our enterprise security program described above under “Risk Management and Strategy.” These measures include escalation protocols through which the Cybersecurity Steering Committee is informed about cybersecurity and incidents by our CISO. As part of our enterprise security program, we have communication processes enabled for employees to identify and report threats or potential vulnerabilities.
Our CIO and CISO provide regular updates to the full Board on the performance of, and enhancements to, key information technology projects, our enterprise security program and risk mitigation efforts, including relevant findings of the Cybersecurity Steering Committee. The full Board also receives updates from the audit committee. In addition, there are protocols in place for immediate escalation in the event of any cybersecurity issues or developments that may require consideration between regularly scheduled audit committee or Board meetings. Our internal audit team also provides regular updates to the audit committee on the performance of our enterprise security program from an internal audit perspective. In addition, our Chief Compliance and Risk Officer, who oversees our overall enterprise risk management and compliance programs and chairs our Enterprise Risk Management Committee, provides regular reports to the full Board, including periodic updates on risk management.

ITEM 2.    PROPERTIES
Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our significant general offices and manufacturing facilities:

Properties		Approximate
Owned:	Use	Total Sq. Ft.

Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	1,486,000 sq. ft.
Wilmington, MA	Corporate headquarters, wafer fabrication, testing, engineering, sales, marketing and administrative offices	826,000 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, warehouse and distribution, engineering and administrative offices	708,500 sq. ft.
Penang, Malaysia (1)	Wafer probe and testing, assembly and engineering offices	697,000 sq. ft.
Beaverton, OR	Wafer fabrication, engineering and administrative offices	458,000 sq. ft.
San Jose, CA	Engineering, sales, marketing and administrative offices	441,000 sq. ft.
Chonburi Province, Thailand	Wafer probe and testing, warehouse, engineering and administrative offices	194,000 sq. ft.
Chelmsford, MA	Final assembly of certain module and subsystem-level products, testing, engineering and administrative offices	174,000 sq. ft.
Camas, WA	Wafer fabrication	97,000 sq. ft.

			Lease
Properties		Approximate	Termination
Leased:	Use	Total Sq. Ft.	(fiscal year)	Renewals

Bangalore, India	Engineering and administrative offices	175,000 sq. ft.	2027	1, five-yr. period
Durham, NC	Testing, engineering, and administrative offices	156,000 sq. ft.	2035	2, five-yr. periods
San Jose, CA	Manufacturing, marketing and administrative offices	102,000 sq. ft.	2033	1, five-yr. period
(1)Leases on the land used for this owned facility expire in 2054 through 2057.
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

ITEM 3.     LEGAL PROCEEDINGS
From time to time in the ordinary course of our business, we are involved in various claims, charges and litigation arising from, or related to, among other things, contractual matters, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage, employment or employee benefits. As to such claims and litigation, we can give no assurance that we will prevail. We do not believe that any current legal matters will have a material adverse effect on our financial position, results of operations or cash flows. For information regarding material pending legal proceedings in which we are involved, see Note 10, Commitments and Contingencies of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Global Select Market under the symbol ADI. The number of holders of record of our common stock at November 22, 2024 was 2,230. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On November 1, 2024, the last reported sales price of our common stock on The Nasdaq Global Select Market was $225.48 per share.
On November 25, 2024, our Board of Directors declared a cash dividend of $0.92 per outstanding share of common stock. The dividend will be paid on December 20, 2024 to all shareholders of record at the close of business on December 9, 2024 and is expected to total approximately $456.6 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The table below summarizes the activity related to stock repurchases for the three months ended November 2, 2024. We have an ongoing authorization, originally approved by our Board of Directors in 2004, and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. As of November 2, 2024, the Company had repurchased a total of approximately 207.7 million shares of its common stock for approximately $15.0 billion under our share repurchase program. An additional $1.7 billion remains available for repurchase of shares under the current authorized program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 4, 2024 through August 31, 2024	143,269	$219.84	95,944	$1,712,491,367
September 1, 2024 through September 28, 2024	109,336	$223.90	102,240	$1,689,594,092
September 29, 2024 through November 2, 2024	169,648	$227.53	163,568	$1,652,367,857
Total	422,253	$223.98	361,752	$1,652,367,857
_______________________________________
(1)Includes 60,501 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
(2)The average price paid for shares in connection with vesting of restricted stock units/awards are averages of the closing stock prices at the vesting dates which are used to calculate the number of shares to be withheld.

Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since November 2, 2019 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on November 2, 2019 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
The following discussion includes results of operations and financial condition for the fiscal year ended November 2, 2024 (fiscal 2024) and the fiscal year ended October 28, 2023 (fiscal 2023) and year-over-year comparisons between fiscal 2024 and fiscal 2023. For discussion on results of operations and financial condition for fiscal 2023 and the fiscal year ended October 29, 2022 (fiscal 2022) and year-over-year comparisons between fiscal 2023 and fiscal 2022, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2023 filed with the Securities and Exchange Commission on November 21, 2023. Our fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2024 was a 53-week fiscal period, while fiscal 2023 was a 52-week fiscal period. The additional week in fiscal 2024 is included in the first quarter ended February 3, 2024. Therefore, fiscal 2024 includes an additional week of operations as compared to fiscal 2023.
Results of Operations
Overview

	Fiscal Year		2024 over 2023
	2024	2023	$ Change	% Change
Revenue	$9,427,157	$12,305,539	$(2,878,382)	(23)%
Gross margin %	57.1%	64.0%
Net income	$1,635,273	$3,314,579	$(1,679,306)	(51)%
Net income as a % of revenue	17.3%	26.9%
Diluted EPS	$3.28	$6.55	$(3.27)	(50)%
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

	Fiscal 2024			Fiscal 2023
	Revenue	% of Total Revenue (1)	Y/Y%	Revenue	% of Total Revenue (1)
Industrial	$4,314,280	46%	(35)%	$6,611,794	54%
Automotive	2,827,439	30%	(2)%	2,876,140	23%
Communications	1,080,496	11%	(33)%	1,606,426	13%
Consumer	1,204,942	13%	(1)%	1,211,179	10%
Total Revenue	$9,427,157	100%	(23)%	$12,305,539	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
Revenue decreased 23% in fiscal 2024 as compared to fiscal 2023 primarily as a result of weaker macroeconomic trends. This was pronounced in our Industrial end market as customers decreased their inventory balances and in the Communications end market primarily due to the timing of infrastructure deployment cycles. The Automotive and Consumer end markets declined to a lesser extent as demand weakened driven by reduced consumer spending.
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

	Fiscal 2024		Fiscal 2023
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Distributors	$5,505,779	58%	$7,534,894	61%
Direct customers	3,772,945	40%	4,603,166	37%
Other	148,433	2%	167,479	1%
Total Revenue	$9,427,157	100%	$12,305,539	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end market revenue trends. As a percentage of total revenue, the decrease in the distributor channel is primarily due to the decrease in revenue in our Industrial end market.
Revenue Trends by Geographic Region
Geographic revenue information for fiscal 2024 and fiscal 2023 reflects the geographic location of the distributors or OEMs who purchased the Company’s products. This may differ from the geographic location of the end customers particularly in cases where a third-party contract manufacturer purchases the Company’s products through distributors.

	Fiscal Year		2024 over 2023
	2024	2023	$ Change	% Change (1)
United States	$2,840,426	$4,165,296	$(1,324,870)	(32)%
Rest of North and South America	62,318	88,579	(26,261)	(30)%
Europe	2,109,529	3,001,871	(892,342)	(30)%
Japan	1,085,631	1,397,119	(311,488)	(22)%
China	2,128,840	2,229,631	(100,791)	(5)%
Rest of Asia	1,200,413	1,423,043	(222,630)	(16)%
Total Revenue	$9,427,157	$12,305,539	$(2,878,382)	(23)%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
In all periods presented, the predominant regions comprising “Rest of North and South America” are Canada and Mexico; the predominant regions comprising “Europe” are Germany, Sweden, Israel and the Netherlands; and the predominant regions comprising “Rest of Asia” are Taiwan, Malaysia, South Korea and Singapore.
Total revenue decreased in fiscal 2024 as compared to fiscal 2023 in all regions due to weaker macroeconomic conditions as discussed above under the heading Revenue Trends by End Market.
Gross Margin

	Fiscal Year		2024 over 2023
	2024	2023	$ Change	% Change
Gross margin	$5,381,343	$7,877,218	$(2,495,875)	(32)%
Gross margin %	57.1%	64.0%
Gross margin percentage in fiscal 2024 decreased by 690 basis points compared to fiscal 2023, primarily due to lower utilization of our factories due to decreased customer demand and unfavorable product mix.
Research and Development (R&D)

	Fiscal Year		2024 over 2023
	2024	2023	$ Change	% Change
R&D expenses	$1,487,863	$1,660,194	$(172,331)	(10)%
R&D expenses as a % of revenue	16%	13%
R&D expenses decreased in fiscal 2024 as compared to fiscal 2023 primarily as a result of lower R&D employee related variable compensation expenses, partially offset by the impact of an additional week of operations in fiscal 2024 as compared to fiscal 2023.

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
Selling, Marketing, General and Administrative (SMG&A)

	Fiscal Year		2024 over 2023
	2024	2023	$ Change	% Change
SMG&A expenses	$1,068,640	$1,273,584	$(204,944)	(16)%
SMG&A expenses as a % of revenue	11%	10%
SMG&A expenses decreased in fiscal 2024 as compared to fiscal 2023, primarily as a result of lower variable compensation expenses, SMG&A employee related salary and benefit expenses and discretionary spending. The decrease was partially offset by an additional week of operations in fiscal 2024 as compared to fiscal 2023.
Amortization of Intangibles

	Fiscal Year		2024 over 2023
	2024	2023	$ Change	% Change
Amortization expenses	$754,784	$959,618	$(204,834)	(21)%
Amortization expenses as a % of revenue	8%	8%
Amortization expenses decreased in fiscal 2024 as compared to fiscal 2023, primarily as a result of a portion of our acquired intangible assets becoming fully amortized during fiscal 2023.
Special Charges, Net

	Fiscal Year		2024 over 2023
	2024	2023	$ Change	% Change
Special charges, net	$37,258	$160,710	$(123,452)	(77)%
Special charges, net as a % of revenue	—%	1%
Special charges, net decreased in fiscal 2024 as compared to fiscal 2023, primarily due to decreased charges related to our Q4 2023 Plan. See Note 5, Special Charges, Net, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information.
Operating Income

	Fiscal Year		2024 over 2023
	2024	2023	$ Change	% Change
Operating income	$2,032,798	$3,823,112	$(1,790,314)	(47)%
Operating income as a % of revenue	21.6%	31.1%
The decrease in operating income in fiscal 2024 as compared to fiscal 2023 was primarily the result of a decrease in revenue which contributed to a decrease in gross margin of $2,495.9 million, partially offset by a $204.9 million decrease in SMG&A expenses, a $204.8 million decrease in amortization expenses, a $172.3 million decrease in R&D expenses and a $123.5 million decrease in special charges, net, as more fully described above.
Nonoperating Expense (Income)

	Fiscal Year		2024 over 2023
	2024	2023	$ Change	% Change
Nonoperating expense (income)	$255,458	$215,109	$40,349	19%
The year-over-year increase in nonoperating expense in fiscal 2024 as compared to fiscal 2023 was primarily the result of higher interest expense related to our debt obligations and lower net gains from other investments, partially offset by higher interest income.

Provision for Income Taxes

	Fiscal Year		2024 over 2023
	2024	2023	$ Change	% Change
Provision for income taxes	$142,067	$293,424	$(151,357)	(52)%
Effective income tax rate	8.0%	8.1%
Our effective tax rates for fiscal 2024 and fiscal 2023 were below the U.S. statutory rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. For fiscal 2024 and fiscal 2023 our pretax income was primarily generated in Ireland at a tax rate of 12.5%. Our effective tax rate for fiscal 2023 was also impacted by a discrete income tax benefit recorded of $81.7 million resulting from the approval granted by the Joint Committee on Taxation of our federal corporate income tax relief claim which reduced the amount of transition tax owed under the Tax Cuts and Jobs Act of 2017.
See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further discussion.
Net Income

	Fiscal Year		2024 over 2023
	2024	2023	$ Change	% Change
Net income	$1,635,273	$3,314,579	$(1,679,306)	(51)%
Net income, as a % of revenue	17.3%	26.9%
Diluted EPS	$3.28	$6.55	$(3.27)	(50)%
The decrease in net income in fiscal 2024 as compared to fiscal 2023 was a result of a $1,790.3 million decrease in operating income and a $40.3 million increase in nonoperating expense, partially offset by a $151.4 million decrease in provision for income taxes.
Liquidity and Capital Resources
At November 2, 2024, our principal source of liquidity was $2.4 billion of cash, cash equivalents and short-term investments, of which approximately $1.3 billion was held in the United States, with the balance held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash, cash equivalents and short-term investments consist of highly liquid investments, including money market funds and corporate and bank obligations. We maintain these balances with counterparties with high credit ratings, and continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Fiscal Year
	2024	2023
Net cash provided by operating activities	$3,852,529	$4,817,634
Net cash provided by operating activities as a % of revenue	41%	39%
Net cash used for investing activities	$(1,104,858)	$(1,266,385)
Net cash used for financing activities	$(1,714,390)	$(4,063,760)
The following changes contributed to the net change in cash and cash equivalents from fiscal 2023 to fiscal 2024.

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The decrease in cash provided by operating activities during fiscal 2024 as compared to fiscal 2023 was primarily a result of lower net income adjusted for noncash items partially offset by changes in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The decrease in cash used for investing activities during fiscal 2024 as compared to fiscal 2023 was primarily the result of a decrease in cash used for capital expenditures, partially offset by the net impact of purchases and maturities of short-term investments during fiscal 2024.
Financing Activities
Financing cash flows generally consist of payments of dividends to shareholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The decrease in cash used for financing activities during fiscal 2024 as compared to fiscal 2023 was primarily the result of lower common stock repurchases.
Working Capital

	Fiscal Year
	2024	2023	$ Change	% Change
Accounts receivable, net	$1,336,331	$1,469,734	$(133,403)	(9)%
Days sales outstanding (1)	54	48
Inventory	$1,447,687	$1,642,214	$(194,527)	(12)%
Days cost of sales in inventory (1)	139	125
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
The decrease in accounts receivable for fiscal 2024 compared to fiscal 2023 was primarily the result of variations in the timing of collections and billings and decreased revenue levels in the fourth quarter of fiscal 2024 as compared to the fourth quarter of fiscal 2023.
Inventory decreased in fiscal 2024 as compared to fiscal 2023, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to $3.0 billion at November 2, 2024 from $3.2 billion recorded at the end of fiscal 2023, primarily due to decreases in accrued liabilities and current debt, partially offset by increases in income taxes payable.
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
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of November 2, 2024, we were in compliance with these covenants. See Note 13, Revolving Credit Facility, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our revolving credit facility.

Debt
As of November 2, 2024, we had approximately $7.0 billion of carrying value outstanding on our senior notes. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees and other adjustments on these instruments. The indentures governing certain of our debt instruments contain covenants that may limit our ability to: incur, create, assume or guarantee any debt or borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of November 2, 2024, we were compliant with these covenants. See Note 14, Debt of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.
Commercial Paper Program
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of November 2, 2024, we had $547.7 million of outstanding borrowings under the commercial paper program recorded in the Consolidated Balance Sheet. We intend to use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.
Stock Repurchase Program
Our common stock repurchase program has been in place since August 2004. Since inception, our Board of Directors has authorized us to repurchase $16.7 billion of our common stock under the program, which includes the $8.5 billion authorization approved by the Board of Directors on August 25, 2021. Under the program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when the full dollar amount of the authorization has been used to repurchase shares under the program.
As of November 2, 2024, $1.7 billion remained available for repurchase under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $730.5 million in fiscal 2024 as we invested to enhance our global resiliency and continue to diversify our global manufacturing footprint. We expect capital expenditures for fiscal 2025 to be between approximately 4% and 6% of fiscal 2025 revenue. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On November 25, 2024, our Board of Directors declared a cash dividend of $0.92 per outstanding share of common stock. The dividend will be paid on December 20, 2024 to all shareholders of record at the close of business on December 9, 2024 and is expected to total approximately $456.6 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.

Contractual Obligations
The table below summarizes our material contractual obligations in specified periods as of November 2, 2024:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations (1)	$7,664,815	$947,738	$1,340,212	$750,000	$4,626,865
Interest payments associated with debt obligations	3,169,308	232,301	433,714	343,339	2,159,954
Investment-related commitments (2)	198,000	33,000	66,000	66,000	33,000
Transition tax (3)	302,141	149,224	152,917	—	—
Operating leases (4)	434,856	83,059	146,604	106,743	98,450
Inventory-related purchase commitments (5)	485,355	153,434	259,236	49,352	23,333
Total	$12,254,475	$1,598,756	$2,398,683	$1,315,434	$6,941,602
_______________________________________
(1)Debt obligations are assumed to be held to maturity.
(2)Commitments related to certain investments in venture funds directed to our strategic areas of targeted growth in digital biology, life sciences and sustainability, among others.
(3)Tax obligation relates to the one-time tax on deemed repatriated earnings under the Tax Cuts and Jobs Act.
(4)Certain of our operating lease obligations include escalation clauses. These escalating payment requirements are reflected in the table.
(5)We have supplier commitments for the purchase of materials and supplies in advance or with minimum purchase quantities.
As of November 2, 2024, our total liabilities associated with uncertain tax positions was $185.8 million, which are included in non-current income taxes payable in our Consolidated Balance Sheets contained in Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we have not included these uncertain tax positions in the above contractual obligations table.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) and are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 2s, New Accounting Pronouncements, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our financial condition and results of operations.
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
Transaction Price: The transaction price reflects our expectations about the consideration we will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. The vast majority of such consideration are credits issued to the distributor due to price protection, but also include sales made to distributors under agreements that allow certain rights of return, referred to as stock rotation. Price protection represents price discounts granted to certain distributors to allow the distributor to earn an appropriate margin on sales negotiated with certain customers and in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Stock rotation allows distributors limited levels of returns in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. A liability for distributor credits covering variable consideration is made based on management’s estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates.
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
Goodwill
Goodwill is subject to impairment tests annually or more frequently if events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable, utilizing either the qualitative or quantitative method. We test goodwill for impairment at the reporting unit level, which we determined is consistent with our identified operating segments, on an annual basis on the first day of the fourth quarter (on or about August 4th) or more frequently if we believe indicators of impairment exist or we reorganize our operating segments or reporting units.
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
–public information from competitors and other industry information to determine if there were any significant adverse trends in our competitors’ businesses;
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
If we elect not to use this option, or we determine that it is more likely than not that the fair value of a reporting unit is less than its net book value, then we perform the quantitative goodwill impairment test. The quantitative goodwill impairment test requires an entity to compare the fair value of a reporting unit with its carrying amount. If fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. We determine the fair value of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. In order to assess the reasonableness of the calculated reporting unit fair values, we reconcile the aggregate fair values of our reporting units determined, as described above, to our total company market capitalization, allowing for a reasonable control premium.
During fiscal 2024 and fiscal 2023, we elected to use the qualitative method of assessing goodwill for all of our reporting units. In all periods presented, we concluded the reporting units’ fair values exceeded their carrying amounts as of the assessment dates and no risk of impairment existed.
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
Based on our floating rate debt outstanding as of November 2, 2024 and October 28, 2023, inclusive of our commercial paper notes and interest rate swap outstanding, as applicable, our annual interest expense would change by approximately $15.5 million and $20.5 million, respectively, for each 100 basis point increase in interest rates.
Based on our cash and marketable securities outstanding as of November 2, 2024 and October 28, 2023, our annual interest income would change by approximately $19.9 million and $9.6 million, respectively, for each 100 basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming an immediate 100 basis point parallel shift in the yield curve. Based on investment positions as of November 2, 2024 and October 28, 2023, a hypothetical 100 basis point increase in interest rates across all maturities would not materially impact the fair market value of the portfolio in either period. If significant, such losses would only be realized if we sold the investments prior to maturity.
As of November 2, 2024 we had $1.0 billion notional of fixed for floating interest rate swaps outstanding, with the swap payable having a fair value of $36.9 million. A hypothetical 100 basis point increase in interest rates would increase the swap payable by approximately $54.0 million with a corresponding adjustment to the carrying value of the related debt.
As of November 2, 2024, we had $7.1 billion in principal amount of senior unsecured notes outstanding, with a fair value of $6.3 billion. We also had $547.7 million of commercial paper notes outstanding. As commercial paper notes issuances are at then-current rates and with very short maturities, the carrying value will approximate the fair value. The fair value of our notes is subject to interest rate risk, market risk and other factors. Generally, the fair value of our notes will increase as interest rates fall and decrease as interest rates rise. The fair values of our notes as of November 2, 2024 and October 28, 2023, assuming a hypothetical 100 basis point increase in market interest rates, are as follows:

	November 2, 2024			October 28, 2023
(thousands)	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points
Commercial paper notes	$547,738	$547,718	$547,532	$547,225	$547,185	$546,875
2024 Notes, due October 2024	—	—	—	500,000	499,473	495,058
2025 Notes, due April 2025	400,000	397,027	395,418	400,000	385,231	380,013
2026 Notes, due December 2026	900,000	882,795	865,439	900,000	851,023	826,888
2027 Notes, due June 2027	440,212	421,077	410,868	440,212	408,595	395,208
2028 Notes, due October 2028	750,000	673,316	648,856	750,000	628,999	600,812
2031 Notes, due October 2031	1,000,000	843,766	792,665	1,000,000	773,404	721,064
2032 Notes, due October 2032	300,000	287,172	268,903	300,000	269,828	251,153
2034 Notes, due April 2034	550,000	553,375	514,043	—	—	—
2036 Notes, due December 2036	144,278	136,718	124,895	144,278	118,554	108,085
2041 Notes, due October 2041	750,000	534,435	472,539	750,000	479,078	422,949
2045 Notes, due December 2045	332,587	322,942	285,905	332,587	292,248	259,323
2051 Notes, due October 2051	1,000,000	655,668	560,843	1,000,000	590,666	507,297
2054 Notes, due April 2054	550,000	541,912	470,255	—	—	—

Foreign Currency Exposure
As more fully described in Note 2i, Derivative and Hedging Agreements, of the Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to the net unhedged foreign currency exposures existing at November 2, 2024 and October 28, 2023, an immediate 10% unfavorable movement in foreign currency exchange rates would result in approximately $32.2 million of losses and $66.5 million of losses, respectively, in changes in earnings or cash flows over the course of the year.
The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of November 2, 2024, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that an immediate 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of November 2, 2024 and October 28, 2023:

	November 2, 2024	October 28, 2023
Fair value of forward exchange contracts	$(8,961)	$(11,575)
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$31,564	$49,284
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(45,922)	$(70,461)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Analog Devices, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. (the Company) as of November 2, 2024 and October 28, 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended November 2, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 2, 2024 and October 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 2, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 2, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 26, 2024 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Measuring Price Protection Credits
Description of the Matter
As described in Note 2n to the consolidated financial statements, the Company’s sales contracts provide certain distributors with credits for price protection and rights of return, which results in variable consideration. During 2024, sales to distributors were $5.5 billion net of expected price protection credits and rights of return for which the liability balance as of November 2, 2024 was $508.7 million, of which the vast majority relates to the price protection credits.

Auditing the Company’s measurement for price protection credits under distributor contracts involved especially challenging judgment because the calculation involves subjective management assumptions about estimates of expected price protection credits. For example, estimated price protection credits included in the transaction price reflects management’s evaluation of contractual terms, historical experience and assumptions about future economic conditions. Changes in those assumptions can have a material effect on the amount recognized for price protection credits.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to calculate the price protection credits. For example, we tested controls over the appropriateness of assumptions management used as well as controls over the completeness and accuracy of the data underlying estimates of expected price protection credits.

Our audit procedures included, among others, inspecting contractual terms in distributor agreements and testing the underlying data used in management’s calculation for completeness and accuracy as well as evaluating the significant assumptions used in the estimation of the price protection credits. We evaluated the Company’s methods and assumptions used in the estimates, which included comparing the assumptions to historical trends. We inspected and tested the results of the Company’s retrospective review analysis of actual price protection credits claimed by distributors, evaluated the estimates made based on historical experience and performed sensitivity analyses of the Company’s significant assumptions to assess the impact on the price protection credits. We also evaluated whether the Company appropriately considered new information that could significantly change the estimated future price protection credits.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1967.

Boston, Massachusetts
November 26, 2024

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended November 2, 2024, October 28, 2023 and October 29, 2022

(thousands, except per share amounts)	2024	2023	2022
Revenue
Revenue	$9,427,157	$12,305,539	$12,013,953
Costs and Expenses
Cost of sales	4,045,814	4,428,321	4,481,479
Gross margin	5,381,343	7,877,218	7,532,474
Operating expenses:
Research and development	1,487,863	1,660,194	1,700,518
Selling, marketing, general and administrative	1,068,640	1,273,584	1,266,175
Amortization of intangibles	754,784	959,618	1,012,572
Special charges, net	37,258	160,710	274,509
Total operating expenses	3,348,545	4,054,106	4,253,774
Operating income:	2,032,798	3,823,112	3,278,700
Nonoperating expense (income):
Interest expense	322,227	264,641	200,408
Interest income	(78,817)	(41,287)	(6,906)
Other, net	12,048	(8,245)	(13,551)
Total nonoperating expense (income)	255,458	215,109	179,951
Earnings
Income before income taxes	1,777,340	3,608,003	3,098,749
Provision for income taxes	142,067	293,424	350,188
Net income	$1,635,273	$3,314,579	$2,748,561

Shares used to compute earnings per common share — basic	496,166	502,232	519,226
Shares used to compute earnings per common share — diluted	498,697	505,959	523,178

Basic earnings per common share	$3.30	$6.60	$5.29
Diluted earnings per common share	$3.28	$6.55	$5.25

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended November 2, 2024, October 28, 2023 and October 29, 2022

(thousands)	2024	2023	2022
Net income	$1,635,273	$3,314,579	$2,748,561
Foreign currency translation adjustment	1,033	(408)	(46,341)
Change in unrecognized gains/losses on derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of tax of $5,948 in 2024, $486 in 2023 and $2,902 in 2022)	4,533	7,948	(30,331)
Adjustment for realized loss reclassified into earnings (net of tax of $2,140 in 2024, $3,311 in 2023 and $5,054 in 2022)	12,308	9,622	34,472
Total change in derivative instruments designated as cash flow hedges, net of tax	16,841	17,570	4,141
Changes in accumulated other comprehensive loss — pension plans:
Change in actuarial (loss)/gain (net of tax of $1,198 in 2024, $312 in 2023 and $7,756 in 2022)	(14,828)	(7,312)	30,613
Other comprehensive income (loss)	3,046	9,850	(11,587)
Comprehensive income	$1,638,319	$3,324,429	$2,736,974

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
November 2, 2024 and October 28, 2023

(thousands, except per share amounts)	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$1,991,342	$958,061
Short-term investments	371,822	—
Accounts receivable less allowances of $7,160 ($2,763 in 2023)	1,336,331	1,469,734
Inventories	1,447,687	1,642,214
Prepaid expenses and other current assets	337,472	314,013
Total current assets	5,484,654	4,384,022
Other Assets
Net property, plant and equipment	3,415,550	3,219,157
Goodwill	26,909,775	26,913,134
Intangible assets, net	9,585,464	11,311,957
Deferred tax assets	2,083,752	2,223,272
Other assets	749,082	742,936
Total non-current assets	42,743,623	44,410,456
TOTAL ASSETS	$48,228,277	$48,794,478
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$487,457	$493,041
Income taxes payable	447,379	309,046
Debt, current	399,636	499,052
Commercial paper notes	547,738	547,224
Accrued liabilities	1,106,070	1,352,608
Total current liabilities	2,988,280	3,200,971
Non-current Liabilities
Long-term debt	6,634,313	5,902,457
Deferred income taxes	2,624,392	3,127,852
Income taxes payable	260,486	417,076
Other non-current liabilities	544,489	581,000
Total non-current liabilities	10,063,680	10,028,385
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 496,296,854 shares outstanding (496,261,678 on October 28, 2023)	82,718	82,712
Capital in excess of par value	25,082,243	25,313,914
Retained earnings	10,196,612	10,356,798
Accumulated other comprehensive loss	(185,256)	(188,302)
Total shareholders’ equity	35,176,317	35,565,122
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,228,277	$48,794,478

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended November 2, 2024, October 28, 2023 and October 29, 2022

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, OCTOBER 30, 2021	525,331	$87,554	$30,574,237	$7,517,316	$(186,565)
Net Income — 2022				2,748,561
Dividends declared and paid - $2.97 per share				(1,544,552)
Issuance of stock under stock plans	2,701	449	33,438
Stock-based compensation expense			323,487
Other comprehensive loss					(11,587)
Common stock repurchased	(18,736)	(3,123)	(3,073,892)
BALANCE, OCTOBER 29, 2022	509,296	84,880	27,857,270	8,721,325	(198,152)
Net Income — 2023				3,314,579
Dividends declared and paid - $3.34 per share				(1,679,106)
Issuance of stock under stock plans	3,440	574	118,034
Stock-based compensation expense			299,823
Other comprehensive income					9,850
Common stock repurchased	(16,474)	(2,742)	(2,961,213)
BALANCE, OCTOBER 28, 2023	496,262	82,712	25,313,914	10,356,798	(188,302)
Net Income — 2024				1,635,273
Dividends declared and paid - $3.62 per share				(1,795,459)
Issuance of stock under stock plans	3,216	536	120,679
Stock-based compensation expense			262,710
Other comprehensive income					3,046
Common stock repurchased	(3,181)	(530)	(615,060)
BALANCE, NOVEMBER 2, 2024	496,297	$82,718	$25,082,243	$10,196,612	$(185,256)

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 2, 2024, October 28, 2023 and October 29, 2022

(thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$1,635,273	$3,314,579	$2,748,561
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	362,771	334,704	283,338
Amortization of intangibles	1,741,545	1,958,399	2,014,161
Cost of goods sold for inventory acquired	—	—	271,396
Stock-based compensation expense	262,710	299,823	323,487
Non-cash impairment charge	—	—	91,953
Deferred income taxes	(367,563)	(452,946)	(326,755)
Other	23,050	8,665	(47,074)
Change in operating assets and liabilities:
Accounts receivable	133,402	330,728	(343,908)
Inventories	191,170	(242,299)	(470,725)
Prepaid expenses and other current assets	(53,004)	4,543	(64,584)
Accounts payable and accrued liabilities	(133,758)	(499,316)	171,772
Income taxes payable, current	91,648	(263,716)	(91,852)
Other assets	(34,521)	(25,819)	397
Other liabilities	(194)	50,289	(84,765)
Total adjustments	2,217,256	1,503,055	1,726,841
Net cash provided by operating activities	3,852,529	4,817,634	4,475,402

Cash flows from investing activities:
Purchases of short-term investments	(438,901)	—	—
Maturities of short-term investments	69,279	—	—
Additions to property, plant and equipment, net	(730,463)	(1,261,463)	(699,308)
Other	(4,773)	(4,922)	41,940
Net cash used for investing activities	(1,104,858)	(1,266,385)	(657,368)

Cash flows from financing activities:
Proceeds from debt	1,087,856	—	296,130
Early termination of debt	—	(65,688)	(519,116)
Debt repayments	(499,966)	—	—
Payments on revolver	—	—	(400,000)
Proceeds from revolver	—	—	400,000
Proceeds from commercial paper notes	10,184,439	5,287,124	—
Payments of commercial paper notes	(10,183,925)	(4,739,900)	—
Dividend payments to shareholders	(1,795,459)	(1,679,106)	(1,544,552)
Repurchase of common stock	(615,590)	(2,963,955)	(2,577,015)
Proceeds from employee stock plans	121,215	118,608	33,887
Other	(12,960)	(20,843)	19,946
Net cash used for financing activities	(1,714,390)	(4,063,760)	(4,290,720)
Effect of exchange rate changes on cash	—	—	(34,706)
Net increase (decrease) in cash and cash equivalents	1,033,281	(512,511)	(507,392)
Cash and cash equivalents at beginning of year	958,061	1,470,572	1,977,964
Cash and cash equivalents at end of year	$1,991,342	$958,061	$1,470,572

See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended November 2, 2024, October 28, 2023 and October 29, 2022
(all tabular amounts in thousands except per share amounts)
1.Description of Business
Analog Devices, Inc. (Analog Devices or the Company) is a global semiconductor leader dedicated to solving its customers’ most complex engineering challenges. Since its inception in 1965, the Company has played a critical role at the intersection of the physical and digital worlds by providing the building blocks to sense, measure, interpret, connect and power. The Company designs, manufactures, tests and markets a broad portfolio of solutions, including integrated circuits (ICs), software and subsystems that leverage high-performance analog, mixed-signal and digital signal processing technologies. The Company’s comprehensive product portfolio, deep domain expertise and advanced manufacturing capabilities extend across high-performance precision and high-speed mixed-signal, power management and processing technologies – including data converters, amplifiers, power management, radio frequency ICs, edge processors and other sensors. The Company’s focus is largely on the business-to-business end markets of Industrial, Automotive and Communications and related applications, as well as Consumer applications, with the goal of driving sustainable and profitable growth over the long term.
2. Summary of Significant Accounting Policies
a.Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the presentation for the fiscal year ended November 2, 2024 (fiscal 2024). Such reclassified amounts are immaterial.
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2024 was a 53-week fiscal period, while the fiscal year ended October 28, 2023 (fiscal 2023) and the fiscal year ended October 29, 2022 (fiscal 2022) were 52-week fiscal periods. The additional week in fiscal 2024 is included in the first quarter ended February 3, 2024. Therefore, fiscal 2024 includes an additional week of operations as compared to fiscal 2023 and fiscal 2022.
On August 26, 2021 (Acquisition Date), the Company completed the acquisition of Maxim Integrated Products, Inc. (Maxim), an independent manufacturer of innovative analog and mixed-signal products and technologies. The acquisition of Maxim is referred to as the Acquisition. See Note 6, Acquisitions, of the Notes to Consolidated Financial Statements for additional information.
b.Cash, Cash Equivalents and Short-term Investments
Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of ninety days or less at the time of acquisition. Short-term investments have original maturities of greater than ninety days at the time of acquisition. Cash, cash equivalents and short-term investments consist primarily of government and institutional money market funds, corporate obligations such as commercial paper and floating rate notes, bonds, demand deposit accounts, money market deposit accounts, and bank time deposits.
The Company classifies its investments in readily marketable debt and equity securities as “held-to-maturity,” “available-for-sale” or “trading” at the time of purchase. The Company’s readily marketable cash equivalents and short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, reported in accumulated other comprehensive (loss) income (AOCI). Adjustments to the fair value of investments classified as available-for-sale are recorded as an increase or decrease in AOCI, unless the adjustment is considered an other-than-temporary impairment, in which case the adjustment is recorded as a charge in the Consolidated Statements of Income.
The Company reviews available-for-sale securities and evaluates impairment whenever the fair value of the security is less than its amortized cost. If the Company intends to sell the security or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, the Company will write down the security to its fair value at the reporting date, recognizing the difference as a charge in the Consolidated Statements of Income. If the impairment is partially or wholly due to a credit loss, the Company will recognize the portion of the fair value adjustment due to credit loss in the Consolidated Statements of Income.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Realized gains or losses on investments are determined based on the specific identification basis and are recognized in nonoperating (income) expense. There were no material net realized gains or losses from the sales of available-for-sale investments during any of the fiscal periods presented.
The components of the Company’s cash and cash equivalents and short-term investments as of November 2, 2024 and October 28, 2023 were as follows:

	2024	2023
Cash and Cash Equivalents:
Cash and cash equivalents	$1,398,782	$642,081
Available-for-sale securities	592,560	315,980
Total cash and cash equivalents	$1,991,342	$958,061
Short-term investments:
Available-for-sale securities	371,822	—
Total short-term investments	$371,822	$—
See Note 2j, Fair Value, of the Notes to Consolidated Financial Statements for additional information on the Company’s cash equivalents and short-term investments.
c.Supplemental Cash Flow Statement Information

	2024	2023	2022
Cash paid during the fiscal year for:
Income taxes	$414,838	$987,225	$821,683
Interest	$268,192	$206,415	$172,957
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
Inventories at November 2, 2024 and October 28, 2023 were as follows:

	2024	2023
Raw materials	$93,608	$128,142
Work in process	1,047,022	1,125,819
Finished goods	307,057	388,253
Total inventories	$1,447,687	$1,642,214

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
e.Property, Plant and Equipment
The following table presents details of the Company’s property, plant and equipment (PP&E), net of accumulated depreciation:

	2024	2023 (1)
Land and buildings	$2,061,751	$1,737,842
Machinery and equipment	4,456,926	4,355,651
Office equipment	477,884	373,126
Leasehold improvements	191,427	177,313
	7,187,988	6,643,932
Less accumulated depreciation and amortization	3,772,438	3,424,775
Net property, plant and equipment	$3,415,550	$3,219,157
_________________________________
(1) Certain amounts previously reported between land and buildings and machinery and equipment have been reclassified to conform to the current year presentation.
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
The Company determined its campus facility located in Milpitas, California met the held for sale criteria specified in Accounting Standards Codification (ASC) 360. No write-downs to fair value were required upon this determination as the fair value of the asset group, less costs to sell, was greater than the carrying value. As of November 2, 2024, prepaid expenses and other current assets includes the following assets held for sale:

Land and buildings	$62,106
Less accumulated depreciation and amortization	(20,604)
Net property, plant and equipment reclassified to Prepaid expenses and other current assets	$41,502

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
f.Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable, utilizing either the qualitative or quantitative method. The Company tests goodwill for impairment at the reporting unit level, which the Company has determined is consistent with its identified operating segments, on an annual basis on the first day of the fourth quarter (on or about August 4th) or more frequently if indicators of impairment exist or the Company reorganizes its operating segments or reporting units.
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
–the Company’s current forecasts as compared to the forecasts included in the most recent quantitative impairment analysis;
–public information from competitors and other industry information to determine if there were any significant adverse trends in the Company’s competitors’ businesses;
–changes in the value of major U.S. stock indices that could suggest declines in overall market stability that could impact the valuation of the Company’s reporting units;
–changes in the Company’s market capitalization and overall enterprise valuation to determine if there were any significant decreases that could be an indication that the valuation of its reporting units had significantly decreased; and
–whether there had been any significant increases to the weighted-average cost of capital rates for each reporting unit, which could materially lower the Company’s prior valuation conclusions under a discounted cash flow approach.
If the Company elects not to use this option, or it determines that it is more likely than not that the fair value of a reporting unit is less than its net book value, then the Company performs the quantitative goodwill impairment test. The quantitative goodwill impairment test requires an entity to compare the fair value of a reporting unit with its carrying amount. If fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, the Company considers income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Management determines the fair values of the reporting units using a weighting of the income and market approaches. Under the income approach, it uses a discounted cash flow methodology, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates and long-term discount rates, among others. For the market approach, it uses the guideline public company method. Under this method management utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain its respective fair value. In order to assess the reasonableness of the calculated values, the aggregate fair values of the reporting units are reconciled to the Company’s total market capitalization, allowing for a reasonable control premium.
During fiscal 2024 and fiscal 2023, the Company elected to use the qualitative method of assessing goodwill for all of its reporting units. In all periods presented, management concluded the reporting units’ fair values exceeded their carrying amounts as of the assessment dates and no risk of impairment existed.
The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of the fiscal year ending November 1, 2025 (fiscal 2025) unless indicators arise that would require the Company to reevaluate at an earlier date.

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
As of November 2, 2024 and October 28, 2023, the Company’s intangible assets consisted of the following:

	November 2, 2024		October 28, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$10,335,903	$4,561,856	$10,335,903	$3,811,865
Technology-based	7,597,471	3,786,054	7,589,027	2,804,876
Trade-name	72,200	72,200	72,200	68,432
Backlog (1)	—	—	361,200	361,200
Assembled workforce	1,800	1,800	1,800	1,800
Total	$18,007,374	$8,421,910	$18,360,130	$7,048,173
_________________________________
(1) Backlog-related intangible asset was fully utilized during fiscal 2024.
Amortization expense related to intangible assets was $1.7 billion, $2.0 billion and $2.0 billion in fiscal 2024, 2023 and 2022, respectively, and is recorded in cost of sales and amortization of intangibles on the Consolidated Statements of Income. The remaining amortization expense will be recognized over the remaining weighted average life of approximately 3.7 years.
The Company expects annual amortization expense for intangible assets as follows:

Fiscal Year	Amortization Expense
2025	$1,584,043
2026	$1,534,232
2027	$1,529,740
2028	$1,463,291
2029	$1,126,744

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
In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (CHIPS Act), which provides funding for manufacturing grants and research investments and establishes a 25% investment tax credit for certain investments in U.S. semiconductor manufacturing. As of November 2, 2024, the Company recorded $106.3 million and $174.5 million as offsets within current income taxes payable and in other assets, respectively, with a corresponding reduction to the carrying amounts of the qualifying manufacturing assets on the Consolidated Balance Sheet. As of October 28, 2023, the Company recognized $174.3 million in other assets with a corresponding reduction to these fixed asset carrying amounts.
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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges as of November 2, 2024 and October 28, 2023 was $257.0 million and $322.6 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Consolidated Balance Sheets as of November 2, 2024 and October 28, 2023 were as follows:

		Fair Value At
	Balance Sheet Location	November 2, 2024	October 28, 2023
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$780	$471
Forward foreign currency exchange contracts	Accrued liabilities	$4,235	$9,897
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of November 2, 2024 and October 28, 2023, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $176.8 million and $334.7 million, respectively.

		Fair Value At
	Balance Sheet Location	November 2, 2024	October 28, 2023
Undesignated hedges related to forward foreign currency exchange contracts	Prepaid expenses and other current assets	$6,538	$1,469
Undesignated hedges related to forward foreign currency exchange contracts	Accrued liabilities	$12,044	$3,618
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. As of November 2, 2024 and October 28, 2023, none of the netting arrangements involved collateral.
Interest Rate Exposure Management — The Company’s current and future debt may be subject to interest rate risk. The Company utilizes interest rate derivatives to alter interest rate exposure in an attempt to reduce the effects of changes in interest rates. During fiscal 2023, the Company entered into interest rate swap transactions related to its outstanding $1.0 billion aggregate principal amount of 2.1% senior unsecured notes (the 2031 Notes) where the Company swapped the notional amount of its $1.0 billion of fixed rate debt at 2.1% into floating interest rate debt through April 1, 2031. The fair value of the swaps at inception was zero and subsequent changes in the fair value of the interest rate swaps were reflected in the carrying value of the interest rate swaps on the balance sheet. The carrying value of the debt on the balance sheet was adjusted by an equal and offsetting amount. The interest rate swaps were designated and qualified as fair value hedges. The Company does not consider the risk of counterparty default to be significant. The gain or loss on the hedged item attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps were recorded as follows:

	November 2, 2024		October 28, 2023
Balance Sheet Location	Loss on Swaps	Gain on Note	Loss on Swaps	Gain on Note
Accrued liabilities	$36,855	$—	$81,602	$—
Long-term debt	$—	$36,855	$—	$81,602

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of November 2, 2024 and October 28, 2023, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
The Company records the fair value of its derivative financial instruments in its Consolidated Financial Statements in other current assets, other assets, accrued liabilities, other non-current liabilities and long-term debt, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of cash flow hedges are recorded in AOCI and reclassified into earnings in the same line item on the Consolidated Statements of Income as the impact of the hedged transaction when the underlying contract matures. Changes in the fair value of designated fair value hedges are recorded on the Consolidated Balance Sheets as a swap asset or an accrued liability with an offsetting increment/decrement to the long-term debt balance, which is the underlying item being hedged. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.
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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of November 2, 2024 and October 28, 2023. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of November 2, 2024 and October 28, 2023, the Company held $1.4 billion and $642.1 million, respectively, of cash that was

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
excluded from the tables below.

	November 2, 2024
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$592,560	$—	$592,560
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	71,246	71,246
Bank obligations (1)	—	300,576	300,576
Other assets:
Forward foreign currency exchange contracts (2)	—	7,318	7,318
Deferred compensation investments	92,698	—	92,698
Total assets measured at fair value	$685,258	$379,140	$1,064,398
Liabilities
Forward foreign currency exchange contracts (2)	$—	$16,279	$16,279
Interest rate derivatives (3)	—	36,855	36,855
Total liabilities measured at fair value	$—	$53,134	$53,134
(1) The amortized cost of the Company’s investments classified as available-for-sale as of November 2, 2024 was $382.9 million.
(2) The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, of the Notes to Consolidated Financial Statements for more information related to the Company’s master netting arrangements.
(3) The carrying value of the related debt was adjusted by an equal and offsetting amount. The fair value of interest rate derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivatives. See Note 2i, Derivative Instruments and Hedging Agreements, of the Notes to Consolidated Financial Statements.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 28, 2023
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$315,980	$—	$315,980
Other assets:
Forward foreign currency exchange contracts (1)		1,940	1,940
Deferred compensation investments	78,246	—	78,246
Total assets measured at fair value	$394,226	$1,940	$396,166
Liabilities
Forward foreign currency exchange contracts (1)	$—	$13,515	$13,515
Interest rate derivatives (2)	—	81,602	81,602
Total liabilities measured at fair value	$—	$95,117	$95,117
(1) The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, of the Notes to Consolidated Financial Statements for more information related to the Company’s master netting arrangements.
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
Debt — The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. Given the short tenure of the Company’s commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore, are excluded from the table below ($547.7 million and $547.2 million as of November 2, 2024 and October 28, 2023, respectively). The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy. See Note 14, Debt, of the Notes to Consolidated Financial Statements for further discussion related to outstanding debt.

	November 2, 2024		October 28, 2023
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2024 Notes, due October 2024	$—	$—	$500,000	$499,473
2025 Notes, due April 2025	400,000	397,027	400,000	385,231
2026 Notes, due December 2026	900,000	882,795	900,000	851,023
2027 Notes, due June 2027	440,212	421,077	440,212	408,595
2028 Notes, due October 2028	750,000	673,316	750,000	628,999
2031 Notes, due October 2031	1,000,000	843,766	1,000,000	773,404
2032 Notes, due October 2032	300,000	287,172	300,000	269,828
2034 Notes, due April 2034	550,000	553,375	—	—
2036 Notes, due December 2036	144,278	136,718	144,278	118,554
2041 Notes, due October 2041	750,000	534,435	750,000	479,078
2045 Notes, due December 2045	332,587	322,942	332,587	292,248
2051 Notes, due October 2051	1,000,000	655,668	1,000,000	590,666
2054 Notes, due April 2054	550,000	541,912	—	—
Total Debt	$7,117,077	$6,250,203	$6,517,077	$5,297,099
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
The Company maintains cash, cash equivalents and short-term investments with high credit quality counterparties, continuously monitors the amount of credit exposure to any one issuer and diversifies its investments in order to minimize its credit risk.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue attributable to significant distributors whose revenue as a percentage of total revenue was 10% or greater of total revenue is presented in the following table:

	Year Ended
	November 2, 2024	October 28, 2023	October 29, 2022
Distributor 1	24%	25%	22%
Distributor 2	12%	10%	10%
Distributor 3	12%	*	*
___________________________________________________________
*Revenue for this distributor was not greater than 10% of total revenue for these periods.
No other customer accounted for greater than 10% of total revenue in any period presented.
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
n.Revenue Recognition
Recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company recognizes revenue when all of the following criteria are met: (1) the Company has entered into a binding agreement, (2) the performance obligations have been identified, (3) the transaction price to the customer has been determined, (4) the transaction price has been allocated to the performance obligations in the contract, and (5) the performance obligations have been satisfied. The majority of the Company’s shipping terms permit the Company to recognize revenue at point of shipment or delivery. Certain shipping terms require the goods to be through customs or be received by the customer before title passes. In those instances, the Company defers the revenue recognized until title and control of the promised goods have passed to the customer. Shipping costs are charged to selling, marketing, general and administrative expense as incurred. Sales taxes are excluded from revenue.
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
Performance Obligations: Substantially all of the Company’s contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit products. Such sales represent a single performance obligation because the sale is one type of good or includes multiple goods that are neither capable of being distinct nor separable from the other promises in the contract. This performance obligation is satisfied when control of the product is transferred to the customer, which occurs upon shipment or delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. The Company generally offers a twelve-month

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2024, fiscal 2023 and fiscal 2022 were not material.
Transaction Price: The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. The vast majority of such consideration are credits issued to the distributor due to price protection, but also include sales made to distributors under agreements that allow certain rights of return, referred to as stock rotation. Price protection represents price discounts granted to certain distributors to allow the distributor to earn an appropriate margin on sales negotiated with certain customers and in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Stock rotation allows distributors limited levels of returns in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. A liability for distributor credits covering variable consideration is made based on the Company’s estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions the Company has made based on its historical estimates. For fiscal 2024 and fiscal 2023, sales to distributors were approximately $5.5 billion and $7.5 billion, respectively, net of variable consideration for which the liability balances as of November 2, 2024 and October 28, 2023 were $508.7 million and $525.4 million, respectively, and were recorded in accrued liabilities on the Consolidated Balance Sheets.
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
o.Accumulated Other Comprehensive (Loss) Income
AOCI includes certain transactions that have generally been reported in the Consolidated Statement of Shareholders’ Equity. The changes in components of AOCI at November 2, 2024 and October 28, 2023 consisted of the following:

	Foreign currency translation adjustment	Unrealized holding gains/losses on derivatives	Pension plans	Total
October 28, 2023	$(72,544)	$(102,043)	$(13,715)	$(188,302)
Other comprehensive income before reclassifications	1,033	10,481	(14,662)	(3,148)
Amounts reclassified out of other comprehensive loss	—	10,168	1,032	11,200
Tax	—	(3,808)	(1,198)	(5,006)
Other comprehensive income	1,033	16,841	(14,828)	3,046
November 2, 2024	$(71,511)	$(85,202)	$(28,543)	$(185,256)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amounts reclassified out of AOCI into the Consolidated Statements of Income, with presentation location during each period were as follows:

Comprehensive Income Component	2024	2023	Location
Changes in unrealized holding gains/losses on derivatives
Currency forwards	$(775)	$213	Cost of sales
	(219)	538	Research and development
	(3,762)	(2,738)	Selling, marketing, general and administrative
Interest rate derivatives	14,924	14,920	Interest expense
	10,168	12,933	Total before tax
	(2,140)	(3,311)	Tax
	$8,028	$9,622	Net of tax

Amortization of pension components included in the computation of net periodic benefit cost
Actuarial losses (1)	$1,032	$1,513	Net of tax

Total amounts reclassified out of AOCI, net of tax	$9,060	$11,135
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
The Company accounts for uncertain tax positions by first determining if it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities prior to recording any benefit in the Consolidated Financial Statements. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. For those tax positions where it is more likely than not that a tax position will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Management classifies interest and penalties related to uncertain tax positions within the provision for income taxes line of the Consolidated Statements of Income. Management reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in known facts or circumstances, changes in tax law, effectively settled issues under audit, and new guidance on legislative interpretations. A change in these factors could result in the recognition of an increase or decrease to the Company’s income tax provision which could materially impact its consolidated financial position and results of operations.
In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement and royalty arrangements among related entities. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the historical income tax provisions and income tax liabilities. In the event management’s assumptions are incorrect, the differences could have a material impact on its income tax provision and operating results in the period in which such determination is made. In addition to the factors described above, the current and expected effective tax rate is based on then-current tax law. Significant changes in enacted tax law could affect these

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimates. See Note 12, Income Taxes, of the Notes to Consolidated Financial Statements for further information related to income taxes.
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
The following table sets forth the computation of basic and diluted earnings per share:

	2024	2023	2022
Net income	$1,635,273	$3,314,579	$2,748,561

Basic shares:
Weighted-average shares outstanding	496,166	502,232	519,226
Earnings per common share basic	$3.30	$6.60	$5.29

Diluted shares:
Weighted-average shares outstanding	496,166	502,232	519,226
Assumed exercise of common stock equivalents	2,531	3,727	3,952
Weighted-average common and common equivalent shares	498,697	505,959	523,178
Earnings per common share diluted	$3.28	$6.55	$5.25
Anti-dilutive shares related to:
Outstanding stock options	71	253	608
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
Determining the amount of stock-based compensation expense to be recorded requires the Company to develop estimates used in calculating the grant-date fair value of awards. These estimates may be based on different valuation models depending upon the type of award and may include assumptions, such as expected volatility, expected term, risk-free interest rate, expected dividend yield, forfeiture rate and others. The Company uses the Black-Scholes valuation model to calculate the grant-date fair value of stock option awards. The grant-date fair value of restricted stock units with a service condition and restricted stock units with both service and performance conditions is calculated using the value of the Company’s common stock on the date of grant, reduced by the present value of dividends expected to be paid on the Company’s common stock prior to vesting. For restricted stock units with both service and performance conditions, this grant-date fair value is also impacted by the number of units that are expected to vest during the performance period and is adjusted through the related stock-based compensation expense at each reporting period based on the probability of achievement of that performance condition. If the Company determines that an award is unlikely to vest, any previously recorded stock-based compensation expense is reversed in the period of that determination. The grant date fair value of restricted stock units and performance-based stock options with both service and market conditions is calculated using the Monte Carlo simulation model to estimate the probability of

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
satisfying the performance condition stipulated in the award grant, including the possibility that the market condition may not be satisfied.
The fair value of shares issued under the Company’s employee stock purchase plan (ESPP) is computed using the Black-Scholes model at the commencement of an offering period in June and December of each year and the related expense is recorded over the offering period.
See Note 3, Stock-Based Compensation and Shareholders’ Equity, of the Notes to Consolidated Financial Statements for additional information relating to stock-based compensation.
s.New Accounting Pronouncements
Standards Implemented
Acquired Contract Assets and Contract Liabilities
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under this guidance (ASC 805-20-30-28), the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 (the revenue guidance) as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2021-08 in the first quarter of fiscal 2024. Upon adoption, ASU 2021-08 did not have a material impact on the Company’s financial position and results of operations.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insights into company performance. ASU 2024-03 is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its financial position and results of operations.
3. Stock-Based Compensation and Shareholders’ Equity
Equity Compensation Plans
The Company grants, or has granted, stock options and other stock and stock-based awards under the Company’s 2020 Equity Incentive Plan (2020 Plan), which was approved by shareholders in March 2020. The 2020 Plan provides for the issuance of up to 21.2 million shares of the Company’s common stock, which includes shares that remained available or became available under the Company’s previous equity compensation plans, including the Amended and Restated 2006 Stock

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Incentive Plan and the Amended and Restated 2010 Equity Incentive Plan. The 2020 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2020 Plan. No award may be made under the 2020 Plan after March 11, 2030, but awards previously granted may extend beyond that date. The Company does not intend to grant further equity awards under any previous legacy equity compensation plans. Additionally, in connection with the Acquisition, the Company assumed the Maxim 1996 Stock Incentive Plan (1996 Plan), which expired by its terms in July 2024. As of November 2, 2024, a total of 13.5 million shares of the Company’s common stock were available for future issuance under the 2020 Plan.
Modification of Awards
The Company has, from time to time, modified the terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in fiscal 2024, fiscal 2023 and fiscal 2022 did not result in significant incremental compensation costs, either individually or in the aggregate.
Employee Stock Purchase Plan
The Company offers an ESPP to eligible employees, providing the opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions. Offering periods begin in June and December each year. U.S. employees are allowed to purchase the Company’s common stock at the lesser of 85% of the fair market value of the common stock at either the beginning or end of the offering period. Eligible employees outside of the U.S. are allowed to purchase the Company’s common stock at the lesser of 80% of the fair market value of the common stock at either the beginning or end of the offering period. As of November 2, 2024, a total of 4.1 million shares of the Company’s common stock were available for future grant under the ESPP.
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 5.0% to all unvested stock-based awards as of November 2, 2024. This analysis will be re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
Total stock-based compensation expense recognized is as follows:

	2024	2023	2022
Cost of sales	$31,233	$36,703	$36,773
Research and development	109,011	116,354	121,298
Selling, marketing, general and administrative	114,638	143,789	133,900
Special charges, net	7,828	2,977	31,516
Total stock-based compensation expense	$262,710	$299,823	$323,487
As of November 2, 2024 and October 28, 2023, the Company capitalized $10.4 million and $12.9 million, respectively, of stock-based compensation in inventory.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation Activity
A summary of the stock option activity as of November 2, 2024 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at October 28, 2023	2,367	$96.33
Options exercised	(699)	$73.36
Options forfeited	(29)	$106.33
Options outstanding at November 2, 2024	1,639	$105.95	4.2	$195,951
Options exercisable at November 2, 2024	1,293	$95.65	3.7	$167,918
Options vested or expected to vest at November 2, 2024 (1)	1,639	$105.94	4.2	$195,911
_______________________________________
(1)In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. The number of options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2024, fiscal 2023 and fiscal 2022 was $93.9 million, $95.0 million and $56.2 million, respectively.
A summary of the Company’s restricted stock unit and award activity as of November 2, 2024 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at October 28, 2023	5,047	$162.20
Units/Awards granted	1,876	$206.92
Restrictions lapsed	(2,053)	$145.25
Forfeited	(389)	$169.82
Restricted stock units/awards outstanding at November 2, 2024	4,481	$186.81
As of November 2, 2024, there was $607.8 million of total unrecognized compensation cost related to unvested stock-based awards comprised of stock options, restricted stock awards and restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair value of awards that vested during fiscal 2024, fiscal 2023 and fiscal 2022 was approximately $309.0 million, $298.2 million and $283.0 million, respectively.
Common Stock Repurchases
In fiscal 2021, the Company entered into accelerated share repurchase agreements (ASR) with third-party financial institutions, paid $2.5 billion and received an initial delivery of 12.3 million shares of common stock, which represented approximately 80% of the notional amount of the ASR. As of October 30, 2021, the Company recorded the remaining 20%, or $500.0 million, within Prepaid expenses and other current assets on the Consolidated Balance Sheets, which was utilized during the first quarter of fiscal 2022. During the first quarter of fiscal 2022, the ASR was completed and an additional 2.1 million shares of common stock were received by the Company as final settlement of the ASR. In total, the Company repurchased 14.4 million shares of common stock under the ASR at an average price per share of $173.77.
The Company’s share repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $16.7 billion of the Company’s common stock under the program, which includes the $8.5 billion authorization approved by the Board of Directors on August 25, 2021. The Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of November 2, 2024, the Company had repurchased a total of approximately 207.7 million shares of its common stock for approximately $15.0 billion under this program. An additional $1.7 billion remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company also, from time to time, repurchases shares in settlement of employee tax withholding obligations due upon the vesting of restricted stock units/awards or the exercise of stock options. The withholding amount is based on the employee’s minimum statutory withholding requirement.
Preferred Stock
The Company has 471,934 authorized shares of $1.00 par value preferred stock, none of which is issued or outstanding. The Board of Directors is authorized to fix designations, relative rights, preferences and limitations on the preferred stock at the time of issuance.

4.     Industry, Segment and Geographic Information
The Company operates and tracks its results in one reportable segment based on the aggregation of its operating segments. The Company designs, develops, manufactures and markets a broad range of integrated circuits (ICs). The Chief Executive Officer has been identified as the Company’s Chief Operating Decision Maker. The Company has determined that all of the Company’s operating segments share the following similar economic characteristics, and therefore meet the criteria established for operating segments to be aggregated into one reportable segment, namely:
•The primary source of revenue for each operating segment is the sale of ICs.
•The ICs sold by each of the Company’s operating segments are manufactured using similar semiconductor manufacturing processes and raw materials in either the Company’s own production facilities or by third-party wafer fabricators using proprietary processes.
•The Company sells its products to tens of thousands of customers worldwide. Many of these customers use products spanning all operating segments in a wide range of applications.
•The ICs marketed by each of the Company’s operating segments are sold globally through a direct sales force, third-party distributors, independent sales representatives and via the Company’s website to the same types of customers.
All of the Company’s operating segments share a similar long-term financial model as they have similar economic characteristics. The causes for variation in operating and financial performance are the same among the Company’s operating segments and include factors such as (i) life cycle and price and cost fluctuations, (ii) number of competitors, (iii) product differentiation and (iv) size of market opportunity. Additionally, each operating segment is subject to the overall cyclical nature of the semiconductor industry. Lastly, the number and composition of employees and the amounts and types of tools and materials required for production of products are proportionally similar for each operating segment.
Revenue Trends by End Market
The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. As data systems for capturing and tracking this data and the Company’s methodology evolves and improves, the categorization of products by end market can vary over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within each end market.

	2024		2023		2022
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Industrial	$4,314,280	46%	$6,611,794	54%	$6,230,874	52%
Automotive	2,827,439	30%	2,876,140	23%	2,407,822	20%
Communications	1,080,496	11%	1,606,426	13%	1,855,311	15%
Consumer	1,204,942	13%	1,211,179	10%	1,519,946	13%
Total revenue	$9,427,157	100%	$12,305,539	100%	$12,013,953	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
Revenue by Sales Channel
The following tables summarize revenue by sales channel. The Company sells its products globally through a direct sales force, third-party distributors, independent sales representatives and via its website. Distributors are customers that buy

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and certain commercial customers for which revenue is recorded over time.

	2024		2023		2022
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Distributors	$5,505,779	58%	$7,534,894	61%	$7,458,478	62%
Direct customers	3,772,945	40%	4,603,166	37%	4,423,883	37%
Other	148,433	2%	167,479	1%	131,592	1%
Total revenue	$9,427,157	100%	$12,305,539	100%	$12,013,953	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
Geographic Information
Geographic revenue information for fiscal 2024, fiscal 2023 and fiscal 2022 reflects the geographic location of the distributors or OEMs who purchased the Company’s products. This may differ from the geographic location of the end customers particularly in cases where a third-party contract manufacturer purchases the Company’s products through distributors. In all periods presented, the predominant regions comprising “Rest of North and South America” are Canada and Mexico; the predominant regions comprising “Europe” are Germany, Sweden, Israel and the Netherlands; and the predominant regions comprising “Rest of Asia” are Taiwan, Malaysia, South Korea and Singapore.

	2024	2023	2022
Revenue
United States	$2,840,426	$4,165,296	$4,025,398
Rest of North and South America	62,318	88,579	72,497
Europe	2,109,529	3,001,871	2,534,423
Japan	1,085,631	1,397,119	1,221,549
China	2,128,840	2,229,631	2,563,536
Rest of Asia	1,200,413	1,423,043	1,596,550
Subtotal all foreign regions	6,586,731	8,140,243	7,988,555
Total revenue	$9,427,157	$12,305,539	$12,013,953
Property, plant and equipment
United States	$1,907,527	$1,577,914	$1,117,404
Ireland	625,658	573,684	343,728
Philippines	468,900	620,453	608,474
Thailand	195,150	209,660	143,558
Malaysia	108,286	123,574	119,670
All other regions	110,029	113,872	68,470
Subtotal all foreign regions	1,508,023	1,641,243	1,283,900
Total property, plant and equipment	$3,415,550	$3,219,157	$2,401,304

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Liabilities related to special charges, net are presented in accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions		Q4 2023 Plan
Balance at October 30, 2021	$21,065		$—
Employee severance and benefit costs	149,853		—
Facility closure costs	—		—
Severance and benefit payments, net	(118,567)		—
Facility closure cost payments	—		—
Effect of foreign currency on accrual	(281)		—
Balance at October 29, 2022	$52,070		$—
Employee severance and benefit costs	45,064		113,995
Severance and benefit payments, net	(60,153)		(3,549)
Balance at October 28, 2023	$36,981	(1)	$110,446
Employee severance and benefit costs	(5,106)		41,907
Severance and benefit payments, net	(18,020)		(151,636)
Balance at November 2, 2024	$13,855		$717

_________________________________________________________
(1) As of October 28, 2023, this balance was comprised of $13.8 million and $23.1 million recorded in Accrued liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheet.
Q4 2023 Plan
The Company recorded net special charges of $155.9 million on a cumulative basis through November 2, 2024 related to the Q4 2023 Plan. In fiscal 2023, the Company committed to a plan to reorganize its business (the Q4 2023 Plan). The Q4 2023 Plan, consisting of voluntary and involuntary reductions-in-force and other cost-savings initiatives, was commenced to adjust the Company’s cost structure and business activities to better align with weaker market demand and continued economic uncertainty in its end markets, as well as to make certain strategic shifts in its workforce necessary to achieve its long-term vision. The reductions-in-force impacted positions in manufacturing, engineering and selling, marketing, general and administrative functions.
Global Repositioning Actions
The Company recorded net special charges of $527.6 million on a cumulative basis through November 2, 2024, as part of the integration of the Acquisition and continued organizational initiatives to consolidate its global footprint related to certain manufacturing, engineering, sales, marketing and administrative offices and to better align its global workforce with the Company’s long-term strategic plan. The special charges include severance and fringe benefit costs, in accordance with the Company’s ongoing benefit plan or statutory requirements at foreign locations, and the write-off of acquired intellectual property due to the Company’s decision to discontinue certain product development strategies.
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
6.     Acquisitions
Maxim Integrated Products, Inc.
On the Acquisition Date, the Company completed its acquisition of all of the voting interests of Maxim, an independent manufacturer of innovative analog and mixed-signal products and technologies. Under the terms of the agreement pursuant to which the Company acquired Maxim, Maxim stockholders received, for each outstanding share of Maxim common stock,

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
0.6300 of a share of the Company’s common stock at the closing. The results of operations of Maxim from the Acquisition Date are included in the Company’s Consolidated Financial Statements for the year ended October 30, 2021.
7.    Other Investments
Other investments consist of interests in venture capital funds and other long-term investments and are recorded in Other assets on the Consolidated Balance Sheets. Investments are accounted for using the equity method of accounting or cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. For equity method investments, realized gains and losses are reflected in other, net based upon the Company’s ownership share of the investee’s financial results.

8.    Accrued Liabilities
Accrued liabilities at November 2, 2024 and October 28, 2023 consisted of the following:

	2024	2023
Distributor price adjustments and other revenue reserves	$508,722	$525,405
Accrued compensation and benefits	220,091	308,001
Lease liabilities	68,130	64,745
Accrued interest	45,517	40,412
Interest rate swap	36,855	81,602
Accrued withholdings related to ESPP	33,114	32,441
Accrued taxes	23,143	36,649
Accrued special charges	14,572	124,291
Other	155,926	139,062
Total accrued liabilities	$1,106,070	$1,352,608
9.    Leases
The Company enters into operating leases which primarily relate to certain facilities and, to a lesser extent, finance leases. Finance leases were not a material component of the Company’s lease portfolio in the periods presented. The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. Lease assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities represent the obligation to make lease payments over the lease term. At lease commencement, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. The Company has agreements with lease and non-lease components, which are accounted for as a single lease component. Non-lease components may include real estate taxes, insurance, maintenance, parking and other operating costs. If these costs are variable costs they are not included in the measurement of the right-of-use assets and lease liabilities, but are expensed when the event determining the amount of variable consideration to be paid occurs. The Company’s leases have remaining lease terms of less than one year to approximately twenty-one years, some of which may include options to extend the initial term of the lease. These options are included in determining the initial lease term at lease commencement only if the Company is reasonably certain to exercise the option. Lease costs are recognized on a straight-line basis as lease expense over the lease term. For leases with terms of twelve months or less the Company recognizes the related lease payments as expense either on a straight-line basis over the lease term or as incurred depending on whether the lease payments are fixed or variable. The Company subleases certain properties that are not used in its core business operations (See Note 5, Special Charges, Net, of the Notes to Consolidated Financial Statements). Sublease income was $12.8 million and $12.9 million in fiscal 2024 and fiscal 2023, respectively.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents supplemental balance sheet information related to the Company’s operating leases:

	November 2, 2024	October 28, 2023
Assets
Operating lease right-of-use assets in Other assets	$242,548	$277,220
Liabilities
Operating lease liabilities in Accrued liabilities	$68,130	$64,745
Operating lease liabilities in Other non-current liabilities	$318,570	$360,460
Details of the Company’s operating leases are as follows:

	November 2, 2024	October 28, 2023
Lease expense	$68,331	$66,818
Cash paid for amounts included in the measurement of operating lease liabilities
Cash flows from operating leases	$82,070	$68,759
Lease assets obtained in exchange for new lease liabilities	$15,801	$66,760
Weighted average remaining lease term	6.4 years	7.1 years
Weighted average discount rate	3.8%	3.6%
The following table presents the maturities of the Company’s operating lease liabilities as of November 2, 2024:

Fiscal year
2025	$83,059
2026	77,444
2027	69,160
2028	55,753
2029	50,990
Thereafter	98,450
Total future minimum operating lease payments	434,856
Less: imputed interest	(48,156)
Present value of operating lease liabilities	$386,700
The following table presents the future minimum cash receipts as a result of subleases as of November 2, 2024:

Fiscal year
2025	$15,231
2026	15,683
2027	16,153
2028	16,635
2029	16,886
Thereafter	12,480
Total future minimum cash receipts	$93,068
10.    Commitments and Contingencies
From time to time, in the ordinary course of the Company’s business, The Company is involved in various claims, charges and litigation arising from, or related to, among other things, contractual matters, acquisitions, patents, trademarks, personal injury, environmental matters, product liability, insurance coverage, employment or employment benefits. As to such claims and litigation, the Company can give no assurance that it will prevail.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.    Retirement Plans
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees.
Defined Contribution Plans
The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plans for all eligible U.S. employees was $74.3 million in fiscal 2024, $76.0 million in fiscal 2023 and $65.2 million in fiscal 2022.
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
Defined Benefit Pension and Post Retirement Benefit Plans
The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to these plans was $56.9 million in fiscal 2024, $55.3 million in fiscal 2023 and $51.4 million in fiscal 2022.
The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The Company has elected to measure defined benefit plan assets and obligations as of October 31, which is the month-end that is closest to its fiscal year-ends, which were November 2, 2024 for fiscal 2024 and October 28, 2023 for fiscal 2023.
As a result of the Acquisition, the Company acquired a postretirement plan that provides postretirement medical expenses to certain former employees of a Maxim acquired company and certain former Maxim executives in the U.S.
Components of Net Periodic Benefit Cost
Net annual periodic benefit cost of the Company’s pension and postretirement benefit plans for fiscal 2024, fiscal 2023 and fiscal 2022 is presented in the following table:

	2024	2023	2022
Service cost	$8,643	$7,728	$10,914
Interest cost	9,564	8,773	6,148
Expected return on plan assets	(5,061)	(5,236)	(4,540)
Recognized actuarial loss	1,345	1,168	2,299
Subtotal	$14,491	$12,433	$14,821
Settlement impact	820	173	(35)
Net periodic benefit cost	$15,311	$12,606	$14,786
The service cost component of net periodic benefit cost above is recorded in Cost of sales, Research and development, Selling, marketing, general and administrative expenses within the Consolidated Statements of Income, while the remaining components are recorded to Other, net.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s pension and postretirement benefit plans at November 2, 2024 and October 28, 2023 is presented in the following table:

	2024	2023
Change in Benefit Obligation
Benefit obligation at beginning of year	$167,868	$157,730
Service cost	8,643	7,728
Interest cost	9,564	8,773
Plan combinations	23,349	(3,880)
Settlement	(13,240)	(1,887)
Actuarial gain	5,438	574
Benefits paid	(3,152)	(6,352)
Exchange rate adjustment	4,309	5,182
Benefit obligation at end of year	$202,779	$167,868
Change in Plan Assets
Fair value of plan assets at beginning of year	$87,606	$84,029
Actual return on plan assets	9,479	(2,831)
Employer contributions	10,273	10,811
Plan combinations	4,602	—
Settlements	(13,240)	(1,887)
Benefits paid	(3,152)	(6,352)
Exchange rate adjustment	3,080	3,836
Fair value of plan assets at end of year	$98,648	$87,606
Reconciliation of Funded Status
Funded status	$(104,131)	$(80,262)
Amounts Recognized in the Balance Sheet
Non-current assets	$6,111	$—
Current liabilities	(3,254)	(4,222)
Non-current liabilities	(106,988)	(76,040)
Net amount recognized	$(104,131)	$(80,262)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2024	2023
Reconciliation of Amounts Recognized in the Statement of Financial Position
Net loss	(25,961)	(12,331)
Accumulated other comprehensive loss	(25,961)	(12,331)
Accumulated contributions less than net periodic benefit cost	(78,170)	(67,931)
Net amount recognized	$(104,131)	$(80,262)
Changes Recognized in Other Comprehensive Income (Loss)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net gain/loss arising during the year	$1,019	$8,876
Plan combinations	13,413	—
Effect of exchange rates on amounts included in AOCI	1,363	(536)
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net loss	(2,165)	(1,340)
Total recognized in other comprehensive gain/loss	$13,630	$7,000
Total recognized in net periodic cost and other comprehensive loss	$28,941	$19,606
Estimated amounts that will be amortized from AOCI over the next fiscal year
Net loss	$(2,148)	$(1,281)
The accumulated benefit obligation for the Company’s pension and postretirement benefit plans was $132.7 million and $120.1 million at November 2, 2024 and October 28, 2023, respectively.
Information relating to the Company’s pension and postretirement benefit plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at November 2, 2024 and October 28, 2023 is presented in the following table:

	2024	2023
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$155,777	$169,356
Fair value of plan assets	$43,944	$87,606
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$76,867	$112,200
Accumulated benefit obligation	$54,675	$98,477
Fair value of plan assets	$5,777	$45,555
Assumptions
The range of assumptions used for the Company’s pension and postretirement benefit plans reflects the different economic environments within the various countries as well as the differences in the attributes of the participants.
The projected benefit obligation was determined using the following weighted-average assumptions:

	2024	2023
Discount rate	5.20%	5.73%
Rate of increase in compensation levels	5.23%	4.34%
Net annual periodic benefit cost was determined using the following weighted average assumptions:

	2024	2023
Discount rate	5.73%	5.44%
Expected long-term return on plan assets	5.69%	5.84%
Rate of increase in compensation levels	4.34%	4.08%

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
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of November 2, 2024 and October 28, 2023 using the same three-level hierarchy described in Note 2j, Fair Value, of the Notes to Consolidated Financial Statements:

	November 2, 2024			October 28, 2023
	Fair Value Measurement at Reporting Date Using:			Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Unit trust funds(1)	$—	$7,264	$7,264	$—	$4,803	$4,803
Equities(1)	6,675	—	6,675	7,851	8,375	16,226
Fixed income securities(2)	—	24,013	24,013	—	29,020	29,020
Property (3)	—	4,446	4,446	—	4,624	4,624
Investment Funds (4)	—	47,282	47,282	—	22,933	22,933
Pooled Funds (5)	—	4,582	4,582	—	—	—
Cash and cash equivalents	4,386	—	4,386	10,000	—	10,000
Total assets measured at fair value	$11,061	$87,587	$98,648	$17,851	$69,755	$87,606

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
(5)Consists of a fund-based variable insurance policy that declares a fixed return on a quarterly or annual basis. The fair value is the estimated surrender value of the policy.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated future cash flows
Expected fiscal 2025 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2025	$10,773
Expected Benefit Payments
2025	$6,793
2026	$5,632
2027	$6,853
2028	$8,029
2029	$9,017
2030 through 2034	$64,282

12.    Income Taxes
The Company’s effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where the Company’s income is earned. The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense for fiscal 2024, fiscal 2023 and fiscal 2022 is as follows:

	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Income tax provision reconciliation:
Tax at statutory rate	$373,241	$757,681	$650,737
Net foreign income subject to lower tax rate	(219,294)	(358,944)	(358,725)
State income taxes, net of federal benefit	(10,646)	4,453	(15,615)
Valuation allowance	10,615	(6,641)	29,737
Federal research and development tax credits	(53,420)	(65,391)	(58,625)
Change in uncertain tax positions	(19,514)	17,985	19,394
Amortization of purchased intangibles	114,679	142,358	142,375
Taxes attributable to the Tax Cuts and Jobs Act of 2017	(3,977)	(81,695)	—
U.S. effects of international operations	(6,300)	(98,286)	(47,665)
Windfalls (under ASU 2016-09)	(22,985)	(24,211)	(16,717)
Other, net	(20,332)	6,115	5,292
Total income tax provision	$142,067	$293,424	$350,188
Income before income taxes for fiscal 2024, fiscal 2023 and fiscal 2022 includes the following components:

Income before income taxes (1)	2024	2023	2022
Domestic	$517,555	$846,592	$958,465
Foreign	1,259,785	2,761,411	2,140,284
Income before income taxes	$1,777,340	$3,608,003	$3,098,749
_______________________________________
(1)Income before income taxes reflects deemed intercompany royalties in all periods presented.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of the provision for income taxes for fiscal 2024, fiscal 2023 and fiscal 2022 are as follows:

	2024	2023	2022
Current:
Federal tax	$348,144	$303,146	$304,556
State	14,399	11,772	13,214
Foreign	147,087	431,452	359,173
Total current	$509,630	$746,370	$676,943
Deferred:
Federal	$(492,578)	$(508,741)	$(341,777)
State	3,579	2,063	(612)
Foreign	121,436	53,732	15,634
Total deferred	$(367,563)	$(452,946)	$(326,755)
Provision for income tax	$142,067	$293,424	$350,188
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
The Company carries other outside basis differences in its subsidiaries, primarily arising from acquisition accounting adjustments and certain undistributed earnings that are considered indefinitely reinvested. As of November 2, 2024, the Company has not recognized deferred income tax on $33.6 billion of outside basis differences because of its intent and ability to indefinitely reinvest these basis differences. These basis differences could be reversed through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events, none of which are considered probable at this time. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The significant components of the Company’s deferred tax assets and liabilities for fiscal 2024 and fiscal 2023 are as follows:

	2024	2023
Deferred tax assets:
Inventory reserves	$29,139	$20,159
Reserves for compensation and benefits	48,801	57,603
Tax credit carryovers	318,469	313,891
Stock-based compensation	22,290	10,734
Net operating losses	41,340	42,825
Intangible assets	1,871,218	1,955,752
Lease liability	74,715	82,305
Capitalization of R&D expenses (1)	624,682	421,485
Other	71,049	88,164
Total gross deferred tax assets	3,101,703	2,992,918
Valuation allowance	(343,079)	(332,464)
Total deferred tax assets	2,758,624	2,660,454
Deferred tax liabilities:
Depreciation	(139,556)	(122,125)
Deferred GILTI tax liabilities	(2,442,068)	(2,654,817)
Right of use asset	(53,303)	(60,343)
Acquisition-related intangibles	(664,337)	(727,749)
Total gross deferred tax liabilities	(3,299,264)	(3,565,034)
Net deferred tax liabilities	$(540,640)	$(904,580)
_______________________________________________
(1) The Company included the effects of the mandatory capitalization and amortization of research and development expenses which began in fiscal 2023 under the Tax Cuts and Jobs Act.
The valuation allowances of $343.1 million and $332.5 million as of November 2, 2024 and October 28, 2023, respectively, are primarily for the Company’s state R&D credit carryforwards, foreign net operating losses and international credit carryforwards. The Company believes that it is more-likely-than-not that these credit carryovers will not be realized and as a result has recorded a partial valuation allowance.
The federal and state net operating losses of $89.1 million will begin to expire in fiscal 2035 while foreign net operating loss carryovers of $145.5 million have no expiration date. There are also $304.8 million of federal and state credit carryovers and $13.7 million of foreign investment tax credit carryovers that begin to expire in the fiscal year ending October 31, 2026.
As of November 2, 2024 and October 28, 2023, the Company had unrealized tax benefits, net of indirect tax benefits, of $162.7 million and $187.4 million, respectively, which if settled in the Company’s favor, would lower the Company’s effective tax rate in the period recorded. Liabilities for unrealized tax benefits are primarily classified as non-current because the Company believes that the ultimate payment or settlement of these liabilities will not occur within the next twelve months. As of November 2, 2024 and October 28, 2023, the Company had liabilities of approximately $73.7 million and $70.7 million, respectively, for interest and penalties, which is included within the provision for income taxes in the Consolidated Statements of Income.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2022 through fiscal 2024:

Unrealized Tax Benefits
Balance, October 30, 2021	$132,521
Additions for tax positions related to the Acquisition	15,267
Additions for tax positions related to current year	11,800
Additions for tax positions related to prior years	9,704
Reductions due to lapse of applicable statute of limitations	(3,965)
Balance, October 29, 2022	$165,327
Additions for tax positions related to current year	5,895
Additions for tax positions related to prior years	17,096
Reductions due to lapse of applicable statute of limitations	(903)
Balance, October 28, 2023	$187,415
Additions for tax positions related to current year	5,793
Reductions for tax positions related to prior years	(27,499)
Reductions due to lapse of applicable statute of limitations	(3,013)
Balance, November 2, 2024	$162,696

In fiscal 2024, the Company continued to engage in discussions with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of unrealized tax benefits, including accrued interest and penalties, could decrease by up to $140.0 million within the next twelve months due to the completion of federal tax audits, including any administrative appeals. The $140.0 million primarily relates to matters involving federal taxation of international income and cross-border transactions.
The Company has numerous audits ongoing at any time throughout the world including: an IRS income tax audit for the fiscal years ended October 30, 2021 (fiscal 2021), November 2, 2019 (fiscal 2019) and November 3, 2018 (fiscal 2018); a pre-Acquisition IRS income tax audit for Maxim’s fiscal years ended June 27, 2015 through August 26, 2021; and various U.S. state and local tax audits and international audits, including an Irish corporate tax audit for fiscal 2019. The Company’s U.S. federal tax returns prior to fiscal 2018 are no longer subject to examination, except for the applicable Maxim pre-Acquisition fiscal years noted above.
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
In the first quarter of fiscal 2023, the Company amended the Revolving Credit Agreement, replacing the LIBOR interest rate provisions with interest rate provisions based on a forward-looking term rate based on the Secured Overnight Financing Rate (SOFR) plus a 10 basis point credit spread adjustment. After the amendment, revolving loans under the Revolving Credit Agreement can be Term SOFR Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement) at the Company’s option. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable adjusted term SOFR plus a margin based on the Company’s Debt Ratings (as defined in the Revolving Credit Agreement) from time to time of between 0.690% and 1.175%. As of November 2, 2024, the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
In addition, the Company has agreed to pay a facility fee based on the Company’s Debt Ratings from time to time of between 0.060% and 0.200% multiplied by the actual daily amount of the Commitments (as defined in the Revolving Credit Agreement) in effect. The Revolving Credit Agreement also contains a sustainability-linked pricing component which provides for interest rate and facility fee reductions or increases based on the Company meeting or missing targets related to environmental sustainability, specifically greenhouse gas emissions and renewable energy usage. For calendar year 2023, the Company exceeded the target thresholds for greenhouse gas emission and renewable energy usage, which resulted in immaterial adjustments to administrative and interest fees due under the facility. The Revolving Credit Agreement includes a multicurrency

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
borrowing feature for certain specified foreign currencies. The Company will guarantee the obligations of each subsidiary that is named a Designated Borrower under the Revolving Credit Agreement.
The Revolving Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of November 2, 2024, the Company was in compliance with these covenants.
14.    Debt
On December 14, 2015, the Company issued $850.0 million aggregate principal amount of 3.9% senior unsecured notes due December 15, 2025 (the December 2025 Notes) and $400.0 million aggregate principal amount of 5.3% senior unsecured notes due December 15, 2045 (the 2045 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing June 15, 2016. The net proceeds of the offering were $1.2 billion, after discounts and issuance costs. Debt discounts and issuance costs will be amortized through interest expense over the term of the 2045 Notes. The 2045 Notes are subordinated to any future secured debt and to the other liabilities of the Company’s subsidiaries. The 2045 Notes were issued pursuant to a base indenture (the ADI Base Indenture) between the Company and The Bank of New York Mellon Trust Company as trustee, as supplemented by a supplemental indenture, which contain certain covenants, events of default and other customary provisions. The covenants applicable to the 2045 Notes limit the Company’s ability to incur, create, assume or guarantee any debt secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of November 2, 2024, the Company was in compliance with these covenants.
On December 5, 2016, the Company issued $400.0 million aggregate principal amount of 2.5% senior unsecured notes due December 5, 2021 (the 2021 Notes), $550.0 million aggregate principal amount of 3.125% senior unsecured notes due December 5, 2023 (the December 2023 Notes), $900.0 million aggregate principal amount of 3.5% senior unsecured notes due December 5, 2026 (the 2026 Notes) and $250.0 million aggregate principal amount of 4.5% senior unsecured notes due December 5, 2036 (the 2036 Notes) with semi-annual fixed interest payments due on June 5 and December 5 of each year, commencing June 5, 2017. The net proceeds of the offering were $2.1 billion, after discounts and issuance costs. On October 5, 2021, (i) $71.2 million, or 17.80%, of the $400.0 million aggregate principal amount of the 2021 Notes at a price of $1,001.77 for each $1,000 principal amount of 2021 Notes, (ii) $282.7 million, or 51.41%, of the $550.0 million aggregate principal amount of the December 2023 Notes at a price of $1,053.78 for each $1,000 principal amount of December 2023 Notes and (iii) $105.7 million, or 42.29%, of the $250.0 million aggregate principal amount of the 2036 Notes at a price of $1,239.96 for each $1,000 principal amount of 2036 Notes were tendered for redemption. On October 20, 2021, the remaining 2021 Notes and December 2023 Notes were redeemed for cash at a redemption price equal to $1,000.98 for each $1,000 principal amount of 2021 Notes and $1,050.17 for each $1,000 principal amount of December 2023 Notes. Debt discounts and issuance costs will be amortized through interest expense over the term of the respective notes. The 2026 Notes and 2036 Notes rank without preference or priority among themselves and equally in right of payment with all other existing and future senior unsecured debt and senior in right of payment to all of the Company’s future subordinated debt. The 2026 Notes and 2036 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. As of November 2, 2024, the Company was in compliance with these covenants.
On April 8, 2020, in an underwritten public offering of green bonds, the Company issued $400.0 million aggregate principal amount of 2.95% senior unsecured notes due April 1, 2025 (the April 2025 Notes), with semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing on October 1, 2020. The Company used the net proceeds of $395.6 million from the green bond offering to finance or refinance new and existing eligible projects involving renewable energy, green buildings, and eco-efficient products, production technologies and processes. Debt discounts and underwriting fees will be amortized through interest expense over the term of the April 2025 Notes. At any time prior to March 1, 2025, the Company may, at its option, redeem some or all of the April 2025 Notes at a redemption price equal to the greater of 100% of the principal amount of the April 2025 Notes being redeemed and the make-whole premium, plus accrued and unpaid interest on the April 2025 Notes being redeemed, if any, to but excluding the date of redemption. The April 2025 Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness. The April 2025 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. As of November 2, 2024, the Company was in compliance with these covenants.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In conjunction with the Acquisition, $500.0 million aggregate principal amount of Maxim’s 3.375% senior unsecured and unsubordinated notes due March 15, 2023 (the Maxim 2023 Notes) and $500.0 million aggregate principal amount of Maxim’s 3.45% senior unsecured and unsubordinated notes due June 15, 2027 (the Maxim 2027 Notes), were recognized by the Company at fair value as of the Acquisition Date. In November 2021 (fiscal 2022), the Maxim 2023 Notes were redeemed for cash.
On October 5, 2021, in an underwritten public offering, the Company issued $500.0 million aggregate principal amount of floating rate senior notes due October 1, 2024 (the Floating Rate Notes), $750.0 million aggregate principal amount of 1.7% sustainability-linked senior notes due October 1, 2028 (the Sustainability-Linked Senior Notes), $1.0 billion aggregate principal amount of 2.1% senior notes due October 1, 2031 (the 2031 Notes), $750.0 million aggregate principal amount of 2.8% senior notes due October 1, 2041 (the 2041 Notes), and $1.0 billion aggregate principal amount of 2.95% senior notes due October 1, 2051 (the 2051 Notes, and, together with the Floating Rate Notes, the Sustainability-Linked Senior Notes, the 2031 Notes and the 2041 Notes, the Notes). The Floating Rate Notes bore interest at a floating annual rate equal to a benchmark rate, which initially is Compounded SOFR (as defined in the supplemental indenture governing such notes) plus 25 basis points. On October 1, 2024 the Floating Rate Notes were paid in full at maturity. The Sustainability-Linked Senior Notes initially bear interest at a rate of 1.7% per annum and are subject to an increase of an additional 30 basis points from April 1, 2026 to the maturity date unless the Sustainability Performance Target (as defined in the Sustainability-Linked Senior Notes) has been satisfied. Semi-annual fixed interest payments on the Sustainability-Linked Senior Notes, the 2031 Notes, the 2041 Notes and the 2051 Notes are due on April 1 and October 1 of each year, beginning on April 1, 2022.
At any time prior to August 1, 2028 in the case of the Sustainability-Linked Senior Notes, July 1, 2031 in the case of the 2031 Notes, April 1, 2041 in the case of the 2041 Notes and April 1, 2051 in the case of the 2051 Notes (each, a Par Call Date), the Company may, at its option, redeem some or all of the applicable series of Notes at a redemption price equal to the greater of (i) 100% of the principal amount of such series of Notes being redeemed and (ii) the make-whole redemption price (as described in the supplemental indenture governing such notes). On and after the applicable Par Call Date, the Company may, at its option, redeem some or all of the applicable series of Notes at a redemption price equal to 100% of the principal amount of the Notes being redeemed. In each case, the Company will also pay the accrued and unpaid interest on the Notes being redeemed to, but excluding, the date of redemption. The Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness. Debt discounts and issuance costs will be amortized through interest expense over the term of the respective Notes. The Notes were issued pursuant to an indenture, as supplemented by a supplemental indenture, and the indenture and supplemental indenture contain certain covenants, events of default and other customary provisions. As of November 2, 2024, the Company was in compliance with these covenants.
On September 15, 2022, in an underwritten public offering, the Company issued $300.0 million aggregate principal amount of 4.250% senior notes due October 1, 2032 (the 2032 Notes) with semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing April 1, 2023. The net proceeds of the offering were $296.1 million, after discounts and issuance costs. Prior to July 1, 2032 (three months prior to the maturity date), the Company may, at its option, redeem the 2032 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the notes matured on July 1, 2032) on a semi-annual basis at the Treasury Rate plus 20 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after July 1, 2032, the Company may, at its option, redeem the 2032 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2032 Notes being redeemed plus accrued and unpaid interest thereon to the redemption date. The 2032 Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness. The 2032 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. As of November 2, 2024, the Company was in compliance with these covenants.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On October 7, 2022, the Company completed an offer to exchange any and all outstanding Maxim 2027 Notes, for new 3.450% Senior Notes due June 15, 2027 to be issued by the Company (the Unregistered 2027 Notes) and cash. Pursuant to the exchange offer, $440.2 million aggregate principal amount of the Maxim 2027 Notes were tendered and subsequently accepted for exchange, and the Company retired and canceled all Maxim 2027 Notes accepted for exchange. In exchange for the tendered Maxim 2027 Notes, the Company issued approximately $440.2 million aggregate principal amount of Unregistered 2027 Notes pursuant to a private exchange offer exempt from, or not subject to, registration under the Securities Act of 1933, as amended (the Securities Act) and $0.5 million in cash. Following settlement of the exchange offer, $59.8 million aggregate principal amount of the Maxim 2027 Notes remained outstanding, The Unregistered 2027 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain certain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. The Unregistered 2027 Notes bear interest at a rate of 3.450% per annum, with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing on December 15, 2022 and will mature on June 15, 2027. On April 26, 2023, the Company redeemed for cash the $59.8 million aggregate principal amount of Maxim 2027 Notes that remained outstanding at a redemption price equal to $1,012.55 for each $1,000 principal of the Maxim 2027 Notes and included accrued interest. On September 19, 2023, the Company completed a registered exchange offer in which the Company exchanged the Unregistered 2027 Notes for a like principal amount of new notes registered under the Securities Act with the same interest rates and maturity dates as the Unregistered 2027 Notes (the 2027 Notes). As of October 28, 2023, the Company was in compliance with the covenants contained in the indenture and supplemental indenture governing the 2027 Notes.
On April 14, 2023, the Company established a commercial paper program under which the Company may issue short-term, unsecured commercial paper notes (CP Notes) in amounts up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities up to 397 days from the date of issuance. The CP Notes will be sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance. The net proceeds of the CP Notes are used for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital. As of November 2, 2024, the Company had $547.7 million of outstanding borrowings under the commercial paper program recorded in the Consolidated Balance Sheets. The carrying value of the outstanding CP Notes approximated fair value at November 2, 2024.
On April 3, 2024, in an underwritten public offering, the Company issued $550.0 million aggregate principal amount of
5.050% senior notes due April 1, 2034 (the 2034 Notes) with semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing October 1, 2024. The net proceeds of the offering were $545.5 million, after discounts and issuance costs. Prior to January 1, 2034 (three months prior to the maturity date of the 2034 Notes), the Company may, at its option, redeem the 2034 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 2034 Notes matured on January 1, 2034) on a semi-annual basis at the applicable treasury rate plus 15 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2034 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after January 1, 2034, the Company may, at its option, redeem the 2034 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2034 Notes being redeemed plus accrued and unpaid interest thereon to the redemption date. The 2034 Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness. The 2034 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. As of November 2, 2024, the Company was in compliance with these covenants.
On April 3, 2024, in an underwritten public offering, the Company issued $550.0 million aggregate principal amount of 5.300% senior notes due April 1, 2054 (the 2054 Notes) with semi-annual fixed interest payments due on April 1 and October 1 of each year, commencing October 1, 2024. The net proceeds of the offering were $542.3 million, after discounts and issuance costs. Prior to October 1, 2053 (six months prior to the maturity date of the 2054 Notes), the Company may, at its option, redeem the 2054 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 2054 Notes matured on October 1, 2053) on a semi-annual basis at the applicable treasury rate plus 15 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2054 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after October 1, 2053, the Company may, at its option, redeem the 2054 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2054 Notes being redeemed plus accrued and unpaid interest thereon to the redemption date. The 2054 Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness. The 2054 Notes were issued pursuant to the ADI Base Indenture, as supplemented by a supplemental indenture, which contain covenants similar to those applicable to the 2045 Notes, events of default and other customary provisions. As of November 2, 2024, the Company was in compliance with these covenants.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s debt consisted of the following as of November 2, 2024 and October 28, 2023:

	November 2, 2024		October 28, 2023
	Principal	Unamortized discounts, debt issuance costs and fair value adjustments	Principal	Unamortized discount and debt issuance costs
2025 Notes, due April 2025	$—	$—	$400,000	$1,261
2026 Notes, due December 2026	900,000	2,691	900,000	3,983
2027 Notes, due June 2027	440,212	(20,150)	440,212	(28,750)
2028 Notes, due October 2028	750,000	5,814	750,000	7,314
2031 Notes, due October 2031 (1)	1,000,000	46,450	1,000,000	92,599
2032 Notes, due October 2032	300,000	3,048	300,000	3,438
2034 Notes, due April 2034	550,000	4,211	—	—
2036 Notes, due December 2036	144,278	1,459	144,278	1,577
2041 Notes, due October 2041	750,000	11,503	750,000	12,190
2045 Notes, due December 2045	332,587	3,458	332,587	3,623
2051 Notes, due October 2051	1,000,000	16,757	1,000,000	17,385
2054 Notes, due April 2054	550,000	7,523	—	—
Total Long-Term Debt	6,717,077	82,764	6,017,077	114,620
2024 Notes, due October 2024	—	—	500,000	948
2025 Notes, due April 2025	400,000	364	—	—
Commercial paper notes	547,738	—	547,224	—
Total Current Debt	947,738	364	1,047,224	948
Total Debt	$7,664,815	$83,128	$7,064,301	$115,568
_________________________________
(1) Includes fair value adjustment related to interest rate swap related to outstanding debt. See Note 2i, Derivative Instruments and Hedge Agreements, for more information.
15.    Subsequent Events
On November 25, 2024, the Board of Directors of the Company declared a cash dividend of $0.92 per outstanding share of common stock. The dividend will be paid on December 20, 2024 to all shareholders of record at the close of business on December 9, 2024 and is expected to total approximately $456.6 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of November 2, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 2, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of November 2, 2024. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of November 2, 2024, our internal control over financial reporting is effective based on those criteria.
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

(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Analog Devices, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Analog Devices, Inc.’s internal control over financial reporting as of November 2, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Analog Devices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 2, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 2, 2024 and October 28, 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended November 2, 2024, and the related notes and schedule listed in the Index at Item 15(a)(2) and our report dated November 26, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
November 26, 2024

(d) Changes in Internal Controls over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended November 2, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors or officers during the fourth quarter of fiscal 2024 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (Rule 10b5-1 trading arrangement).

Name and Title	Date of Adoption	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Richard C. Puccio, Jr. Executive Vice President and Chief Financial Officer	September 17, 2024	Until April 30, 2025, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 5,000 shares
None of our officers or directors terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2024.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be included in our 2025 proxy statement to be filed with the SEC within 120 days after November 2, 2024 and is incorporated herein by reference.
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
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards.
During fiscal 2024, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2024 proxy statement.

ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item will be included in our 2025 proxy statement to be filed with the SEC within 120 days after November 2, 2024 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in our 2025 proxy statement to be filed with the SEC within 120 days after November 2, 2024 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be included in our 2025 proxy statement to be filed with the SEC within 120 days after November 2, 2024 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered accounting firm is Ernst & Young, Boston, Massachusetts (PCAOB ID: 42).
Information required by this item will be included in our 2025 proxy statement to be filed with the SEC within 120 days after November 2, 2024 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended November 2, 2024, October 28, 2023 and October 29, 2022

—	Consolidated Statements of Comprehensive Income for the years ended November 2, 2024, October 28, 2023 and October 29, 2022

—	Consolidated Balance Sheets as of November 2, 2024 and October 28, 2023

—	Consolidated Statements of Shareholders’ Equity for the years ended November 2, 2024, October 28, 2023 and October 29, 2022

—	Consolidated Statements of Cash Flows for the years ended November 2, 2024, October 28, 2023 and October 29, 2022

2. Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

3.    Exhibits

Exhibit No.	Description
3.1
Restated Articles of Organization of Analog Devices, Inc., as amended, filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2008 as filed with the Commission on May 20, 2008 and incorporated herein by reference.

3.2
Amendment to Restated Articles of Organization of Analog Devices, Inc., filed as exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 8, 2008 and incorporated herein by reference.

3.3
Amended and Restated By-Laws of Analog Devices, Inc., filed as exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 8, 2022 and incorporated herein by reference.

4.1
Indenture, dated as of June 3, 2013, by and between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, filed as exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 3, 2013 and incorporated herein by reference.

4.2
Supplemental Indenture, dated December 14, 2015, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the forms of note contained therein), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 14, 2015 and incorporated herein by reference.

4.3
Supplemental Indenture, dated December 5, 2016, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the forms of note contained therein), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on December 5, 2016 and incorporated herein by reference.

4.4
Supplemental Indenture, dated April 8, 2020, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on April 8, 2020 and incorporated herein by reference.

4.5
Supplemental Indenture, dated October 5, 2021, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the forms of note contained therein), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 5, 2021 and incorporated herein by reference.

Exhibit No.	Description
4.6
Supplemental Indenture, dated September 15, 2022, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on September 15, 2022 and incorporated herein by reference.

4.7
Supplemental Indenture, dated as of October 7, 2022, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 7, 2022 and incorporated herein by reference.

4.8
Supplemental Indenture, dated as of April 3, 2024, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on April 3, 2024 and incorporated herein by reference.

4.9
Description of the Registrant’s Securities, filed as exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2019 as filed with the Commission on November 26, 2019 and incorporated herein by reference.

*10.1
Analog Devices, Inc. Amended and Restated Deferred Compensation Plan, filed as exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2023 as filed with the Commission on November 21, 2023 and incorporated herein by reference.

*10.2
Trust Agreement for Deferred Compensation Plan dated as of October 1, 2003 between Analog Devices, Inc. and Fidelity Management Trust Company, filed as exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 as filed with the Commission on December 23, 2003 and incorporated herein by reference.

*10.3
First Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of January 1, 2005, filed as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2006 as filed with the Commission on November 20, 2006 and incorporated herein by reference.

*10.4
Second Amendment to Trust Agreement for Deferred Compensation Plan between Analog Devices, Inc. and Fidelity Management Trust Company dated as of December 10, 2007, filed as exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 as filed with the Commission on November 25, 2008 and incorporated herein by reference.

*10.5
Amended and Restated 2006 Stock Incentive Plan of Analog Devices, Inc., filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2014 as filed with the Commission on February 18, 2014 and incorporated herein by reference.

*10.6
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 2, 2019 as filed with the Commission on February 20, 2019 and incorporated herein by reference.

*10.7
Form of Non-Qualified Stock Option Agreement for Directors for usage under the Company’s Amended and Restated 2006 Stock Incentive Plan, filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2017 as filed with the Commission on February 15, 2017 and incorporated herein by reference.

*10.8
Analog Devices, Inc. 2020 Equity Incentive Plan, filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on January 24, 2020 and incorporated herein by reference.

*10.9
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2020 as filed with the Commission on February 19, 2020 and incorporated herein by reference.

*10.10
Non-Qualified Performance Stock Option Agreement – CEO Performance Stock Option Award, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on December 17, 2020 and incorporated herein by reference.

*10.11
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 8, 2020, filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 as filed with the Commission on February 17, 2021 and incorporated herein by reference.

*10.12
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 8, 2020, filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 as filed with the Commission on February 17, 2021 and incorporated herein by reference.

Exhibit No.	Description
*10.13
Form of Financial Metric Performance Restricted Stock Unit Agreement for China Employees for usage under the 2020 Equity Stock Incentive Plan adopted December 8, 2020, filed as exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 30, 2021 as filed with the Commission on February 17, 2021 and incorporated herein by reference.

*10.14
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 7, 2021, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2022 as filed with the Commission on February 16, 2022 and incorporated herein by reference.

*10.15
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 7, 2021, filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2022 as filed with the Commission on February 16, 2022 and incorporated herein by reference.

*10.16
Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 7, 2021, filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2022 as filed with the Commission on February 16, 2022 and incorporated herein by reference.

*10.17
Form of EVP Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted March 7, 2022, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 as filed with the Commission on May 18, 2022 and incorporated herein by reference.

*10.18
Form of EVP Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted March 7, 2022, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 as filed with the Commission on May 18, 2022 and incorporated herein by reference.

*10.19
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted April 4, 2022, filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 as filed with the Commission on May 18, 2022 and incorporated herein by reference.

*10.20
Form of Executive Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted June 6, 2022, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022 as filed with the Commission on August 17, 2022 and incorporated herein by reference.

*10.21
Form of Executive Financial Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted June 6, 2022, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022 as filed with the Commission on August 17, 2022 and incorporated herein by reference.

*10.22
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 5, 2022, filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.23
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 5, 2022, filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.24
Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 5, 2022, filed as exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.25
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 5, 2022, filed as exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.26
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted April 3, 2023, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2023 as filed with the Commission on May 24, 2023 and incorporated herein by reference.

*10.27
RSU Equity Award Conversion Agreement, filed as exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 as filed with the Commission on February 15, 2023 and incorporated herein by reference.

Exhibit No.	Description
*10.28
Form of Restricted Stock Unit Agreement for Non-Employee Directors for usage under the Company’s 2020 Equity Incentive Plan adopted December 11, 2023, filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2024 as filed with the Commission on February 21, 2024 and incorporated herein by reference.

*10.29
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 11, 2023, filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2024 as filed with the Commission on February 21, 2024 and incorporated herein by reference.

*10.30
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 11, 2023, filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2024 as filed with the Commission on February 21, 2024 and incorporated herein by reference.

*10.31
Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 11, 2023, filed as exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2024 as filed with the Commission on February 21, 2024 and incorporated herein by reference.

*10.32
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 11, 2023, filed as exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2024 as filed with the Commission on February 21, 2024 and incorporated herein by reference.

*10.33
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted April 3, 2023, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2023 as filed with the Commission on May 24, 2023 and incorporated herein by reference.

*10.34
Amended and Restated 1996 Stock Incentive Plan, filed as exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2021 as filed with the Commission on December 3, 2021 and incorporated herein by reference.

*10.35
Form of Global Restricted Stock Unit Agreement for usage under the Amended and Restated 1996 Stock Incentive Plan, filed as exhibit 10.37 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2021 as filed with the Commission on December 3, 2021 and incorporated herein by reference.

*10.36
Form of Global Non-Qualified Stock Option Agreement for usage under the Amended and Restated 1996 Stock Incentive Plan, filed as exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2021 as filed with the Commission on December 3, 2021 and incorporated herein by reference.

*10.37
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 1996 Stock Incentive Plan adopted December 7, 2021, filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2022 as filed with the Commission on February 16, 2022 and incorporated herein by reference.

*10.38
Form of Global Non-Qualified Stock Option Agreement for usage under the Company’s Amended and Restated 1996 Stock Incentive Plan adopted December 5, 2022, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.39
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s Amended and Restated 1996 Stock Incentive Plan adopted December 5, 2022, filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.40
Form of Global Non-Qualified Stock Option Agreement for usage under the Company’s Amended and Restated 1996 Stock Incentive Plan adopted December 11, 2023, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2024 as filed with the Commission on February 21, 2024 and incorporated herein by reference.

*10.41
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s Amended and Restated 1996 Stock Incentive Plan adopted December 11, 2023, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2024 as filed with the Commission on February 21, 2024 and incorporated herein by reference.

*10.42
Form of Employee Retention Agreement, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2012 as filed with the Commission on May 22, 2012 and incorporated herein by reference.

*10.43
Employee Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 as filed with the Commission on January 28, 2000 and incorporated herein by reference.

Exhibit No.	Description
*10.44
Senior Management Change in Control Severance Policy of Analog Devices, Inc., as amended, filed as exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 1999 as filed with the Commission on January 28, 2000 and incorporated herein by reference.

*10.45
Form of Indemnification Agreement for Directors and Officers, filed as exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2008 as filed with the Commission on November 25, 2008 and incorporated herein by reference.

10.46
Third Amended and Restated Credit Agreement, dated as of June 23, 2021, among Analog Devices, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 23, 2021 and incorporated herein by reference.

10.47
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of December 20, 2022, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 as filed with the Commission on February 15, 2023 and incorporated herein by reference.

10.48
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of July 24, 2023, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2023 as filed with the Commission on August 23, 2023 and incorporated herein by reference.

*10.49
Analog Devices, Inc. Amended & Restated 2022 Employee Stock Purchase Plan, filed as exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2023 as filed with the Commission on November 21, 2023 and incorporated herein by reference.

*10.50
Offer Letter for Gregory Bryant dated December 14, 2021, filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 as filed with the Commission on May 18, 2022 and incorporated herein by reference.

*10.51
Executive Performance Incentive Plan effective May 1, 2022, filed as exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 as filed with the Commission on May 18, 2022 and incorporated by reference herein.

†*10.52	Executive Performance Incentive Plan effective November 3, 2024.
*10.53
Maxim Integrated Products, Inc. Form of Global Restricted Stock Unit Agreement effective July 12, 2020, filed as exhibit 10.28 to Maxim Integrated Products, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020 as filed with the Commission on August 19, 2020 and incorporated herein by reference.

*10.54
Maxim Integrated Products, Inc. Form of Global Restricted Stock Unit Agreement, filed as exhibit 10.5 to Maxim Integrated Products, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2020 as filed with the Commission on October 28, 2020 and incorporated herein by reference.

*10.55
Offer Letter for Richard C. Puccio, Jr. dated January 17, 2024, filed as exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2024 as filed with the Commission on February 21, 2024 and incorporated herein by reference.

†*10.56	Offer Letter for Katsu Nakamura dated November 1, 2024.
†*10.57	Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted September 10, 2024.
†*10.58	Offer Letter for Martin Cotter dated November 20, 2024.
†19	Analog Devices, Inc. Insider Trading Policy.
†21	Subsidiaries of the Company.
†23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
†31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
†31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
††32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
††32.2	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
97
Analog Devices, Inc. Compensation Recovery Policy, filed as exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2023 as filed with the Commission on November 21, 2023 and incorporated herein by reference.

101. INS	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.**
101. SCH	Inline XBRL Schema Document.**
101. CAL	Inline XBRL Calculation Linkbase Document.**

Exhibit No.	Description
101. LAB	Inline XBRL Labels Linkbase Document.**
101. PRE	Inline XBRL Presentation Linkbase Document.**
101. DEF	Inline XBRL Definition Linkbase Document**
104	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
_______________________________________

†	Filed herewith.
††	Furnished herewith.
*	Management contracts and compensatory plan or arrangements required to be filed as an Exhibit pursuant to Item 15(b) of Form 10-K.
**	Submitted electronically herewith.

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED NOVEMBER 2, 2024
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended November 2, 2024, October 28, 2023 and October 29, 2022

(dollar amounts in thousands)

Description	Balance at Beginning of Period	Additions (Reductions) Charged to Income Statement	Other	Balance at End of Period
Valuation Allowance for Deferred Tax Asset:
Year ended October 29, 2022	$315,434	$29,737	$(6,066)	$339,105
Year ended October 28, 2023	$339,105	$(6,641)	$—	$332,464
Year ended November 2, 2024	$332,464	$10,615	$—	$343,079

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

Date: November 26, 2024	By:	/s/ Vincent Roche
Vincent Roche Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vincent Roche	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	November 26, 2024
Vincent Roche

/s/ Richard C. Puccio, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 26, 2024
Richard C. Puccio, Jr.

/s/ Michael Sondel	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 26, 2024
Michael Sondel

/s/ André Andonian	Director	November 26, 2024
André Andonian

/s/ James A. Champy	Director	November 26, 2024
James A. Champy

/s/ Edward H. Frank	Director	November 26, 2024
Edward H. Frank

/s/ Laurie H. Glimcher	Director	November 26, 2024
Laurie H. Glimcher

/s/ Karen M. Golz	Director	November 26, 2024
Karen M. Golz

/s/ Peter B. Henry	Director	November 26, 2024
Peter B. Henry

/s/ Stephen M. Jennings	Director	November 26, 2024
Stephen M. Jennings

/s/ Mercedes Johnson	Director	November 26, 2024
Mercedes Johnson

/s/ Ray Stata	Director	November 26, 2024
Ray Stata

/s/ Susie Wee	Director	November 26, 2024
Susie Wee