Form 10-Q
period 2025-02-01
ANALOG DEVICES INC
filed 2025-02-19
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 1, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of February 1, 2025 there were 495,976,483 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	February 1, 2025	February 3, 2024
Revenue	$2,423,174	$2,512,704
Cost of sales	992,871	1,038,763
Gross margin	1,430,303	1,473,941
Operating expenses:
Research and development	402,892	391,427
Selling, marketing, general and administrative	284,796	290,078
Amortization of intangibles	187,415	190,332
Special charges, net	63,887	16,140
Total operating expenses	938,990	887,977
Operating income:	491,313	585,964
Nonoperating expense (income):
Interest expense	75,264	77,141
Interest income	(23,487)	(9,169)
Other, net	3,960	4,574
Total nonoperating expense (income)	55,737	72,546
Income before income taxes	435,576	513,418
Provision for income taxes	44,260	50,691
Net income	$391,316	$462,727

Shares used to compute earnings per common share – basic	496,116	495,765
Shares used to compute earnings per common share – diluted	498,668	498,741

Basic earnings per common share	$0.79	$0.93
Diluted earnings per common share	$0.78	$0.93

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	February 1, 2025	February 3, 2024
Net income	$391,316	$462,727
Foreign currency translation adjustments	(159)	385
Change in fair value of derivative instruments designated as cash flow hedges, net	(77)	8,020
Changes in pension plans, net	523	(1,388)
Other comprehensive income	287	7,017
Comprehensive income	$391,603	$469,744

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	February 1, 2025	November 2, 2024
ASSETS
Current Assets
Cash and cash equivalents	$2,349,994	$1,991,342
Short-term investments	371,460	371,822
Accounts receivable	1,192,442	1,336,331
Inventories	1,474,656	1,447,687
Prepaid expenses and other current assets	344,524	337,472
Total current assets	5,733,076	5,484,654
Non-current Assets
Net property, plant and equipment	3,355,240	3,415,550
Goodwill	26,945,180	26,909,775
Intangible assets, net	9,183,038	9,585,464
Deferred tax assets	2,032,676	2,083,752
Other assets	718,336	749,082
Total non-current assets	42,234,470	42,743,623
TOTAL ASSETS	$47,967,546	$48,228,277
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$368,939	$487,457
Income taxes payable	487,456	447,379
Debt, current	399,855	399,636
Commercial paper notes	548,403	547,738
Accrued liabilities	1,166,343	1,106,070
Total current liabilities	2,970,996	2,988,280
Non-current Liabilities
Long-term debt	6,618,556	6,634,313
Deferred income taxes	2,514,866	2,624,392
Income taxes payable	261,564	260,486
Other non-current liabilities	531,029	544,489
Total non-current liabilities	9,926,015	10,063,680
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 495,976,483 shares outstanding (496,296,854 on November 2, 2024)	82,664	82,718
Capital in excess of par value	25,041,250	25,082,243
Retained earnings	10,131,590	10,196,612
Accumulated other comprehensive loss	(184,969)	(185,256)
Total shareholders’ equity	35,070,535	35,176,317
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,967,546	$48,228,277

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended February 1, 2025
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, NOVEMBER 2, 2024	496,297	$82,718	$25,082,243	$10,196,612	$(185,256)
Net income				391,316
Dividends declared and paid - $0.92 per share				(456,338)
Issuance of stock under stock plans and other	411	68	41,679
Stock-based compensation expense			77,574
Other comprehensive income					287
Common stock repurchased	(732)	(122)	(160,246)
BALANCE, FEBRUARY 1, 2025	495,976	$82,664	$25,041,250	$10,131,590	$(184,969)

	Three Months Ended February 3, 2024
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 28, 2023	496,262	$82,712	$25,313,914	$10,356,798	$(188,302)
Net income				462,727
Dividends declared and paid - $0.86 per share				(426,076)
Issuance of stock under stock plans and other	676	113	49,706
Stock-based compensation expense			69,815
Other comprehensive income					7,017
Common stock repurchased	(1,030)	(172)	(180,179)
BALANCE, FEBRUARY 3, 2024	495,908	$82,653	$25,253,256	$10,393,449	$(181,285)

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	February 1, 2025	February 3, 2024
Cash flows from operating activities:
Net income	$391,316	$462,727
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	98,447	84,348
Amortization of intangibles	417,156	440,903
Stock-based compensation expense	77,574	69,815
Deferred income taxes	(59,454)	(102,149)
Other	(799)	4,684
Changes in operating assets and liabilities	202,569	178,504
Total adjustments	735,493	676,105
Net cash provided by operating activities	1,126,809	1,138,832
Cash flows from investing activities:
Additions to property, plant and equipment	(148,978)	(222,978)
Payments for acquisitions, net of cash acquired	(45,652)	—
Other	329	3,877
Net cash used for investing activities	(194,301)	(219,101)
Cash flows from financing activities:
Proceeds from commercial paper notes	1,969,276	2,779,494
Payments of commercial paper notes	(1,968,611)	(2,782,274)
Repurchase of common stock	(160,368)	(180,351)
Dividend payments to shareholders	(456,338)	(426,076)
Proceeds from employee stock plans	41,747	49,819
Other	438	(14,844)
Net cash used for financing activities	(573,856)	(574,232)
Net increase in cash and cash equivalents	358,652	345,499
Cash and cash equivalents at beginning of period	1,991,342	958,061
Cash and cash equivalents at end of period	$2,349,994	$1,303,560

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 1, 2025 (UNAUDITED)
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended November 2, 2024 (fiscal 2024) and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2025 (fiscal 2025) or any future period.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2025 is a 52-week fiscal year and fiscal 2024 was a 53-week fiscal year. The additional week in fiscal 2024 was included in the first quarter ended February 3, 2024. Therefore, the first three months of fiscal 2025 included one less week of operations as compared to the first three months of fiscal 2024.
Note 2 – Shareholders’ Equity
As of February 1, 2025, the Company had repurchased a total of approximately 208.4 million shares of its common stock for approximately $15.2 billion under the Company’s share repurchase program. As of February 1, 2025, an additional $1.5 billion remains available for repurchase of shares under the current authorized program.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first three months of fiscal 2025.

	Foreign currency translation adjustment	Unrealized holding gains/losses on derivatives	Pension plans	Total
November 2, 2024	$(71,511)	$(85,202)	$(28,543)	$(185,256)
Other comprehensive income before reclassifications	(159)	1,067	—	908
Amounts reclassified out of other comprehensive income	—	(779)	523	(256)
Tax effects	—	(365)	—	(365)
Other comprehensive income	(159)	(77)	523	287
February 1, 2025	$(71,670)	$(85,279)	$(28,020)	$(184,969)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders’ Equity with presentation location during each period were as follows:

	Three Months Ended
Comprehensive (Loss) Income Component	February 1, 2025	February 3, 2024	Location
Unrealized holding gains/losses on derivatives:
Currency forwards	$(1,579)	$(71)	Cost of sales
	(847)	(69)	Research and development
	(2,084)	(891)	Selling, marketing, general and administrative
Interest rate derivatives	3,731	3,730	Interest expense
	(779)	2,699	Total before tax
	(158)	(848)	Tax
	$(937)	$1,851	Net of tax

Amortization of pension components included in the computation of net periodic pension cost:
Actuarial losses	$523	$516	Net of tax

Total amounts reclassified out of AOCI, net of tax	$(414)	$2,367
Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	February 1, 2025	February 3, 2024
Net income	$391,316	$462,727
Basic shares:
Weighted-average shares outstanding	496,116	495,765
Earnings per common share basic:	$0.79	$0.93
Diluted shares:
Weighted-average shares outstanding	496,116	495,765
Assumed exercise of common stock equivalents	2,552	2,976
Weighted-average common and common equivalent shares	498,668	498,741
Earnings per common share diluted:	$0.78	$0.93
Anti-dilutive shares related to:
Outstanding stock-based awards	190	214
Note 5 – Special Charges, Net
Liabilities related to special charges, net are included in Accrued liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions
Balance at November 2, 2024	$13,855
Employee severance costs, net	56,334
Severance payments	(2,887)
Balance at February 1, 2025	$67,302

The Company recorded net special charges of $63.9 million as part of its Global Repositioning Actions in the three months ended February 1, 2025. The Global Repositioning Actions were part of a transformation initiative aimed at aligning the Company’s enterprise strategy, organizational design and streamlining its operations to achieve its long-term strategic plan. The special charges include severance costs, in accordance with the Company’s ongoing benefit plan or statutory requirements at foreign locations, related to the termination of certain employees in manufacturing, engineering and selling, marketing, general and administrative roles.
Note 6 – Revenue
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

	Three Months Ended
	February 1, 2025			February 3, 2024
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,077,900	44%	(10)%	$1,191,713	47%
Automotive	732,513	30%	(2)%	748,781	30%
Consumer	322,900	13%	19%	270,211	11%
Communications	289,861	12%	(4)%	301,999	12%
Total revenue	$2,423,174	100%	(4)%	$2,512,704	100%

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

	Three Months Ended
	February 1, 2025		February 3, 2024
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,375,464	57%	$1,535,210	61%
Direct customers	1,019,872	42%	939,975	37%
Other	27,838	1%	37,519	1%
Total revenue	$2,423,174	100%	$2,512,704	100%

* The sum of the individual percentages may not equal the total due to rounding.
Note 7 – Fair Value
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below, set forth by level, present the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of February 1, 2025 and November 2, 2024. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of February 1, 2025 and November 2, 2024, the Company held $1.5 billion and $1.4 billion, respectively, of cash that is excluded from the tables below.

	February 1, 2025
	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$636,075	$—	$636,075
Corporate obligations (1)	—	199,308	199,308
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	71,178	71,178
Bank obligations (1)	—	300,282	300,282
Other assets:
Forward foreign currency exchange contracts (2)	—	3,277	3,277
Deferred compensation plan investments	99,750	—	99,750
Total assets measured at fair value	$735,825	$574,045	$1,309,870
Liabilities
Forward foreign currency exchange contracts (2)	$—	$10,140	$10,140
Interest rate derivatives (3)	—	52,152	52,152
Total liabilities measured at fair value	$—	$62,292	$62,292
(1)The amortized cost of the Company’s investments classified as available-for-sale as of February 1, 2025 was $576.0 million.
(2)The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 8, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company’s master netting arrangements.
(3)The carrying value of the related debt was adjusted by an equal and offsetting amount. The fair value of interest rate derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivatives. See Note 8, Derivatives, in these Notes to Condensed Consolidated Financial Statements.

	November 2, 2024
	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$592,560	$—	$592,560
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	71,246	71,246
Bank obligations (1)	—	300,576	300,576
Other assets:
Forward foreign currency exchange contracts (2)	—	7,318	7,318
Deferred compensation plan investments	92,698	—	92,698
Total assets measured at fair value	$685,258	$379,140	$1,064,398
Liabilities
Forward foreign currency exchange contracts (2)	$—	$16,279	$16,279
Interest rate derivatives (3)	—	36,855	36,855
Total liabilities measured at fair value	$—	$53,134	$53,134
(1)The amortized cost of the Company’s investments classified as available-for-sale as of November 2, 2024 was $382.9 million.
(2)The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 8, Derivatives, in these Notes to Condensed Consolidated Financial Statements for more information related to the Company’s master netting arrangements.
(3)The carrying value of the related debt was adjusted by an equal and offsetting amount. The fair value of interest rate derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivatives. See Note 8, Derivatives, in these Notes to Condensed Consolidated Financial Statements.
Assets and Liabilities Not Recorded at Fair Value on a Recurring Basis
The table below presents the estimated fair values of certain financial instruments not recorded at fair value on a recurring basis. Given the short tenure of the Company’s commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore, are excluded from the table below ($548.4 million and $547.7 million as of February 1, 2025 and November 2, 2024, respectively). The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	February 1, 2025		November 2, 2024
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2025 Notes, due April 2025	$400,000	$398,932	400,000	397,027
2026 Notes, due December 2026	900,000	885,154	900,000	882,795
2027 Notes, due June 2027	440,212	422,252	440,212	421,077
2028 Notes, due October 2028	750,000	676,441	750,000	673,316
2031 Notes, due October 2031	1,000,000	843,581	1,000,000	843,766
2032 Notes, due October 2032	300,000	285,964	300,000	287,172
2034 Notes, due April 2034	550,000	549,282	550,000	553,375
2036 Notes, due December 2036	144,278	136,865	144,278	136,718
2041 Notes, due October 2041	750,000	533,268	750,000	534,435
2045 Notes, due December 2045	332,587	320,610	332,587	322,942
2051 Notes, due October 2051	1,000,000	636,853	1,000,000	655,668
2054 Notes, due April 2054	550,000	527,518	550,000	541,912
Total senior unsecured notes	$7,117,077	$6,216,720	$7,117,077	$6,250,203
Note 8 – Derivatives
Foreign Exchange Exposure Management — The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges as of February 1, 2025 and November 2, 2024 were $261.6 million and $257.0 million, respectively, and the fair values of these instruments in the Company’s Condensed Consolidated Balance Sheets were as follows:

		Fair Value At
	Balance Sheet Location	February 1, 2025	November 2, 2024
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$534	$780
Forward foreign currency exchange contracts	Accrued liabilities	$8,125	$4,235
As of February 1, 2025 and November 2, 2024, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $174.8 million and $176.8 million, respectively, and the fair values of undesignated hedges in the Company’s Condensed Consolidated Balance Sheets were as follows:

		Fair Value At
	Balance Sheet Location	February 1, 2025	November 2, 2024
Undesignated hedges related to forward foreign currency exchange contracts	Prepaid expenses and other current assets	$2,743	$6,538
Undesignated hedges related to forward foreign currency exchange contracts	Accrued liabilities	$2,015	$12,044
Interest Rate Exposure Management — The Company does not consider the risk of counterparty default to be significant. The gain or loss on the Company’s interest rate swap transactions attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps were recorded as follows:

	February 1, 2025
Balance Sheet Location	Loss on Swaps	Gain on Note
Accrued liabilities	$52,152	$—
Long-term debt	$—	$52,152
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.

Note 9 – Inventories
Inventories at February 1, 2025 and November 2, 2024 were as follows:

	February 1, 2025	November 2, 2024
Raw materials	$81,485	$93,608
Work in process	1,107,325	1,047,022
Finished goods	285,846	307,057
Total inventories	$1,474,656	$1,447,687
Note 10 – Income Taxes
The Company’s effective tax rates for the three-month periods ended February 1, 2025 and February 3, 2024 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company’s operations in the foreign jurisdictions in which it earns income.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal years ended October 30, 2021, November 2, 2019 and November 3, 2018; a pre-acquisition IRS income tax audit for Maxim Integrated Products, Inc.’s (Maxim) fiscal years ended June 27, 2015 through August 26, 2021; and various U.S. state and local audits and international audits, including an Irish corporate tax audit for the fiscal year ended November 2, 2019. The Company’s U.S. federal income tax returns prior to the fiscal year ended November 3, 2018 are no longer subject to examination, except for the applicable Maxim pre-acquisition fiscal years noted above.
Note 11 – New Accounting Pronouncements
Standards to Be Implemented
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosure requirements for reportable segments. ASU 2023-07 requires segment disclosure to include significant segment expense categories and amounts, and qualitative detail of other segment items. Disclosure of multiple measures of segment profit and loss may also be reported. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its financial statement disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires the disaggregation of information in existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its financial statement disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insights into company performance. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its financial statement disclosures.
Note 12 – Subsequent Events
On February 18, 2025, the Board of Directors of the Company declared a cash dividend of $0.99 per outstanding share of common stock. The dividend will be paid on March 17, 2025 to all shareholders of record at the close of business on March 4, 2025 and is expected to total approximately $491.0 million.
Also on February 18, 2025, the Company’s Board of Directors authorized the Company to repurchase an additional $10.0 billion of its common stock, bringing the total remaining share repurchase authorization to approximately $11.5 billion. Under the share repurchase program, the Company may repurchase outstanding shares of its common stock from time to time on the open market or through privately negotiated transactions.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 2, 2024 (fiscal 2024).
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
The following important factors and uncertainties, among others, could cause actual results to differ materially from those described in the forward-looking statements: economic, political, legal and regulatory uncertainty or conflicts, including actions taken or which may be taken by the presidential administration, executive offices of the U.S. government, or U.S. Congress, monetary policy, political, geopolitical, trade, or other issues in the United States or internationally, including increased tariffs or trade wars, and the ongoing conflicts between Russia and Ukraine and in Israel and the Middle East; changes in demand for semiconductor products; manufacturing delays, product and raw materials availability and supply chain disruptions; diversion of products from our authorized distribution channels; changes in export classifications, import and export regulations or duties and tariffs; our development of technologies and research and development investments; our future liquidity, capital needs and capital expenditures; our ability to compete successfully in the markets in which we operate; our ability to recruit and retain key personnel; risks related to acquisitions or other strategic transactions; security breaches or other cyber incidents; adverse results in litigation matters; reputational damage; changes in our estimates of our expected tax rates based on current tax law; risks related to our indebtedness; the discretion of our Board of Directors to declare dividends and our ability to pay dividends in the future; factors impacting our ability to repurchase shares; and uncertainty as to the long-term value of our common stock. Additional factors that could cause actual results to differ materially from those described in these forward-looking statements include the risk factors included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for fiscal 2024. Forward-looking statements represent management’s current expectations and are inherently uncertain. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.
Results of Operations
Overview
Amounts in the table below are reflected in thousands except per share amounts and percentages.

	Three Months Ended
	February 1, 2025	February 3, 2024	$ Change	% Change
Revenue	$2,423,174	$2,512,704	$(89,530)	(4)%
Gross margin %	59.0%	58.7%
Net income	$391,316	$462,727	$(71,411)	(15)%
Net income as a % of revenue	16.1%	18.4%
Diluted EPS	$0.78	$0.93	$(0.15)	(16)%
We have a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. The fiscal year ending November 1, 2025 (fiscal 2025) is a 52-week fiscal year and fiscal 2024 was a 53-week fiscal year. The additional week in fiscal 2024 was included in the first quarter ended February 3, 2024. Therefore, the first three months of fiscal 2025 included one less week of operations as compared to the first three months of fiscal 2024.
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

	Three Months Ended
	February 1, 2025			February 3, 2024
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,077,900	44%	(10)%	$1,191,713	47%
Automotive	732,513	30%	(2)%	748,781	30%
Consumer	322,900	13%	19%	270,211	11%
Communications	289,861	12%	(4)%	301,999	12%
Total revenue	$2,423,174	100%	(4)%	$2,512,704	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue decreased 4% in the three-month period ended February 1, 2025 as compared to the same period of the prior fiscal year, primarily as a result of the impact of an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2025. The Industrial end market decline is also due to the continued reduction in customers’ inventory balances. The decline in the Communications end market was also driven by weak demand in the wireless sub-market, partially offset by growth in the wireline sub-market driven by data center infrastructure build outs primarily to support growth in artificial intelligence applications. The Consumer increase was driven by greater share gains.
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

	Three Months Ended
	February 1, 2025		February 3, 2024
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,375,464	57%	$1,535,210	61%
Direct customers	1,019,872	42%	939,975	37%
Other	27,838	1%	37,519	1%
Total revenue	$2,423,174	100%	$2,512,704	100%

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
Gross Margin

	Three Months Ended
	February 1, 2025	February 3, 2024	$ Change	% Change
Gross margin	$1,430,303	$1,473,941	$(43,638)	(3)%
Gross margin %	59.0%	58.7%
Gross margin percentage increased by 30 basis points in the three-month period ended February 1, 2025 as compared to the same period of the prior fiscal year, primarily due to a decrease in amortization expense related to acquired intangible assets.

Research and Development (R&D)

	Three Months Ended
	February 1, 2025	February 3, 2024	$ Change	% Change
R&D expenses	$402,892	$391,427	$11,465	3%
R&D expenses as a % of revenue	17%	16%
R&D expenses increased in the three-month period ended February 1, 2025, as compared to the same period of the prior fiscal year, primarily as a result of increased discretionary spending and higher benefit expenses, partially offset by the impact of an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2025.
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
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	February 1, 2025	February 3, 2024	$ Change	% Change
SMG&A expenses	$284,796	$290,078	$(5,282)	(2)%
SMG&A expenses as a % of revenue	12%	12%
SMG&A expenses decreased in the three-month period ended February 1, 2025, as compared to the same period of the prior fiscal year, primarily as a result of the impact of an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2025 and lower SMG&A employee-related variable compensation expenses, partially offset by higher benefit payments.
Amortization of Intangibles

	Three Months Ended
	February 1, 2025	February 3, 2024	$ Change	% Change
Amortization expenses	$187,415	$190,332	$(2,917)	(2)%
Amortization expenses as a % of revenue	8%	8%
Amortization expenses decreased in the three-month period ended February 1, 2025, as compared to the same period of the prior fiscal year, primarily as a result of a portion of our acquired intangible assets becoming fully amortized during fiscal 2024.
Special Charges, Net

	Three Months Ended
	February 1, 2025	February 3, 2024	$ Change	% Change
Special charges, net	$63,887	$16,140	$47,747	296%
Special charges, net increased in the three-month period ended February 1, 2025, as compared to the same period of the prior fiscal year, primarily due to increased charges related to our Global Repositioning Actions. See Note 5, Special Charges, Net, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Nonoperating Expense (Income)

	Three Months Ended
	February 1, 2025	February 3, 2024	$ Change
Total nonoperating expense (income)	$55,737	$72,546	$(16,809)
The year-over-year decrease in nonoperating expense (income) in the three-month period ended February 1, 2025, as compared to the same period of the prior fiscal year, was primarily the result of higher interest income on our cash, cash equivalents and short-term investments.
Provision for Income Taxes

	Three Months Ended
	February 1, 2025	February 3, 2024	$ Change
Provision for income taxes	$44,260	$50,691	$(6,431)
Effective income tax rate	10.2%	9.9%
The effective tax rates for the three-month periods ended February 1, 2025 and February 3, 2024 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income, primarily in Ireland.
Net Income

	Three Months Ended
	February 1, 2025	February 3, 2024	$ Change	% Change
Net income	$391,316	$462,727	$(71,411)	(15)%
Net income as a % of revenue	16.1%	18.4%
Diluted EPS	$0.78	$0.93
Net income decreased in the three-month period ended February 1, 2025, as compared to the same period of the prior fiscal year, as the result of a $94.7 million decrease in operating income partially offset by a $16.8 million decrease in nonoperating expense (income) and a $6.4 million decrease in provision for income taxes.
Liquidity and Capital Resources
At February 1, 2025, our principal source of liquidity was $2.7 billion of cash, cash equivalents and short-term investments, of which approximately $1.4 billion was held in the United States, and the balance of which was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash, cash equivalents and short-term investments consist of highly liquid investments, including money market funds and corporate and bank obligations. We maintain these balances with counterparties with high credit ratings, and continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Three Months Ended
	February 1, 2025	February 3, 2024
Net cash provided by operating activities	$1,126,809	$1,138,832
Net cash provided by operations as a % of revenue	47%	45%
Net cash used for investing activities	$(194,301)	$(219,101)
Net cash used for financing activities	$(573,856)	$(574,232)

The following changes contributed to the net change in cash and cash equivalents in the three-month period ended February 1, 2025 as compared to the same period in fiscal 2024.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The decrease in cash provided by operating activities during the three-month period ended February 1, 2025, as compared to the same period of the prior fiscal year, was mainly the result of lower net income adjusted for noncash items that was primarily offset by a decrease in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The change in cash used for investing activities during the three-month period ended February 1, 2025, as compared to the same period of the prior fiscal year, was primarily the result of a decrease in cash used for capital expenditures as the rate of spending on our global resiliency and hybrid manufacturing footprint moderated, partially offset by cash paid for an acquisition in the first quarter of fiscal 2025.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The change in cash used for financing activities during the three-month period ended February 1, 2025, as compared to the same period of the prior fiscal year, was primarily the result of higher dividend payments to shareholders partially offset by lower common stock repurchases.
Working Capital

	February 1, 2025	November 2, 2024	$ Change	% Change
Accounts receivable	$1,192,442	$1,336,331	$(143,889)	(11)%
Days sales outstanding*	47	46
Inventory	$1,474,656	$1,447,687	$26,969	2%
Days cost of sales in inventory*	134	127
_______________________________________
*We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The decrease in accounts receivable in dollars was primarily the result of variations in the timing of collections and billings and decreased revenue levels in the first quarter of fiscal 2025 as compared to the fourth quarter of fiscal 2024.
Inventory increased primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to $2,971.0 million at February 1, 2025 as compared to $2,988.3 million at the end of fiscal 2024 due to lower accounts payable partially offset by increased accrued liabilities and income taxes payable.

Debt
As of February 1, 2025, our debt obligations consisted of the following:

Principal Amount Outstanding
Commercial paper notes	$548,403
2025 Notes, due April 2025	400,000
2026 Notes, due December 2026	900,000
2027 Notes, due June 2027	440,212
2028 Notes, due October 2028	750,000
2031 Notes, due October 2031	1,000,000
2032 Notes, due October 2032	300,000
2034 Notes, due April 2034	550,000
2036 Notes, due December 2036	144,278
2041 Notes, due October 2041	750,000
2045 Notes, due December 2045	332,587
2051 Notes, due October 2051	1,000,000
2054 Notes, due April 2054	550,000
Total debt	$7,665,480
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of February 1, 2025, we were in compliance with these covenants.
Commercial Paper Program
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of February 1, 2025, we had $548.4 million of outstanding borrowings under the commercial paper program recorded in the Condensed Consolidated Balance Sheet. We use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.
Revolving Credit Facility
Our Third Amended and Restated Revolving Credit Agreement, dated as of June 23, 2021 and as amended (Revolving Credit Agreement), provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $2.5 billion (subject to certain terms and conditions).
We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains a consolidated leverage ratio covenant of total consolidated funded debt to consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) of not greater than 3.5 to 1.0. As of February 1, 2025, we were in compliance with these covenants.
Stock Repurchase Program
As of February 1, 2025, our Board of Directors authorized us to repurchase $16.7 billion of our common stock under our common stock repurchase program and $1.5 billion remained available for repurchases under the program. The repurchased shares are held as authorized but unissued shares of common stock.
On February 18, 2025, our Board of Directors authorized us to repurchase an additional $10.0 billion of our common stock, bringing the total remaining share repurchase authorization to approximately $11.5 billion. Under the share repurchase program, we may repurchase outstanding shares of our common stock from time to time on the open market or through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will terminate when we have utilized the entire amount under the program.

Capital Expenditures
Net additions to property, plant and equipment were $149.0 million in the first three months of fiscal 2025. We expect capital expenditures for fiscal 2025 to be between approximately 4% and 6% of fiscal 2025 revenue as spending returns to our long-term operating model. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On February 18, 2025, our Board of Directors declared a cash dividend of $0.99 per outstanding share of common stock. The dividend will be paid on March 17, 2025 to all shareholders of record at the close of business on March 4, 2025 and is expected to total approximately $491.0 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board of Directors and will be dependent upon our financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Board of Directors.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board that are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition, results of operations, and disclosures. See Note 11, New Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our historical financial condition, results of operations, and disclosures.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks related to our financial instruments, including those identified in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended November 2, 2024, which was filed with the Securities and Exchange Commission on November 26, 2024. There were no material changes in the three-month period ended February 1, 2025 to the information identified in the Annual Report on Form 10-K for the fiscal year ended November 2, 2024.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 1, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 1, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended February 1, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
We are subject to a number of risks that could adversely affect our business, results of operations, financial condition and future prospects, including those identified in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 2, 2024, which was filed with the Securities and Exchange Commission on November 26, 2024.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 3, 2024 through November 30, 2024	352,051	$215.95	326,537	$1,581,626,882
December 1, 2024 through December 28, 2024	162,518	$216.10	157,847	$1,547,517,684
December 29, 2024 through February 1, 2025	217,386	$215.30	213,340	$1,501,577,470
Total	731,955	$215.79	697,724	$1,501,577,470

(a)Includes 34,231 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors or officers during the first quarter of fiscal 2025 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (Rule 10b5-1 trading arrangement).

Name and Title	Date of Adoption	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Mercedes Johnson Director	December 3, 2024	Until June 2, 2025, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 6,000 shares
Ray Stata Director	January 9, 2025	Until March 11, 2026, or until such earlier date upon which all transactions are completed or expire without execution	Sale of up to 75,000 shares
In addition, during the first quarter of fiscal 2025 Gregory Bryant, our former Executive Vice President and President of Business Units, terminated a Rule 10b5-1 trading arrangement, which was adopted on June 25, 2024. None of our other officers or directors terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of fiscal 2025.

ITEM 6.	Exhibits

Exhibit No.	Description
3.1
Second Amended and Restated Bylaws of Analog Devices, Inc., as amended January 9, 2025, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 13, 2025.

10.1†	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 10, 2024.
10.2†	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 10, 2024.
10.3†	Form of Restricted Stock Unit Agreement for Non-Employee Directors for usage under the Company’s 2020 Equity Incentive Plan adopted December 10, 2024.
10.4†	Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 10, 2024.
10.5†	Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 10, 2024.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH†	Inline XBRL Schema Document.
101.CAL†	Inline XBRL Calculation Linkbase Document.
101.LAB†	Inline XBRL Labels Linkbase Document.
101.PRE†	Inline XBRL Presentation Linkbase Document.
101.DEF†	Inline XBRL Definition Linkbase Document.
104†	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed herewith.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: February 19, 2025	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: February 19, 2025	By:	/s/ Richard C. Puccio, Jr.
Richard C. Puccio, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)