Form 10-Q
period 2025-05-03
ANALOG DEVICES INC
filed 2025-05-22
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of May 3, 2025 there were 496,248,196 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 3, 2025	May 4, 2024	May 3, 2025	May 4, 2024
Revenue	$2,640,068	$2,159,039	$5,063,242	$4,671,743
Cost of sales	1,028,458	979,004	2,021,329	2,017,767
Gross margin	1,611,610	1,180,035	3,041,913	2,653,976
Operating expenses:
Research and development	441,837	354,862	844,729	746,289
Selling, marketing, general and administrative	302,669	244,129	587,465	534,207
Amortization of intangibles	187,415	188,944	374,830	379,276
Special charges, net	1,745	5,977	65,632	22,117
Total operating expenses	933,666	793,912	1,872,656	1,681,889
Operating income:	677,944	386,123	1,169,257	972,087
Nonoperating expense (income):
Interest expense	74,703	77,103	149,967	154,244
Interest income	(21,725)	(15,269)	(45,212)	(24,438)
Other, net	(962)	(314)	2,998	4,260
Total nonoperating expense (income)	52,016	61,520	107,753	134,066
Income before income taxes	625,928	324,603	1,061,504	838,021
Provision for income taxes	56,158	22,361	100,418	73,052
Net income	$569,770	$302,242	$961,086	$764,969

Shares used to compute earnings per common share – basic	496,173	496,130	496,145	495,947
Shares used to compute earnings per common share – diluted	498,201	498,533	498,434	498,637

Basic earnings per common share	$1.15	$0.61	$1.94	$1.54
Diluted earnings per common share	$1.14	$0.61	$1.93	$1.53

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	May 3, 2025	May 4, 2024	May 3, 2025	May 4, 2024
Net income	$569,770	$302,242	$961,086	$764,969
Foreign currency translation adjustments	(753)	264	(912)	649
Change in fair value of derivative instruments designated as cash flow hedges, net	17,573	1,306	17,496	9,326
Changes in pension plans, net	517	2,514	1,040	1,126
Other comprehensive income	17,337	4,084	17,624	11,101
Comprehensive income	$587,107	$306,326	$978,710	$776,070

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	May 3, 2025	November 2, 2024
ASSETS
Current Assets
Cash and cash equivalents	$2,376,235	$1,991,342
Short-term investments	—	371,822
Accounts receivable	1,382,365	1,336,331
Inventories	1,524,897	1,447,687
Prepaid expenses and other current assets	305,040	337,472
Total current assets	5,588,537	5,484,654
Non-current Assets
Net property, plant and equipment	3,336,128	3,415,550
Goodwill	26,945,180	26,909,775
Intangible assets, net	8,787,380	9,585,464
Deferred tax assets	1,985,591	2,083,752
Other assets	701,671	749,082
Total non-current assets	41,755,950	42,743,623
TOTAL ASSETS	$47,344,487	$48,228,277
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$429,405	$487,457
Income taxes payable	358,949	447,379
Debt, current	—	399,636
Commercial paper notes	548,720	547,738
Accrued liabilities	1,353,568	1,106,070
Total current liabilities	2,690,642	2,988,280
Non-current Liabilities
Long-term debt	6,648,417	6,634,313
Deferred income taxes	2,379,575	2,624,392
Income taxes payable	96,354	260,486
Other non-current liabilities	518,879	544,489
Total non-current liabilities	9,643,225	10,063,680
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 496,248,196 shares outstanding (496,296,854 on November 2, 2024)	82,710	82,718
Capital in excess of par value	24,885,204	25,082,243
Retained earnings	10,210,338	10,196,612
Accumulated other comprehensive loss	(167,632)	(185,256)
Total shareholders’ equity	35,010,620	35,176,317
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,344,487	$48,228,277

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended May 3, 2025
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, FEBRUARY 1, 2025	495,976	$82,664	$25,041,250	$10,131,590	$(184,969)
Net income				569,770
Dividends declared and paid - $0.99 per share				(491,022)
Issuance of stock under stock plans and other	1,491	249	19,566
Stock-based compensation expense			72,831
Other comprehensive income					17,337
Common stock repurchased	(1,219)	(203)	(248,443)
BALANCE, MAY 3, 2025	496,248	$82,710	$24,885,204	$10,210,338	$(167,632)

	Six Months Ended May 3, 2025
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, NOVEMBER 2, 2024	496,297	$82,718	$25,082,243	$10,196,612	$(185,256)
Net income				961,086
Dividends declared and paid - $1.91 per share				(947,360)
Issuance of stock under stock plans and other	1,902	317	61,245
Stock-based compensation expense			150,405
Other comprehensive income					17,624
Common stock repurchased	(1,951)	(325)	(408,689)
BALANCE, MAY 3, 2025	496,248	$82,710	$24,885,204	$10,210,338	$(167,632)

See accompanying notes.

	Three Months Ended May 4, 2024
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, FEBRUARY 3, 2024	495,908	$82,653	$25,253,256	$10,393,449	$(181,285)
Net income				302,242
Dividends declared and paid - $0.92 per share				(456,142)
Issuance of stock under stock plans and other	1,487	247	14,270
Stock-based compensation expense			58,396
Other comprehensive income					4,084
Common stock repurchased	(1,178)	(196)	(222,185)
BALANCE, MAY 4, 2024	496,217	$82,704	$25,103,737	$10,239,549	$(177,201)

	Six Months Ended May 4, 2024
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 28, 2023	496,262	$82,712	$25,313,914	$10,356,798	$(188,302)
Net income				764,969
Dividends declared and paid - $1.78 per share				(882,218)
Issuance of stock under stock plans and other	2,163	360	63,976
Stock-based compensation expense			128,211
Other comprehensive income					11,101
Common stock repurchased	(2,208)	(368)	(402,364)
BALANCE, MAY 4, 2024	496,217	$82,704	$25,103,737	$10,239,549	$(177,201)

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	May 3, 2025	May 4, 2024
Cash flows from operating activities:
Net income	$961,086	$764,969
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	198,781	173,172
Amortization of intangibles	817,429	880,376
Stock-based compensation expense	150,405	128,211
Deferred income taxes	(149,370)	(164,348)
Other	4,203	13,370
Changes in operating assets and liabilities	(36,247)	150,935
Total adjustments	985,201	1,181,716
Net cash provided by operating activities	1,946,287	1,946,685
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	—	(424,117)
Maturities of short-term available-for-sale investments	372,778	—
Additions to property, plant and equipment	(239,246)	(411,167)
Proceeds from sale of property, plant and equipment, net	58,892	—
Payments for acquisitions, net of cash acquired	(45,652)	—
Other	(12,880)	14,106
Net cash provided by (used for) investing activities	133,892	(821,178)
Cash flows from financing activities:
Proceeds from debt	—	1,087,856
Debt repayments	(399,998)	—
Proceeds from commercial paper notes	4,316,340	5,383,401
Payments of commercial paper notes	(4,315,358)	(5,382,390)
Repurchase of common stock	(409,014)	(402,732)
Dividend payments to shareholders	(947,360)	(882,218)
Proceeds from employee stock plans	61,562	64,336
Other	(1,458)	(12,126)
Net cash used for financing activities	(1,695,286)	(143,873)
Net increase in cash and cash equivalents	384,893	981,634
Cash and cash equivalents at beginning of period	1,991,342	958,061
Cash and cash equivalents at end of period	$2,376,235	$1,939,695

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 3, 2025 (UNAUDITED)
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
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2025 is a 52-week fiscal year and fiscal 2024 was a 53-week fiscal year. The additional week in fiscal 2024 was included in the first quarter ended February 3, 2024. Therefore, the first six months of fiscal 2025 included one less week of operations as compared to the first six months of fiscal 2024.
Note 2 – Shareholders’ Equity
As of May 3, 2025, the Company’s Board of Directors authorized the repurchase of $26.7 billion of its common stock under its common stock repurchase program and $11.4 billion remained available for repurchases under the program.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first six months of fiscal 2025.

	Foreign currency translation adjustment	Unrealized holding gains/losses on derivatives	Pension plans	Total
November 2, 2024	$(71,511)	$(85,202)	$(28,543)	$(185,256)
Other comprehensive income before reclassifications	(912)	16,942	—	16,030
Amounts reclassified out of other comprehensive income	—	3,552	1,040	4,592
Tax effects	—	(2,998)	—	(2,998)
Other comprehensive income	(912)	17,496	1,040	17,624
May 3, 2025	$(72,423)	$(67,706)	$(27,503)	$(167,632)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders’ Equity with presentation location during each period were as follows:

	Three Months Ended		Six Months Ended
Comprehensive (Loss) Income Component	May 3, 2025	May 4, 2024	May 3, 2025	May 4, 2024	Location
Unrealized holding gains/losses on derivatives:
Currency forwards	$446	$(521)	$(1,133)	$(592)	Cost of sales
	118	(203)	(729)	(272)	Research and development
	36	(1,500)	(2,048)	(2,391)	Selling, marketing, general and administrative
Interest rate derivatives	3,731	3,732	7,462	7,462	Interest expense
	4,331	1,508	3,552	4,207	Total before tax
	(850)	(30)	(1,008)	(878)	Tax
	$3,481	$1,478	$2,544	$3,329	Net of tax

Amortization of pension components included in the computation of net periodic pension cost:
Actuarial losses	$517	$516	$1,040	$1,032	Net of tax

Total amounts reclassified out of AOCI, net of tax	$3,998	$1,994	$3,584	$4,361
Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 3, 2025	May 4, 2024	May 3, 2025	May 4, 2024
Net income	$569,770	$302,242	$961,086	$764,969
Basic shares:
Weighted-average shares outstanding	496,173	496,130	496,145	495,947
Earnings per common share basic:	$1.15	$0.61	$1.94	$1.54
Diluted shares:
Weighted-average shares outstanding	496,173	496,130	496,145	495,947
Assumed exercise of common stock equivalents	2,028	2,403	2,289	2,690
Weighted-average common and common equivalent shares	498,201	498,533	498,434	498,637
Earnings per common share diluted:	$1.14	$0.61	$1.93	$1.53
Anti-dilutive shares related to:
Outstanding stock-based awards	52	66	121	140
Note 5 – Special Charges, Net
Liabilities related to special charges, net are included in Accrued liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions
Balance at November 2, 2024	$13,855
Employee severance costs, net	56,334
Severance payments	(2,887)
Balance at February 1, 2025	$67,302
Employee severance costs, net	5,189
Severance payments	(51,448)
Balance at May 3, 2025	$21,043

The Company recorded net special charges of $65.6 million as part of its Global Repositioning Actions in the six months ended May 3, 2025. The Global Repositioning Actions were part of a transformation initiative aimed at aligning the Company’s enterprise strategy, organizational design and streamlining its operations to achieve its long-term strategic plan. The special charges include severance costs, in accordance with the Company’s ongoing benefit plan or statutory requirements at foreign locations, related to the termination of certain employees in manufacturing, engineering and selling, marketing, general and administrative roles.
During the second quarter of fiscal 2025, the Company completed the sale of its facility in Milpitas, CA, that was previously classified as held for sale, for approximately $39.7 million, net of selling costs, which resulted in an immaterial loss recorded in Special charges, net.
Note 6 – Revenue
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

	Three Months Ended
	May 3, 2025			May 4, 2024
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,157,747	44%	17%	$991,446	46%
Automotive	849,505	32%	24%	684,102	32%
Consumer	317,756	12%	30%	244,947	11%
Communications	315,060	12%	32%	238,544	11%
Total revenue	$2,640,068	100%	22%	$2,159,039	100%

	Six Months Ended
	May 3, 2025			May 4, 2024
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$2,229,837	44%	2%	$2,181,828	47%
Automotive	1,584,534	31%	11%	1,433,586	31%
Consumer	634,667	13%	23%	514,063	11%
Communications	614,204	12%	13%	542,266	12%
Total revenue	$5,063,242	100%	8%	$4,671,743	100%

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

	Three Months Ended
	May 3, 2025		May 4, 2024
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,480,088	56%	$1,248,382	58%
Direct customers	1,125,775	43%	873,593	40%
Other	34,205	1%	37,064	2%
Total revenue	$2,640,068	100%	$2,159,039	100%

	Six Months Ended
	May 3, 2025		May 4, 2024
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$2,855,552	56%	$2,783,592	60%
Direct customers	2,145,647	42%	1,813,568	39%
Other	62,043	1%	74,583	2%
Total revenue	$5,063,242	100%	$4,671,743	100%

* The sum of the individual percentages may not equal the total due to rounding.
Note 7 – Fair Value
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below, set forth by level, present the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of May 3, 2025 and November 2, 2024. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of May 3, 2025 and November 2, 2024, the Company held $1.8 billion and $1.4 billion, respectively, of cash that is excluded from the tables below.

	May 3, 2025
	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$564,760	$—	$564,760
Other assets:
Forward foreign currency exchange contracts (1)	—	20,704	20,704
Deferred compensation plan investments	88,173	—	88,173
Total assets measured at fair value	$652,933	$20,704	$673,637
Liabilities
Forward foreign currency exchange contracts (1)	$—	$5,320	$5,320
Interest rate derivatives (2)	—	21,881	21,881
Total liabilities measured at fair value	$—	$27,201	$27,201

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
Assets and Liabilities Not Recorded at Fair Value on a Recurring Basis
The table below presents the estimated fair values of certain financial instruments not recorded at fair value on a recurring basis. Given the short tenure of the Company’s commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore, are excluded from the table below ($548.7 million and $547.7 million as of May 3, 2025 and November 2, 2024, respectively). The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	May 3, 2025		November 2, 2024
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2025 Notes, due April 2025	$—	$—	400,000	397,027
2026 Notes, due December 2026	900,000	888,786	900,000	882,795
2027 Notes, due June 2027	440,212	433,822	440,212	421,077
2028 Notes, due October 2028	750,000	687,186	750,000	673,316
2031 Notes, due October 2031	1,000,000	855,938	1,000,000	843,766
2032 Notes, due October 2032	300,000	290,073	300,000	287,172
2034 Notes, due April 2034	550,000	550,679	550,000	553,375
2036 Notes, due December 2036	144,278	135,324	144,278	136,718
2041 Notes, due October 2041	750,000	531,630	750,000	534,435
2045 Notes, due December 2045	332,587	312,258	332,587	322,942
2051 Notes, due October 2051	1,000,000	627,351	1,000,000	655,668
2054 Notes, due April 2054	550,000	510,692	550,000	541,912
Total senior unsecured notes	$6,717,077	$5,823,739	$7,117,077	$6,250,203
Note 8 – Derivatives
Foreign Exchange Exposure Management — The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges as of May 3, 2025 and November 2, 2024 were $276.0 million and $257.0 million, respectively, and the fair values of these instruments in the Company’s Condensed Consolidated Balance Sheets were as follows:

		Fair Value At
	Balance Sheet Location	May 3, 2025	November 2, 2024
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$12,297	$780
Forward foreign currency exchange contracts	Accrued liabilities	$136	$4,235
As of May 3, 2025 and November 2, 2024, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $191.8 million and $176.8 million, respectively, and the fair values of undesignated hedges in the Company’s Condensed Consolidated Balance Sheets were as follows:

		Fair Value At
	Balance Sheet Location	May 3, 2025	November 2, 2024
Undesignated hedges related to forward foreign currency exchange contracts	Prepaid expenses and other current assets	$8,407	$6,538
Undesignated hedges related to forward foreign currency exchange contracts	Accrued liabilities	$5,184	$12,044
Interest Rate Exposure Management — The Company does not consider the risk of counterparty default to be significant. The gain or loss on the Company’s interest rate swap transactions attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps were recorded as follows:

	May 3, 2025
Balance Sheet Location	Loss on Swaps	Gain on Note
Accrued liabilities	$21,881	$—
Long-term debt	$—	$21,881
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.

Note 9 – Inventories
Inventories at May 3, 2025 and November 2, 2024 were as follows:

	May 3, 2025	November 2, 2024
Raw materials	$74,105	$93,608
Work in process	1,172,112	1,047,022
Finished goods	278,680	307,057
Total inventories	$1,524,897	$1,447,687
Note 10 – Debt
Revolving Credit Agreement
On April 11, 2025, the Company entered into its Fourth Amended and Restated Revolving Credit Agreement (Revolving Credit Agreement) with the Company and Bank of America, N.A. as administrative agent and the other banks identified therein as lenders, which further amended and restated its revolving credit agreement dated as of June 23, 2021. The Revolving Credit Agreement provides for a five-year unsecured revolving credit facility in an aggregate principal amount of up to $3.0 billion, expiring on April 11, 2030.
The Revolving Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of May 3, 2025, the Company was in compliance with these covenants.
Senior Notes
During the second quarter of fiscal 2025, the Company repaid the $400.0 million principal amount on its 2025 Notes, due April 2025.
Note 11 – Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended May 3, 2025 and May 4, 2024 were below the U.S. statutory tax rate of 21.0%, due to lower statutory tax rates applicable to the Company’s operations in the foreign jurisdictions in which it earns income.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal years ended October 30, 2021 (fiscal 2021), November 2, 2019 (fiscal 2019) and November 3, 2018 (fiscal 2018); a pre-acquisition IRS income tax audit for Maxim Integrated Products, Inc.’s (Maxim) fiscal years ended June 27, 2015 through August 26, 2021; and various U.S. state and local audits and international audits, including Irish corporate tax audits for fiscal 2021. The Company’s U.S. federal income tax returns prior to fiscal 2018 are no longer subject to examination, except for the applicable Maxim pre-acquisition fiscal years noted above.
During the second quarter of fiscal 2025, the Company received an assessment from the U.S. Internal Revenue Service (IRS) for fiscal 2018 and fiscal 2019, totaling approximately $267.0 million. The assessment excludes any penalties and interest. The assessment pertains to transfer pricing arrangements between the Company and one of its wholly-owned foreign subsidiaries. The Company firmly disagrees with this assessment and maintains that its transfer pricing is appropriate. Consequently, the Company has not recorded any additional tax liability related to fiscal 2018 and fiscal 2019 in relation to this issue, nor to any other periods. The Company intends to vigorously defend its original tax return position and is currently in the process of preparing a formal protest and appeal with the IRS. Should the IRS ultimately prevail regarding its assessments for fiscal 2018 and fiscal 2019, such a resolution, along with any potential impact on subsequent fiscal years, could have a material adverse effect on the Company’s income tax expense and net earnings in future periods.
Note 12 – New Accounting Pronouncements
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
Note 13 – Subsequent Events
On May 21, 2025, the Board of Directors of the Company declared a cash dividend of $0.99 per outstanding share of common stock. The dividend will be paid on June 18, 2025 to all shareholders of record at the close of business on June 4, 2025 and is expected to total approximately $491.3 million.

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
The following important factors and uncertainties, among others, could cause actual results to differ materially from those described in the forward-looking statements: economic, political, legal and regulatory uncertainty or conflicts, including increased uncertainty and volatility with respect to tariffs, export controls and other trade restrictions, actions taken or which may be taken by the presidential administration, executive offices of the U.S. government, or U.S. Congress, monetary policy, political, geopolitical, trade, or other issues in the United States or internationally, and the ongoing conflicts between Russia and Ukraine and in Israel and the Middle East; changes in demand for semiconductor products; manufacturing delays, product and raw materials availability and supply chain disruptions; diversion of products from our authorized distribution channels; changes in export classifications, import and export regulations or duties and tariffs; our development of technologies and research and development investments; our future liquidity, capital needs and capital expenditures; our ability to compete successfully in the markets in which we operate; our ability to recruit and retain key personnel; risks related to acquisitions or other strategic transactions; security breaches or other cyber incidents; adverse results in litigation matters; reputational damage; changes in our estimates of our expected tax rates based on current tax law; risks related to our indebtedness; the discretion of our Board of Directors to declare dividends and our ability to pay dividends in the future; factors impacting our ability to repurchase shares; and uncertainty as to the long-term value of our common stock. Additional factors that could cause actual results to differ materially from those described in these forward-looking statements include the risk factors included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for fiscal 2024. Forward-looking statements represent management’s current expectations and are inherently uncertain. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
Overview
Amounts in the tables below are reflected in thousands except per share amounts and percentages.

	Three Months Ended
	May 3, 2025	May 4, 2024	$ Change	% Change
Revenue	$2,640,068	$2,159,039	$481,029	22%
Gross margin %	61.0%	54.7%
Net income	$569,770	$302,242	$267,528	89%
Net income as a % of revenue	21.6%	14.0%
Diluted EPS	$1.14	$0.61	$0.53	87%

	Six Months Ended
	May 3, 2025	May 4, 2024	$ Change	% Change
Revenue	$5,063,242	$4,671,743	$391,499	8%
Gross margin %	60.1%	56.8%
Net income	$961,086	$764,969	$196,117	26%
Net income as a % of revenue	19.0%	16.4%
Diluted EPS	$1.93	$1.53	$0.40	26%
We have a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. The fiscal year ending November 1, 2025 (fiscal 2025) is a 52-week fiscal year and fiscal 2024 was a 53-week fiscal year. The additional week in fiscal 2024 was included in the first quarter ended February 3, 2024. Therefore, the first six months of fiscal 2025 included one less week of operations as compared to the first six months of fiscal 2024.
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

	Three Months Ended
	May 3, 2025			May 4, 2024
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,157,747	44%	17%	$991,446	46%
Automotive	849,505	32%	24%	684,102	32%
Consumer	317,756	12%	30%	244,947	11%
Communications	315,060	12%	32%	238,544	11%
Total revenue	$2,640,068	100%	22%	$2,159,039	100%

	Six Months Ended
	May 3, 2025			May 4, 2024
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$2,229,837	44%	2%	$2,181,828	47%
Automotive	1,584,534	31%	11%	1,433,586	31%
Consumer	634,667	13%	23%	514,063	11%
Communications	614,204	12%	13%	542,266	12%
Total revenue	$5,063,242	100%	8%	$4,671,743	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue increased 22% and 8% in the three- and six-month periods ended May 3, 2025 as compared to the same periods of the prior fiscal year as a result of a broad-based increase in demand for our products.
In addition to increased demand, the increase in the six-month period is due to customer inventory balances normalizing in the Industrial end market, the increases in the Automotive end market are primarily driven by increases from connectivity solutions, and the increases in the Communications end market are primarily driven by growth in the wireline sub-market from data center infrastructure build outs, primarily to support growth in artificial intelligence applications. These increases in the six-month period were partially offset by the impact of an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2025.
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

	Three Months Ended
	May 3, 2025		May 4, 2024
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,480,088	56%	$1,248,382	58%
Direct customers	1,125,775	43%	873,593	40%
Other	34,205	1%	37,064	2%
Total revenue	$2,640,068	100%	$2,159,039	100%

	Six Months Ended
	May 3, 2025		May 4, 2024
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$2,855,552	56%	$2,783,592	60%
Direct customers	2,145,647	42%	1,813,568	39%
Other	62,043	1%	74,583	2%
Total revenue	$5,063,242	100%	$4,671,743	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the tables above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end market revenue trends. As a percentage of total revenue, the decrease in the distributor channel is primarily due to the decrease in the percentage of revenue from our Industrial end market.
Gross Margin

	Three Months Ended				Six Months Ended
	May 3, 2025	May 4, 2024	$ Change	% Change	May 3, 2025	May 4, 2024	$ Change	% Change
Gross margin	$1,611,610	$1,180,035	$431,575	37%	$3,041,913	$2,653,976	$387,937	15%
Gross margin %	61.0%	54.7%			60.1%	56.8%
Gross margin percentage increased by 630 and 330 basis points in the three- and six-month periods ended May 3, 2025 as compared to the same periods of the prior fiscal year, primarily due to higher utilization of our factories as a result of increased customer demand as well as a decrease in amortization expense related to acquired intangible assets.
Research and Development (R&D)

	Three Months Ended				Six Months Ended
	May 3, 2025	May 4, 2024	$ Change	% Change	May 3, 2025	May 4, 2024	$ Change	% Change
R&D expenses	$441,837	$354,862	$86,975	25%	$844,729	$746,289	$98,440	13%
R&D expenses as a % of revenue	17%	16%			17%	16%
R&D expenses increased in the three- and six-month periods ended May 3, 2025, as compared to the same periods of the prior fiscal year, primarily as a result of higher R&D employee-related variable compensation expenses and higher salary and benefit expenses. R&D expenses as a percentage of revenue will fluctuate from year-to-year depending on the amount of revenue and the success of new product development efforts, which we view as critical to our future growth. We expect to continue the development of innovative technologies and processes for new products. We believe that a continued commitment to R&D is essential to maintain product leadership with our existing products as well as to provide innovative new product offerings.

Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	May 3, 2025	May 4, 2024	$ Change	% Change	May 3, 2025	May 4, 2024	$ Change	% Change
SMG&A expenses	$302,669	$244,129	$58,540	24%	$587,465	$534,207	$53,258	10%
SMG&A expenses as a % of revenue	11%	11%			12%	11%
SMG&A expenses increased in the three- and six-month periods ended May 3, 2025, as compared to the same periods of the prior fiscal year, primarily as a result of higher SMG&A employee-related variable compensation expenses and higher salary and benefit expenses.
Amortization of Intangibles

	Three Months Ended				Six Months Ended
	May 3, 2025	May 4, 2024	$ Change	% Change	May 3, 2025	May 4, 2024	$ Change	% Change
Amortization expenses	$187,415	$188,944	$(1,529)	(1)%	$374,830	$379,276	$(4,446)	(1)%
Amortization expenses as a % of revenue	7%	9%			7%	8%
Amortization expenses decreased in the three- and six-month periods ended May 3, 2025, as compared to the same periods of the prior fiscal year, primarily as a result of a portion of our acquired intangible assets becoming fully amortized during fiscal 2024.
Special Charges, Net

	Three Months Ended				Six Months Ended
	May 3, 2025	May 4, 2024	$ Change	% Change	May 3, 2025	May 4, 2024	$ Change	% Change
Special charges, net	$1,745	$5,977	$(4,232)	(71)%	$65,632	$22,117	$43,515	197%
Special charges, net decreased in the three-month period ended May 3, 2025, as compared to the same period of the prior fiscal year, primarily due to decreased charges related to our Global Repositioning Actions. Special charges, net increased in the six-month period ended May 3, 2025, as compared to the same period of the prior fiscal year, primarily due to charges related to our Global Repositioning Actions recorded in the first quarter of fiscal 2025. See Note 5, Special Charges, Net, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Nonoperating Expense (Income)

	Three Months Ended			Six Months Ended
	May 3, 2025	May 4, 2024	$ Change	May 3, 2025	May 4, 2024	$ Change
Total nonoperating expense (income)	$52,016	$61,520	$(9,504)	$107,753	$134,066	$(26,313)
The year-over-year decrease in nonoperating expense (income) in the three- and six-month periods ended May 3, 2025, as compared to the same periods of the prior fiscal year, was primarily the result of higher interest income on our cash, cash equivalents and short-term investments and lower interest expense on our debt obligations.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 3, 2025	May 4, 2024	$ Change	May 3, 2025	May 4, 2024	$ Change
Provision for income taxes	$56,158	$22,361	$33,797	$100,418	$73,052	$27,366
Effective income tax rate	9.0%	6.9%		9.5%	8.7%

The effective tax rates for the three- and six-month periods ended May 3, 2025 and May 4, 2024 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. The increase in the effective tax rate in the three- and six-month periods was primarily due to a greater impact of excess tax benefits from stock option deductions in the same periods of the prior year as compared to the current year.
Net Income

	Three Months Ended				Six Months Ended
	May 3, 2025	May 4, 2024	$ Change	% Change	May 3, 2025	May 4, 2024	$ Change	% Change
Net income	$569,770	$302,242	$267,528	89%	$961,086	$764,969	$196,117	26%
Net income as a % of revenue	21.6%	14.0%			19.0%	16.4%
Diluted EPS	$1.14	$0.61			$1.93	$1.53
Net income increased in the three-month period ended May 3, 2025, as compared to the same period of the prior fiscal year, as the result of a $291.8 million increase in operating income and a $9.5 million decrease in nonoperating expense (income), partially offset by a $33.8 million increase in provision for income taxes.
Net income increased in the six-month period ended May 3, 2025, as compared to the same period of the prior fiscal year, as the result of a $197.2 million increase in operating income and a $26.3 million decrease in nonoperating expense (income), partially offset by a $27.4 million increase in provision for income taxes.
Liquidity and Capital Resources
At May 3, 2025, our principal source of liquidity was $2.4 billion of cash and cash equivalents, of which approximately $1.1 billion was held in the United States, and the balance of which was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash and cash equivalents consist of highly liquid investments, including money market funds and corporate and bank obligations. We maintain these balances with counterparties with high credit ratings, and continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Six Months Ended
	May 3, 2025	May 4, 2024
Net cash provided by operating activities	$1,946,287	$1,946,685
Net cash provided by operations as a % of revenue	38%	42%
Net cash provided by (used for) investing activities	$133,892	$(821,178)
Net cash used for financing activities	$(1,695,286)	$(143,873)
The following changes contributed to the net change in cash and cash equivalents in the six-month period ended May 3, 2025 as compared to the same period in fiscal 2024.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The decrease in cash provided by operating activities during the six-month period ended May 3, 2025, as compared to the same period of the prior fiscal year, was mainly the result of higher net income adjusted for noncash items that was primarily offset by a decrease in working capital.
Investing Activities
Investing cash flows generally consist of capital expenditures and cash used for acquisitions. The change in investing cash flows during the six-month period ended May 3, 2025, as compared to the same period of the prior fiscal year, was primarily the result of changes in our short-term investments and a decrease in cash used for capital expenditures as the rate of spending on our global resiliency and hybrid manufacturing footprint moderated.The change in investing cash flows also included net proceeds from the sale of property, plant and equipment during the second quarter of fiscal 2025, partially offset by cash paid for an acquisition in the first quarter of fiscal 2025.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The change in cash used for financing activities during the six-month period ended May 3, 2025, as compared to the same period of the prior fiscal year, was primarily the result of the net impact of our debt obligations, which includes a $1.1 billion debt issuance during fiscal 2024 and an approximately $400.0 million debt repayment during fiscal 2025, and higher dividend payments to shareholders.
Working Capital

	May 3, 2025	November 2, 2024	$ Change	% Change
Accounts receivable	$1,382,365	$1,336,331	$46,034	3%
Days sales outstanding*	44	46
Inventory	$1,524,897	$1,447,687	$77,210	5%
Days cost of sales in inventory*	133	127
_______________________________________
*We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The increase in accounts receivable in dollars was primarily the result of variations in the timing of collections and billings and increased revenue levels in the second quarter of fiscal 2025 as compared to the fourth quarter of fiscal 2024.
Inventory increased primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to $2,690.6 million at May 3, 2025 as compared to $2,988.3 million at the end of fiscal 2024 primarily due to the repayment of approximately $400.0 million of debt during the second quarter of fiscal 2025.

Debt
As of May 3, 2025, our debt obligations consisted of the following:

Principal Amount Outstanding
Commercial paper notes	$548,720
2026 Notes, due December 2026	900,000
2027 Notes, due June 2027	440,212
2028 Notes, due October 2028	750,000
2031 Notes, due October 2031	1,000,000
2032 Notes, due October 2032	300,000
2034 Notes, due April 2034	550,000
2036 Notes, due December 2036	144,278
2041 Notes, due October 2041	750,000
2045 Notes, due December 2045	332,587
2051 Notes, due October 2051	1,000,000
2054 Notes, due April 2054	550,000
Total debt	$7,265,797
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of May 3, 2025, we were in compliance with these covenants.
Commercial Paper Program
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of May 3, 2025, we had $548.7 million of outstanding borrowings under the commercial paper program recorded in the Condensed Consolidated Balance Sheet. We use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.
Revolving Credit Facility
The Revolving Credit Agreement provides for a five-year unsecured revolving credit facility in an aggregate principal amount not to exceed $3.0 billion (subject to certain terms and conditions). We may borrow under this revolving credit facility in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
The Revolving Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default. The events of default include, among others, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, cross-defaults to certain other indebtedness, insolvency or bankruptcy, customary ERISA defaults or the occurrence of a change of control. The negative covenants include limitations on liens and mergers and other fundamental changes, among others. The Revolving Credit Agreement also requires we maintain a ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges of no less than 3.00 to 1.00 for any fiscal quarter ending thereafter. As of May 3, 2025, we were in compliance with these covenants.
Stock Repurchase Program
As of May 3, 2025, our Board of Directors authorized us to repurchase $26.7 billion of our common stock under our common stock repurchase program and $11.4 billion remained available for repurchases under the program. The repurchased shares are held as authorized but unissued shares of common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized under the program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.

Capital Expenditures
Net additions to property, plant and equipment were $239.2 million in the first six months of fiscal 2025. We expect capital expenditures for fiscal 2025 to be between approximately 4% and 6% of fiscal 2025 revenue as spending returns to our long-term operating model. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On May 21, 2025, our Board of Directors declared a cash dividend of $0.99 per outstanding share of common stock. The dividend will be paid on June 18, 2025 to all shareholders of record at the close of business on June 4, 2025 and is expected to total approximately $491.3 million. We currently expect quarterly dividends to continue in future periods. The payment of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board of Directors and will be dependent upon our financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Board of Directors.
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
We are subject to market risks related to our financial instruments, including those identified in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended November 2, 2024, which was filed with the Securities and Exchange Commission on November 26, 2024. There were no material changes in the six-month period ended May 3, 2025 to the information identified in the Annual Report on Form 10-K for the fiscal year ended November 2, 2024.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 3, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 3, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 3, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 2, 2025 through March 1, 2025	206,440	$218.03	184,424	$11,461,409,687
March 2, 2025 through March 29, 2025	634,119	$212.36	256,288	$11,406,998,889
March 30, 2025 through May 3, 2025	378,785	$183.79	307,510	$11,351,531,346
Total	1,219,344	$204.44	748,222	$11,351,531,346

(a)Includes an aggregate of 471,122 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors or officers during the second quarter of fiscal 2025 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (Rule 10b5-1 trading arrangement).

Name and Title	Date of Adoption	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Vincent Roche Chief Executive Officer and Chair of the Board of Directors	March 13, 2025	Until May 1, 2026, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 140,000 shares
None of our officers or directors terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of fiscal 2025.

ITEM 6.	Exhibits

Exhibit No.	Description
3.1†	Amended and Restated Articles of Organization of Analog Devices, Inc., adopted as of March 12, 2025.
10.1
Fourth Amended and Restated Credit Agreement, dated as of April 11, 2025, among Analog Devices, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 11, 2025.

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

ANALOG DEVICES, INC.

Date: May 22, 2025	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: May 22, 2025	By:	/s/ Richard C. Puccio, Jr.
Richard C. Puccio, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)