Form 10-Q
period 2025-08-02
ANALOG DEVICES INC
filed 2025-08-20
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of August 2, 2025 there were 491,955,436 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Revenue	$2,880,348	$2,312,209	$7,943,590	$6,983,952
Cost of sales	1,090,600	1,000,970	3,111,929	3,018,737
Gross margin	1,789,748	1,311,239	4,831,661	3,965,215
Operating expenses:
Research and development	454,251	362,671	1,298,980	1,108,960
Selling, marketing, general and administrative	325,706	257,213	913,171	791,420
Amortization of intangibles	187,415	187,754	562,245	567,030
Special charges, net	4,348	12,282	69,980	34,399
Total operating expenses	971,720	819,920	2,844,376	2,501,809
Operating income:	818,028	491,319	1,987,285	1,463,406
Nonoperating expense (income):
Interest expense	79,592	85,179	229,559	239,423
Interest income	(27,083)	(26,432)	(72,295)	(50,870)
Other, net	2,110	9,581	5,108	13,841
Total nonoperating expense (income)	54,619	68,328	162,372	202,394
Income before income taxes	763,409	422,991	1,824,913	1,261,012
Provision for income taxes	244,891	30,759	345,309	103,811
Net income	$518,518	$392,232	$1,479,604	$1,157,201

Shares used to compute earnings per common share – basic	494,390	496,338	495,560	496,077
Shares used to compute earnings per common share – diluted	496,726	498,794	497,865	498,689

Basic earnings per common share	$1.05	$0.79	$2.99	$2.33
Diluted earnings per common share	$1.04	$0.79	$2.97	$2.32

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income	$518,518	$392,232	$1,479,604	$1,157,201
Foreign currency translation adjustments	364	198	(548)	847
Change in fair value of derivative instruments designated as cash flow hedges, net	(6,359)	7,426	11,137	16,752
Changes in pension plans, net	542	(141)	1,582	985
Other comprehensive (loss) income	(5,453)	7,483	12,171	18,584
Comprehensive income	$513,065	$399,715	$1,491,775	$1,175,785

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	August 2, 2025	November 2, 2024
ASSETS
Current Assets
Cash and cash equivalents	$2,321,191	$1,991,342
Short-term investments	1,148,096	371,822
Accounts receivable	1,553,259	1,336,331
Inventories	1,596,853	1,447,687
Prepaid expenses and other current assets	305,170	337,472
Total current assets	6,924,569	5,484,654
Non-current Assets
Net property, plant and equipment	3,299,278	3,415,550
Goodwill	26,945,180	26,909,775
Intangible assets, net	8,402,630	9,585,464
Deferred tax assets	1,925,442	2,083,752
Other assets	695,502	749,082
Total non-current assets	41,268,032	42,743,623
TOTAL ASSETS	$48,192,601	$48,228,277
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$490,723	$487,457
Income taxes payable	475,033	447,379
Debt, current	—	399,636
Commercial paper notes	548,665	547,738
Accrued liabilities	1,464,617	1,106,070
Total current liabilities	2,979,038	2,988,280
Non-current Liabilities
Long-term debt	8,139,938	6,634,313
Deferred income taxes	2,371,536	2,624,392
Income taxes payable	99,880	260,486
Other non-current liabilities	516,367	544,489
Total non-current liabilities	11,127,721	10,063,680
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 491,955,436 shares outstanding (496,296,854 on November 2, 2024)	81,994	82,718
Capital in excess of par value	23,938,238	25,082,243
Retained earnings	10,238,695	10,196,612
Accumulated other comprehensive loss	(173,085)	(185,256)
Total shareholders’ equity	34,085,842	35,176,317
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,192,601	$48,228,277

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended August 2, 2025
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, MAY 3, 2025	496,248	$82,710	$24,885,204	$10,210,338	$(167,632)
Net income				518,518
Dividends declared and paid - $0.99 per share				(490,161)
Issuance of stock under stock plans and other	388	65	42,702
Stock-based compensation expense			84,703
Other comprehensive loss					(5,453)
Common stock repurchased	(4,681)	(781)	(1,074,371)
BALANCE, AUGUST 2, 2025	491,955	$81,994	$23,938,238	$10,238,695	$(173,085)

	Nine Months Ended August 2, 2025
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, NOVEMBER 2, 2024	496,297	$82,718	$25,082,243	$10,196,612	$(185,256)
Net income				1,479,604
Dividends declared and paid - $2.90 per share				(1,437,521)
Issuance of stock under stock plans and other	2,291	382	103,947
Stock-based compensation expense			235,108
Other comprehensive income					12,171
Common stock repurchased	(6,633)	(1,106)	(1,483,060)
BALANCE, AUGUST 2, 2025	491,955	$81,994	$23,938,238	$10,238,695	$(173,085)

See accompanying notes.

	Three Months Ended August 3, 2024
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, MAY 4, 2024	496,217	$82,704	$25,103,737	$10,239,549	$(177,201)
Net income				392,232
Dividends declared and paid - $0.92 per share				(456,485)
Issuance of stock under stock plans and other	827	138	51,881
Stock-based compensation expense			64,051
Other comprehensive income					7,483
Common stock repurchased	(551)	(92)	(117,888)
BALANCE, AUGUST 3, 2024	496,493	$82,750	$25,101,781	$10,175,296	$(169,718)

	Nine Months Ended August 3, 2024
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, OCTOBER 28, 2023	496,262	$82,712	$25,313,914	$10,356,798	$(188,302)
Net income				1,157,201
Dividends declared and paid - $2.70 per share				(1,338,703)
Issuance of stock under stock plans and other	2,989	498	115,857
Stock-based compensation expense			192,262
Other comprehensive income					18,584
Common stock repurchased	(2,758)	(460)	(520,252)
BALANCE, AUGUST 3, 2024	496,493	$82,750	$25,101,781	$10,175,296	$(169,718)

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	August 2, 2025	August 3, 2024
Cash flows from operating activities:
Net income	$1,479,604	$1,157,201
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	301,323	265,530
Amortization of intangibles	1,202,179	1,318,325
Stock-based compensation expense	235,108	192,262
Deferred income taxes	(97,318)	(269,566)
Other	(1,496)	23,826
Changes in operating assets and liabilities	(8,008)	114,134
Total adjustments	1,631,788	1,644,511
Net cash provided by operating activities	3,111,392	2,801,712
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(1,150,240)	(438,901)
Maturities of short-term available-for-sale investments	372,778	—
Additions to property, plant and equipment	(318,399)	(565,053)
Proceeds from sale of property, plant and equipment, net	58,892	—
Payments for acquisitions, net of cash acquired	(45,652)	—
Other	(13,595)	10,710
Net cash used for investing activities	(1,096,216)	(993,244)
Cash flows from financing activities:
Proceeds from debt	1,490,785	1,087,856
Debt repayments	(399,998)	—
Proceeds from commercial paper notes	6,867,508	7,709,492
Payments of commercial paper notes	(6,866,581)	(7,709,273)
Repurchase of common stock	(1,484,166)	(520,712)
Dividend payments to shareholders	(1,437,521)	(1,338,703)
Proceeds from employee stock plans	104,329	116,355
Other	40,317	(5,512)
Net cash used for financing activities	(1,685,327)	(660,497)
Net increase in cash and cash equivalents	329,849	1,147,971
Cash and cash equivalents at beginning of period	1,991,342	958,061
Cash and cash equivalents at end of period	$2,321,191	$2,106,032

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 2, 2025 (UNAUDITED)
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
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Fiscal 2025 is a 52-week fiscal year and fiscal 2024 was a 53-week fiscal year. The additional week in fiscal 2024 was included in the first quarter ended February 3, 2024. Therefore, the first nine months of fiscal 2025 included one less week of operations as compared to the first nine months of fiscal 2024.
Note 2 – Shareholders’ Equity
As of August 2, 2025, the Company’s Board of Directors had authorized the repurchase of an aggregate of $26.7 billion of its common stock under its common stock repurchase program and $10.3 billion remained available for repurchases under the program.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first nine months of fiscal 2025.

	Foreign currency translation adjustment	Unrealized holding gains/losses on derivatives	Pension plans	Total
November 2, 2024	$(71,511)	$(85,202)	$(28,543)	$(185,256)
Other comprehensive income before reclassifications	(548)	2,825	—	2,277
Amounts reclassified out of other comprehensive income	—	11,454	1,582	13,036
Tax effects	—	(3,142)	—	(3,142)
Other comprehensive income	(548)	11,137	1,582	12,171
August 2, 2025	$(72,059)	$(74,065)	$(26,961)	$(173,085)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders’ Equity with presentation location during each period were as follows:

	Three Months Ended		Nine Months Ended
Comprehensive (Loss) Income Component	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024	Location
Unrealized holding gains/losses on derivatives:
Currency forwards	$1,616	$(853)	$483	$(1,445)	Cost of sales
	949	(225)	220	(497)	Research and development
	1,606	(1,391)	(442)	(3,782)	Selling, marketing, general and administrative
Interest rate derivatives	3,731	3,731	11,193	11,193	Interest expense
	7,902	1,262	11,454	5,469	Total before tax
	(1,135)	(460)	(2,143)	(1,338)	Tax
	$6,767	$802	$9,311	$4,131	Net of tax

Amortization of pension components included in the computation of net periodic pension cost:
Actuarial losses	$542	$515	$1,582	$1,547	Net of tax

Total amounts reclassified out of AOCI, net of tax	$7,309	$1,317	$10,893	$5,678
Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net income	$518,518	$392,232	$1,479,604	$1,157,201
Basic shares:
Weighted-average shares outstanding	494,390	496,338	495,560	496,077
Earnings per common share basic:	$1.05	$0.79	$2.99	$2.33
Diluted shares:
Weighted-average shares outstanding	494,390	496,338	495,560	496,077
Assumed exercise of common stock equivalents	2,336	2,456	2,305	2,612
Weighted-average common and common equivalent shares	496,726	498,794	497,865	498,689
Earnings per common share diluted:	$1.04	$0.79	$2.97	$2.32
Anti-dilutive shares related to:
Outstanding stock-based awards	134	3	125	94

Note 5 – Special Charges, Net
Liabilities related to special charges, net are included in Accrued liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions
Balance at November 2, 2024	$13,855
Employee severance costs, net	56,334
Severance payments	(2,887)
Balance at February 1, 2025	$67,302
Employee severance costs, net	5,189
Severance payments	(51,448)
Balance at May 3, 2025	$21,043
Employee severance costs, net	2,444
Severance payments	(14,195)
Balance at August 2, 2025	$9,292
The Company recorded net special charges of $70.0 million as part of its Global Repositioning Actions in the nine months ended August 2, 2025. The Global Repositioning Actions were part of a transformation initiative aimed at aligning the Company’s enterprise strategy, organizational design and streamlining its operations to achieve its long-term strategic plan. The special charges include severance costs, in accordance with the Company’s ongoing benefit plan or statutory requirements at foreign locations, related to the termination of certain employees in manufacturing, engineering and selling, marketing, general and administrative roles.
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

	Three Months Ended
	August 2, 2025			August 3, 2024
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,285,041	45%	23%	$1,045,291	45%
Automotive	850,619	30%	22%	694,905	30%
Consumer	372,197	13%	21%	306,832	13%
Communications	372,491	13%	40%	265,181	11%
Total revenue	$2,880,348	100%	25%	$2,312,209	100%

	Nine Months Ended
	August 2, 2025			August 3, 2024
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$3,502,751	44%	9%	$3,223,111	46%
Automotive	2,445,391	31%	14%	2,136,173	31%
Consumer	1,009,614	13%	24%	817,436	12%
Communications	985,834	12%	22%	807,232	12%
Total revenue	$7,943,590	100%	14%	$6,983,952	100%

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

	Three Months Ended
	August 2, 2025		August 3, 2024
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,592,407	55%	$1,332,244	58%
Direct customers	1,240,924	43%	940,317	41%
Other	47,017	2%	39,648	2%
Total revenue	$2,880,348	100%	$2,312,209	100%

	Nine Months Ended
	August 2, 2025		August 3, 2024
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$4,447,959	56%	$4,115,836	59%
Direct customers	3,386,571	43%	2,753,885	39%
Other	109,060	1%	114,231	2%
Total revenue	$7,943,590	100%	$6,983,952	100%

* The sum of the individual percentages may not equal the total due to rounding.
Note 7 – Fair Value
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below, set forth by level, present the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of August 2, 2025 and November 2, 2024. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of August 2, 2025 and November 2, 2024, the Company held $1.4 billion and $1.4 billion, respectively, of cash that is excluded from the tables below.

	August 2, 2025
	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$555,878	$—	$555,878
Corporate obligations (1)	—	396,109	396,109
Short-term investments (2):
Available-for-sale:
Corporate obligations (1)	—	654,391	654,391
Bank obligations (1)	—	493,705	493,705
Other assets:
Forward foreign currency exchange contracts (3)	—	10,313	10,313
Deferred compensation plan investments	100,559	—	100,559
Total assets measured at fair value	$656,437	$1,554,518	$2,210,955
Liabilities
Forward foreign currency exchange contracts (3)	$—	$10,535	$10,535
Interest rate derivatives (4)	—	17,404	17,404
Total liabilities measured at fair value	$—	$27,939	$27,939
(1)The amortized cost of the Company’s investments classified as available-for-sale as of August 2, 2025 was $1.6 billion.
(2)Available-for-sale securities are classified as current assets on the Condensed Consolidated Balance Sheets if the securities are available to be converted into cash to fund current operations.
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
Assets and Liabilities Not Recorded at Fair Value on a Recurring Basis
The table below presents the estimated fair values of certain financial instruments not recorded at fair value on a recurring basis. Given the short tenure of the Company’s commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore, are excluded from the table below ($548.7 million and $547.7 million as of August 2, 2025 and November 2, 2024, respectively). The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	August 2, 2025		November 2, 2024
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2025 Notes, due April 2025	$—	$—	400,000	397,027
2026 Notes, due December 2026	900,000	892,974	900,000	882,795
2027 Notes, due June 2027	440,212	436,034	440,212	421,077
2028 Notes, due June 2028	850,000	855,077	—	—
2028 Notes, due October 2028	750,000	696,785	750,000	673,316
2030 Notes, due June 2030	650,000	656,509	—	—
2031 Notes, due October 2031	1,000,000	879,165	1,000,000	843,766
2032 Notes, due October 2032	300,000	299,985	300,000	287,172
2034 Notes, due April 2034	550,000	565,982	550,000	553,375
2036 Notes, due December 2036	144,278	139,050	144,278	136,718
2041 Notes, due October 2041	750,000	547,882	750,000	534,435
2045 Notes, due December 2045	332,587	324,873	332,587	322,942
2051 Notes, due October 2051	1,000,000	650,076	1,000,000	655,668
2054 Notes, due April 2054	550,000	532,331	550,000	541,912
Total senior unsecured notes	$8,217,077	$7,476,723	$7,117,077	$6,250,203
Note 8 – Derivatives
Foreign Exchange Exposure Management — The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges as of August 2, 2025 and November 2, 2024 were $282.2 million and $257.0 million, respectively, and the fair values of these instruments in the Company’s Condensed Consolidated Balance Sheets were as follows:

		Fair Value At
	Balance Sheet Location	August 2, 2025	November 2, 2024
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$6,800	$780
Forward foreign currency exchange contracts	Accrued liabilities	$3,071	$4,235
As of August 2, 2025 and November 2, 2024, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $184.7 million and $176.8 million, respectively, and the fair values of undesignated hedges in the Company’s Condensed Consolidated Balance Sheets were as follows:

		Fair Value At
	Balance Sheet Location	August 2, 2025	November 2, 2024
Undesignated hedges related to forward foreign currency exchange contracts	Prepaid expenses and other current assets	$3,513	$6,538
Undesignated hedges related to forward foreign currency exchange contracts	Accrued liabilities	$7,464	$12,044
Interest Rate Exposure Management — The Company does not consider the risk of counterparty default to be significant. The gain or loss on the Company’s interest rate swap transactions attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps were recorded as follows:

	August 2, 2025
Balance Sheet Location	Loss on Swaps	Gain on Note
Accrued liabilities	$17,404	$—
Long-term debt	$—	$17,404
For information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements for further information.

Note 9 – Inventories
Inventories at August 2, 2025 and November 2, 2024 were as follows:

	August 2, 2025	November 2, 2024
Raw materials	$68,721	$93,608
Work in process	1,171,900	1,047,022
Finished goods	356,232	307,057
Total inventories	$1,596,853	$1,447,687
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
The Revolving Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of August 2, 2025, the Company was in compliance with these covenants.
Senior Notes
During the second quarter of fiscal 2025, the Company repaid the $400.0 million principal amount on its 2025 Notes, due April 2025.
On June 16, 2025, in an underwritten public offering, the Company issued $850.0 million aggregate principal amount of 4.250% senior notes due June 15, 2028 (the 2028 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing December 15, 2025. The net proceeds of the offering were $845.3 million, after discounts and issuance costs. Prior to May 15, 2028 (the date that is one month prior to the maturity date of the 2028 Notes), the Company may, at its option, redeem the 2028 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 2028 Notes matured on June 15, 2028) on a semi-annual basis at the applicable treasury rate plus 10 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2028 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after May 15, 2028, the Company may, at its option, redeem the 2028 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2028 Notes being redeemed plus accrued and unpaid interest thereon to the redemption date. The 2028 Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness.
On June 16, 2025, in an underwritten public offering, the Company issued $650.0 million aggregate principal amount of 4.500% senior notes due June 15, 2030 (the 2030 Notes) with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing December 15, 2025. The net proceeds of the offering were $645.5 million, after discounts and issuance costs. Prior to May 15, 2030 (the date that is one month prior to the maturity date of the 2030 Notes), the Company may, at its option, redeem the 2030 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 2030 Notes matured on June 15, 2030) on a semi-annual basis at the applicable treasury rate plus 10 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2030 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after May 15, 2030, the Company may, at its option, redeem the 2030 Notes, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2030 Notes being redeemed plus accrued and unpaid interest thereon to the redemption date. The 2030 Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness.
The 2028 Notes and the 2030 Notes were issued pursuant to a base indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented by a supplemental indenture, which contains certain covenants, events of default and other customary provisions. The covenants applicable to the 2028 Notes and the 2030 Notes limit the Company’s ability to incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into certain sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of August 2, 2025, the Company was in compliance with these covenants.
Note 11 – Income Taxes
On July 4, 2025, the reconciliation bill, commonly known as the One Big Beautiful Bill Act (OBBBA), was enacted into law. The OBBBA, among other things, eliminates the requirement to capitalize U.S. R&D expenses, permanently extends certain provisions of the Tax Cuts & Jobs Act of 2017 and modifies certain international tax provisions, including changes to the Global Intangible Low-Taxed Income (GILTI) and the foreign-derived intangible income regimes, with effective dates beginning in calendar year 2025 and extending through calendar year 2027. As the OBBBA was enacted during the Company’s fiscal quarter ended August 2, 2025, the Company has considered and reflected the impacts on the condensed consolidated financial statements. The Company is in the process of evaluating the financial statement impact of these provisions to future periods, but does not expect the OBBBA to have a material impact on the consolidated financial statements.
The Company accounts for GILTI under the deferred method. As a result of the enactment of the OBBBA, which revised the applicable GILTI tax rate for the Company’s fiscal years beginning in 2027 in the third quarter of fiscal 2025, the Company recorded a net deferred tax expense of $153.8 million related to the remeasurement of its GILTI-related deferred tax assets and liabilities.
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
During the second quarter of fiscal 2025, the Company received an assessment from the U.S. Internal Revenue Service (IRS) for fiscal 2018 and fiscal 2019, totaling approximately $267.0 million. The assessment excludes any penalties and interest. The assessment pertains to transfer pricing arrangements between the Company and one of its wholly-owned foreign subsidiaries. The Company firmly disagrees with this assessment and maintains that its transfer pricing is appropriate. Consequently, the Company has not recorded any additional tax liability related to fiscal 2018 and fiscal 2019 in relation to this issue, nor to any other periods. The Company intends to vigorously defend its original tax return position and is currently preparing for an appeal with the IRS. Should the IRS ultimately prevail regarding its assessments for fiscal 2018 and fiscal 2019, such a resolution, along with any potential impact on subsequent fiscal years, could have a material adverse effect on the Company’s income tax expense and net earnings in future periods.
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
Note 13 – Subsequent Events
On August 15, 2025, the Company increased the aggregate amount that it may issue under its commercial paper program from $2.5 billion to $3.0 billion outstanding at any time. For further information on the Company’s commercial paper program, see Note 13, Debt, in the Notes to Condensed Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K for the fiscal year-ended November 2, 2024, which was filed with the Securities and Exchange Commission on November 26, 2024.
On August 19, 2025, the Board of Directors of the Company declared a cash dividend of $0.99 per outstanding share of common stock. The dividend will be paid on September 16, 2025 to all shareholders of record at the close of business on September 2, 2025 and is expected to total approximately $487.0 million.

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

Results of Operations
Overview
Amounts in the tables below are reflected in thousands except per share amounts and percentages.

	Three Months Ended
	August 2, 2025	August 3, 2024	$ Change	% Change
Revenue	$2,880,348	$2,312,209	$568,139	25%
Gross margin %	62.1%	56.7%
Net income	$518,518	$392,232	$126,286	32%
Net income as a % of revenue	18.0%	17.0%
Diluted EPS	$1.04	$0.79	$0.25	32%

	Nine Months Ended
	August 2, 2025	August 3, 2024	$ Change	% Change
Revenue	$7,943,590	$6,983,952	$959,638	14%
Gross margin %	60.8%	56.8%
Net income	$1,479,604	$1,157,201	$322,403	28%
Net income as a % of revenue	18.6%	16.6%
Diluted EPS	$2.97	$2.32	$0.65	28%
We have a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. The fiscal year ending November 1, 2025 (fiscal 2025) is a 52-week fiscal year and fiscal 2024 was a 53-week fiscal year. The additional week in fiscal 2024 was included in the first quarter ended February 3, 2024. Therefore, the first nine months of fiscal 2025 included one less week of operations as compared to the first nine months of fiscal 2024.
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

	Three Months Ended
	August 2, 2025			August 3, 2024
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,285,041	45%	23%	$1,045,291	45%
Automotive	850,619	30%	22%	694,905	30%
Consumer	372,197	13%	21%	306,832	13%
Communications	372,491	13%	40%	265,181	11%
Total revenue	$2,880,348	100%	25%	$2,312,209	100%

	Nine Months Ended
	August 2, 2025			August 3, 2024
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$3,502,751	44%	9%	$3,223,111	46%
Automotive	2,445,391	31%	14%	2,136,173	31%
Consumer	1,009,614	13%	24%	817,436	12%
Communications	985,834	12%	22%	807,232	12%
Total revenue	$7,943,590	100%	14%	$6,983,952	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue increased 25% and 14% in the three- and nine-month periods ended August 2, 2025 as compared to the same periods of the prior fiscal year as a result of a broad-based increase in demand for our products.
In addition to increased demand, the increase in the nine-month period is due to customer inventory balances normalizing in the Industrial end market, the increases in the Automotive end market are primarily driven by increases from connectivity solutions, and the increases in the Communications end market are primarily driven by growth in the wireline sub-market from data center infrastructure build outs, primarily to support growth in artificial intelligence applications. The increases in the Consumer end market are primarily related to portable consumer products. These increases in the nine-month period were partially offset by the impact of an additional week of operations in the first quarter of fiscal 2024 as compared to the first quarter of fiscal 2025.
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

	Three Months Ended
	August 2, 2025		August 3, 2024
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,592,407	55%	$1,332,244	58%
Direct customers	1,240,924	43%	940,317	41%
Other	47,017	2%	39,648	2%
Total revenue	$2,880,348	100%	$2,312,209	100%

	Nine Months Ended
	August 2, 2025		August 3, 2024
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$4,447,959	56%	$4,115,836	59%
Direct customers	3,386,571	43%	2,753,885	39%
Other	109,060	1%	114,231	2%
Total revenue	$7,943,590	100%	$6,983,952	100%

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
Gross Margin

	Three Months Ended				Nine Months Ended
	August 2, 2025	August 3, 2024	$ Change	% Change	August 2, 2025	August 3, 2024	$ Change	% Change
Gross margin	$1,789,748	$1,311,239	$478,509	36%	$4,831,661	$3,965,215	$866,446	22%
Gross margin %	62.1%	56.7%			60.8%	56.8%
Gross margin percentage increased by 540 and 400 basis points in the three- and nine-month periods ended August 2, 2025 as compared to the same periods of the prior fiscal year, primarily due to higher utilization of our factories as a result of increased customer demand as well as a decrease in amortization expense related to acquired intangible assets.
Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	August 2, 2025	August 3, 2024	$ Change	% Change	August 2, 2025	August 3, 2024	$ Change	% Change
R&D expenses	$454,251	$362,671	$91,580	25%	$1,298,980	$1,108,960	$190,020	17%
R&D expenses as a % of revenue	16%	16%			16%	16%
R&D expenses increased in the three- and nine-month periods ended August 2, 2025, as compared to the same periods of the prior fiscal year, primarily as a result of higher R&D employee-related variable compensation expenses and higher salary and benefit expenses. R&D expenses as a percentage of revenue will fluctuate from year-to-year depending on the amount of revenue and the success of new product development efforts, which we view as critical to our future growth. We expect to continue the development of innovative technologies and processes for new products. We believe that a continued commitment to R&D is essential to maintain product leadership with our existing products as well as to provide innovative new product offerings.

Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	August 2, 2025	August 3, 2024	$ Change	% Change	August 2, 2025	August 3, 2024	$ Change	% Change
SMG&A expenses	$325,706	$257,213	$68,493	27%	$913,171	$791,420	$121,751	15%
SMG&A expenses as a % of revenue	11%	11%			11%	11%
SMG&A expenses increased in the three- and nine-month periods ended August 2, 2025, as compared to the same periods of the prior fiscal year, primarily as a result of higher SMG&A employee-related variable compensation expenses and higher salary and benefit expenses.
Amortization of Intangibles

	Three Months Ended				Nine Months Ended
	August 2, 2025	August 3, 2024	$ Change	% Change	August 2, 2025	August 3, 2024	$ Change	% Change
Amortization expenses	$187,415	$187,754	$(339)	—%	$562,245	$567,030	$(4,785)	(1)%
Amortization expenses as a % of revenue	7%	8%			7%	8%
Amortization expenses decreased in the three- and nine-month periods ended August 2, 2025, as compared to the same periods of the prior fiscal year, primarily as a result of a portion of our acquired intangible assets becoming fully amortized during fiscal 2024.
Special Charges, Net

	Three Months Ended				Nine Months Ended
	August 2, 2025	August 3, 2024	$ Change	% Change	August 2, 2025	August 3, 2024	$ Change	% Change
Special charges, net	$4,348	$12,282	$(7,934)	(65)%	$69,980	$34,399	$35,581	103%
Special charges, net decreased in the three-month period ended August 2, 2025, as compared to the same period of the prior fiscal year, primarily due to decreased charges related to our Global Repositioning Actions. Special charges, net increased in the nine-month period ended August 2, 2025, as compared to the same period of the prior fiscal year, primarily due to charges related to our Global Repositioning Actions recorded in the first quarter of fiscal 2025. See Note 5, Special Charges, Net, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Nonoperating Expense (Income)

	Three Months Ended			Nine Months Ended
	August 2, 2025	August 3, 2024	$ Change	August 2, 2025	August 3, 2024	$ Change
Total nonoperating expense (income)	$54,619	$68,328	$(13,709)	$162,372	$202,394	$(40,022)
The year-over-year decrease in nonoperating expense (income) in the three-month period ended August 2, 2025, as compared to the same period of the prior fiscal year, was primarily due to lower foreign currency expenses and lower interest expense on our debt obligations.
The year-over-year decrease in nonoperating expense (income) in the nine-month period ended August 2, 2025, as compared to the same period of the prior fiscal year, was primarily due to the result of higher interest income on our cash, cash equivalents and short-term investments, lower interest expense on our debt obligations and lower foreign currency expenses.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 2, 2025	August 3, 2024	$ Change	August 2, 2025	August 3, 2024	$ Change
Provision for income taxes	$244,891	$30,759	$214,132	$345,309	$103,811	$241,498
Effective income tax rate	32.1%	7.3%		18.9%	8.2%
The tax rates for the three- and nine-month periods ended August 2, 2025 increased primarily due to a net deferred tax expense of $153.8 million recorded in the third quarter of fiscal 2025 related to the remeasurement of our GILTI-related deferred tax assets and liabilities attributable to the passage of the OBBBA.
Net Income

	Three Months Ended				Nine Months Ended
	August 2, 2025	August 3, 2024	$ Change	% Change	August 2, 2025	August 3, 2024	$ Change	% Change
Net income	$518,518	$392,232	$126,286	32%	$1,479,604	$1,157,201	$322,403	28%
Net income as a % of revenue	18.0%	17.0%			18.6%	16.6%
Diluted EPS	$1.04	$0.79			$2.97	$2.32
Net income increased in the three-month period ended August 2, 2025, as compared to the same period of the prior fiscal year, as the result of a $326.7 million increase in operating income and a $13.7 million decrease in nonoperating expense (income), partially offset by a $214.1 million increase in provision for income taxes.
Net income increased in the nine-month period ended August 2, 2025, as compared to the same period of the prior fiscal year, as the result of a $523.9 million increase in operating income and a $40.0 million decrease in nonoperating expense (income), partially offset by a $241.5 million increase in provision for income taxes.
Liquidity and Capital Resources
At August 2, 2025, our principal source of liquidity was $3.5 billion of cash, cash equivalents and short-term investments, of which approximately $2.3 billion was held in the United States, and the balance of which was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash, cash equivalents and short-term investments consist of highly liquid investments, including money market funds and corporate and bank obligations. We maintain these balances with counterparties with high credit ratings, and continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Nine Months Ended
	August 2, 2025	August 3, 2024
Net cash provided by operating activities	$3,111,392	$2,801,712
Net cash provided by operations as a % of revenue	39%	40%
Net cash used for investing activities	$(1,096,216)	$(993,244)
Net cash used for financing activities	$(1,685,327)	$(660,497)
The following changes contributed to the net change in cash and cash equivalents in the nine-month period ended August 2, 2025 as compared to the same period in fiscal 2024.

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities during the nine-month period ended August 2, 2025, as compared to the same period of the prior fiscal year, was mainly the result of higher net income adjusted for non-cash items.
Investing Activities
Investing cash flows generally consist of purchases of property, plant and equipment, available-for-sale investments and acquisitions of other businesses. The change in investing cash flows during the nine-month period ended August 2, 2025, as compared to the same period of the prior fiscal year, was primarily the result of changes in our short-term investments and a decrease in cash used for capital expenditures as the rate of spending on our global resiliency and hybrid manufacturing footprint moderated. The change in investing cash flows also included net proceeds from the sale of property, plant and equipment during the second quarter of fiscal 2025, partially offset by cash paid for an acquisition in the first quarter of fiscal 2025.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The change in cash used for financing activities during the nine-month period ended August 2, 2025, as compared to the same period of the prior fiscal year, was primarily the result of higher common stock repurchases and higher dividend payments to shareholders.
Working Capital

	August 2, 2025	November 2, 2024	$ Change	% Change
Accounts receivable	$1,553,259	$1,336,331	$216,928	16%
Days sales outstanding*	46	46
Inventory	$1,596,853	$1,447,687	$149,166	10%
Days cost of sales in inventory*	130	127
_______________________________________
*We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The increase in accounts receivable in dollars was primarily the result of variations in the timing of collections and billings and increased revenue levels in the third quarter of fiscal 2025 as compared to the fourth quarter of fiscal 2024.
Inventory increased primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities decreased to $2,979.0 million at August 2, 2025 as compared to $2,988.3 million at the end of fiscal 2024 primarily due to the repayment of approximately $400.0 million of debt during the second quarter of fiscal 2025 partially offset by higher accrued liabilities.

Debt
As of August 2, 2025, our debt obligations consisted of the following:

Principal Amount Outstanding
Commercial paper notes	$548,665
2026 Notes, due December 2026	900,000
2027 Notes, due June 2027	440,212
2028 Notes, due June 2028	850,000
2028 Notes, due October 2028	750,000
2030 Notes, due June 2030	650,000
2031 Notes, due October 2031	1,000,000
2032 Notes, due October 2032	300,000
2034 Notes, due April 2034	550,000
2036 Notes, due December 2036	144,278
2041 Notes, due October 2041	750,000
2045 Notes, due December 2045	332,587
2051 Notes, due October 2051	1,000,000
2054 Notes, due April 2054	550,000
Total debt	$8,765,742
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of August 2, 2025, we were in compliance with these covenants.
Commercial Paper Program
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $2.5 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of August 2, 2025, we had $548.7 million of outstanding borrowings under the commercial paper program recorded in the Condensed Consolidated Balance Sheet. In August 2025, during our fourth fiscal quarter, we increased the aggregate amount we may issue under our commercial paper program from $2.5 billion to $3.0 billion outstanding at any time. We use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.
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
The Revolving Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default. The events of default include, among others, nonpayment of principal, interest, fees or other amounts, failure to perform certain covenants, cross-defaults to certain other indebtedness, insolvency or bankruptcy, customary ERISA defaults or the occurrence of a change of control. The negative covenants include limitations on liens and mergers and other fundamental changes, among others. The Revolving Credit Agreement also requires we maintain a ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges of no less than 3.00 to 1.00 for any fiscal quarter ending thereafter. As of August 2, 2025, we were in compliance with these covenants.

Stock Repurchase Program
As of August 2, 2025, our Board of Directors had authorized us to repurchase an aggregate of $26.7 billion of our common stock under our common stock repurchase program and $10.3 billion remained available for repurchases under the program. The repurchased shares are held as authorized but unissued shares of common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have utilized the entire amount authorized for repurchases of shares under the program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $318.4 million in the first nine months of fiscal 2025. We expect capital expenditures for fiscal 2025 to be between approximately 4% and 6% of fiscal 2025 revenue as spending returns to our long-term operating model. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On August 19, 2025, our Board of Directors declared a cash dividend of $0.99 per outstanding share of common stock. The dividend will be paid on September 16, 2025 to all shareholders of record at the close of business on September 2, 2025 and is expected to total approximately $487.0 million. We currently expect quarterly dividends to continue in future periods. The declaration of any future quarterly dividends, or a future increase in the quarterly dividend amount, will be at the discretion of the Board of Directors and will be dependent upon our financial position, results of operations, outlook, liquidity and other factors deemed relevant by the Board of Directors.
Contractual Obligations
In the third quarter of fiscal 2025, we issued $850.0 million aggregate principal amount of 4.250% senior unsecured notes due June 15, 2028 (2028 Notes) and $650.0 million aggregate principal amount of 4.500% senior unsecured notes due June 15, 2030 (2030 Notes). The 2028 Notes and the 2030 Notes have semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing December 15, 2025. For additional information, see Note 10, Debt, in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We are subject to market risks related to our financial instruments, including those identified in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended November 2, 2024, which was filed with the Securities and Exchange Commission on November 26, 2024. There were no material changes in the nine-month period ended August 2, 2025 to the information identified in the Annual Report on Form 10-K for the fiscal year ended November 2, 2024.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 2, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 2, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 2, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 4, 2025 through May 31, 2025	1,217,136	$214.45	1,195,522	$11,095,423,271
June 1, 2025 through June 28, 2025	1,402,921	$228.08	1,396,080	$10,777,025,002
June 29, 2025 through August 2, 2025	2,061,232	$235.04	2,052,170	$10,294,691,776
Total	4,681,289	$227.60	4,643,772	$10,294,691,776

(a)Includes an aggregate of 37,517 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted or terminated by our directors or officers during the third quarter of fiscal 2025 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (Rule 10b5-1 trading arrangement).

Name and Title	Action	Date of Adoption/ Termination	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Vincent Roche Chief Executive Officer and Chair of the Board of Directors	Termination	May 23, 2025 (1)	Until May 1, 2026, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 140,000 shares (2)
Vincent Roche Chief Executive Officer and Chair of the Board of Directors	Adoption	May 23, 2025 (1)	Until May 1, 2026, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 90,000 shares
(1)Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a Rule 10b5-1 trading arrangement originally adopted on March 13, 2025.
(2)As of the date of termination, no shares of our common stock had been sold under the Rule 10b5-1 trading arrangement.
None of our officers or directors adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of fiscal 2025.

ITEM 6.	Exhibits

Exhibit No.	Description
4.1
Supplemental Indenture, dated June 16, 2025, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the forms of note contained therein), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 16, 2025.

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

ANALOG DEVICES, INC.

Date: August 20, 2025	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: August 20, 2025	By:	/s/ Richard C. Puccio, Jr.
Richard C. Puccio, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)