Form 10-K
period 2025-11-01
ANALOG DEVICES INC
filed 2025-11-25
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $81,121,000,000 based on the last reported sale of the Common Stock on The Nasdaq Global Select Market on May 3, 2025. Shares of voting and non-voting stock beneficially owned by executive officers, directors and holders of more than 5% of the outstanding stock have been excluded from this calculation because such persons or institutions may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.
As of November 1, 2025, there were 489,654,097 shares of Common Stock, $0.16 2/3 par value per share, outstanding.
Documents Incorporated by Reference

Document Description	Form 10-K Part
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held March 11, 2026	III

Note About Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “potential,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections regarding our future financial performance or results; the effects of business, economic, political, legal and regulatory impacts or conflicts upon our global operations; our anticipated growth and trends in our businesses; changes in demand for semiconductors and the related changes in demand and supply for our products; manufacturing delays, product availability, and supply chain disruptions; our ability to recruit or retain our key personnel; our future liquidity, capital needs and capital expenditures; our development of technologies and processes and research and development investments; our future market position and expected competitive changes in the marketplace for our products; our plans to pay dividends or repurchase stock; servicing our outstanding debt; our plans to borrow under our fourth amended and restated revolving credit agreement, and issue notes under our commercial paper program and the planned use of proceeds from such borrowing and issuing; our expected tax rate; the effect of tax examinations and audits and changes in or the application of new or revised tax laws; expected cost savings; the effect of new accounting pronouncements; and other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

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
The Intelligent Edge is characterized by ubiquitous sensing, hyper-scale and edge computing, artificial intelligence (AI) and pervasive connectivity. These technological trends drive new generations of applications that expand the demand for Analog Devices’ high-performance analog, mixed-signal, power and RF ICs. We have positioned our business to capitalize on these long-term growth opportunities and to deliver innovative solutions across industries. Central to our strategy is our focus on solving challenges that our customers face across the most impactful application areas. This strategy is built around the following key priorities, which we believe will continue to drive our long-term success:
•Efficient use of capital. Research and development (R&D) is critical to continuing our cycle of innovation, driven by a diverse array of engineering talent who “engineer good” for our planet and society. We are committed to realizing targeted shareholder value creation from acquisitions to complement our R&D and drive long-term value creation. Through the development of cutting-edge innovations and our ability to solve difficult problems across a broad array of applications, we generate significant cash flow and are committed to delivering strong shareholder returns.
•Deepening customer-centricity. Close customer relationships influence all aspects of our business: from our broad range of product portfolios and application expertise to manufacturing capabilities in high-performance power management and precision and high-speed signal processing technologies. We believe that our engineering talent continues to be an important competitive differentiator in the semiconductor space that will enable us to deepen our relationships with customers. We strive to be the destination for the world’s best engineering talent, with a team of approximately 13,000 engineers. Together, our products and our engineering talent enable us to partner with our customers, leveraging our analog domain expertise and the full breadth of our technology capabilities to develop complete and innovative solutions.
•Capitalizing on secular trends. We are positioned to capitalize on critical long-term growth trends to drive advancements in digitized factories, mobility and digital healthcare, combat climate change and reliably connect humans and the world. We are well aligned with the key B2B markets driving the increase in data at the Intelligent Edge and will continue to be a critical partner in the collection, creation and communication of our customers’ edge data. In addition, we incorporate AI capabilities across our technologies, business operations, products and services to enhance performance and drive smarter, more efficient solutions.
We were incorporated in Massachusetts in 1965 with our corporate headquarters near Boston in Wilmington, Massachusetts. We have manufacturing facilities primarily in the United States, Ireland and Southeast Asia. Our common stock is listed on the Nasdaq Global Select Market under the symbol ADI and is included in the Standard & Poor’s 500 Index. Our fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October; November 1, 2025 (fiscal 2025) was a 52-week fiscal period, while the fiscal year ended November 2, 2024 (fiscal 2024) was a 53-week fiscal period and the fiscal year ended October 28, 2023 (fiscal 2023) was a 52-week fiscal period. The additional week in fiscal 2024 was included in the first quarter ended February 3, 2024. Therefore, fiscal 2025 and fiscal 2023 include one less week of operations as compared to fiscal 2024.

Available Information
We maintain a website with the address www.analog.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including exhibits), and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). We also make available on our website our by-laws, corporate governance guidelines, the charters for the committees of our Board of Directors, our code of business conduct and ethics, which applies to our directors, officers and employees, and other governance documents. Such information is available in print and free of charge to any shareholder of Analog Devices who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC or Nasdaq.
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
Our analog and mixed-signal IC technology have been the foundation of our business for six decades, and we are one of the world’s largest suppliers of high-performance analog ICs. Our analog signal processing ICs are primarily high-performance devices, offering higher dynamic range, greater bandwidth and other enhanced features. We believe that the principal advantages these products have as compared to competitors’ products include higher accuracy, higher speed, smaller size, lower power consumption and fewer components, resulting in improved performance and reliability. Our product portfolio includes several thousand analog ICs, many of which can have several hundred end customers. Our analog ICs typically have long product life cycles. Our customers include original equipment manufacturers (OEMs) and customers who build electronic subsystems for integration into larger systems.
We continue to expand our capabilities in software, digital platforms and AI to support the evolving needs of our customers and markets. These efforts are intended to enhance system-level performance, improve design efficiency, reduce complexity and help customers accelerate time to market for their products and solutions. Our strategic goal is to bridge the domains of analog and mixed-signal, digital and embedded and AI and software technologies to enable intelligent systems that can sense, process and respond to real-world conditions. This integrated approach supports the development of differentiated solutions across industrial, automotive, communications, consumer and healthcare applications.
Our product offerings include more than 75,000 stock keeping units (SKUs) that can be aggregated into the following general categories:
•Analog and Mixed Signal—We are a leading supplier of data converter products. Data converters translate real-world analog signals into digital data and also translate digital data into analog signals. Data converters remain our largest and most diverse product family and an area where we are continuously innovating to enable our customers to redefine and differentiate their products. Our converter products combine sampling rates and accuracy with the low noise, power, price and small package size required by industrial, automotive, consumer and communications electronics.

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
•Amplifiers/RF and Microwave—We are also a leading supplier of high-performance amplifiers which are used to condition analog signals. High performance amplifiers emphasize the performance dimensions of speed and precision. Within this product portfolio we provide precision, instrumentation, high-speed, intermediate frequency/RF/microwave, broadband and other amplifiers. Our analog product line also includes a broad portfolio of high-performance RF and microwave ICs covering the entire RF signal chain. Our high-performance RF and microwave ICs support the high-performance requirements of cellular infrastructure and a broad range of applications in our target markets, including instrumentation, aerospace and automotive.
•Sensors & Actuators—Our analog technology portfolio is comprised of sensor and actuator products, including products based on micro-electro-mechanical systems (MEMS) technology. MEMS technology enables us to build extremely small sensors that incorporate an electromechanical structure and the supporting analog circuitry for conditioning signals obtained from the sensing element. Our MEMS product portfolio includes accelerometers used to sense acceleration, gyroscopes used to sense rotation, inertial measurement units used to sense multiple degrees of freedom combining multiple sensing types along multiple axes, and broadband switches suitable for radio and instrument systems. We offer other high-performance sensors, from temperature to magnetic fields, that are deployed in a variety of systems. In addition to sensor products, our other analog product category includes isolators that enable designers to implement isolation in designs without the cost, size, power, performance and reliability constraints found with optocouplers.
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
•Interface—Includes general purpose analog ICs whose primary function is to modify or shape the signal in order to ensure signal integrity for transmission over a distance through a physical medium such as a wire, cable, waveguide or tracks within a printed circuit board. These include devices that shape the signal for transmission over the medium or reconstruct the received signal after transmission to recover the intended signal integrity.
•Software, Digital Platforms and Artificial Intelligence—As part of our evolution from a component supplier to a full-system and solutions provider, we recently introduced an upgrade to our open-source embedded development platform, CodeFusion Studio 2.0, designed to support embedded system design through integrated workflows for signal processing, edge computing and connectivity. CodeFusion Studio 2.0 facilitates prototyping and deployment of applications on ADI platforms and is intended to reduce development time and improve system integration. In fiscal 2025, we also launched Power Studio, a digital simulation and design ecosystem integrating new system-level and IC-level design capabilities into a single product family. Together, the Power Studio family of products is designed to enable faster time to market by streamlining power management design and optimization. These platforms are part of our broader Physical Intelligence vision, which seeks to leverage our deep expertise in electro-physical systems to develop and fine-tune foundational AI models that can reason about and interact with the real world. This initiative integrates signal, power, sensing, time-series sampling, actuation and more to support autonomous operation and enhanced system responsiveness. These software and AI-driven capabilities complement our existing product portfolio and support our strategy to deliver differentiated solutions that address complex customer requirements.
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
Markets
The breakdown of our annual revenue by end market is set out in the table below:

End Market*	Percent of Fiscal 2025 Revenue	Percent of Fiscal 2024 Revenue	Percent of Fiscal 2023 Revenue
Industrial	45%	46%	53%
Automotive	30%	30%	24%
Consumer	13%	13%	10%
Communications	13%	12%	13%
*The sum of the individual percentages may not equal 100% due to rounding.
The following describes some of the characteristics of, and customer products within, our major end markets of Industrial, Automotive, Communications and Consumer:
Industrial — Our industrial market includes the following sectors:
Industrial Automation — We are a leader in industrial automation demonstrated through our delivery of robust, high-performance solutions derived from our expertise in deep motion and process control and precision sensing measurement and interpretation, which translate into expansive connectivity and power capabilities. We take real-world phenomena in the most complex environments on the factory floor and translate them into valuable insights and outcomes. We co-create with customers to architect robotics systems and solutions that improve dynamic behavior and precision while enhancing worker safety, machine health and manufacturing flexibility. Our industrial automation market includes applications such as:

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
• Environmental and process analysis
Aerospace/Defense — The defense, commercial avionics and space markets all require high-performance ICs that meet rigorous environmental and reliability specifications. Many of our ICs can be supplied in versions that meet these standards. In addition, many products can be supplied to meet the standards required for broadcast satellites and other commercial space applications. Most of our products sold in this market are specially tested versions of products derived from our standard product offering. As end systems are becoming more complex, many of our customers in this market also look for us to provide higher levels of integration in order to minimize size, weight and power and to improve ease-of-use. As such, we also sell products in the form of system in package (SiPs), printed circuit board assemblies, modules and subsystems. Customer products include applications such as:

• Navigation systems	• Radar systems
• Space and satellite communications	• Security devices
• Communication systems	• Electronic surveillance and countermeasures
Healthcare — The healthcare market is evolving in response to the need for increased access to better and more affordable care, as well as a growing focus on preventative healthcare and the need to better and more cost effectively manage chronic conditions. To help achieve this, we collaborate with customers and partners on innovative solutions designed to achieve better outcomes for patients and more efficient workflows for physicians at reduced costs. Our offerings include both standard and application-specific hardware, software and service-based products and are used in applications such as:

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
Automotive — We develop differentiated, high-performance signal processing technologies that enable intelligent, efficient and immersive mobility solutions across electrification, digital cabin systems and autonomous platforms. Collaborating with global mobility solution providers, we deliver a comprehensive portfolio of analog, digital, power and sensor ICs engineered to meet the complex demands of modern mobility systems. Our innovations in precision sensing, edge processing and connectivity empower real-time insights and system-level intelligence, helping transform mobility platforms into dynamic, software-defined environments. These technologies support immersive user experiences, optimize energy efficiency and enable mission-critical perception and navigation capabilities across a wide range of mobility applications. Our solutions are deployed in applications such as:

•	Audio, voice processing and connectivity	•	Battery monitoring and management systems
•	Video processing and networking	•	Intelligent power solutions

Communications — Our communications market includes the following sectors:
Wireless Communications — The demand for ubiquitous global connectivity continues to drive the need for wireless network infrastructure. This market requires a range of high-performance RF communications ICs and solutions. Wireless technology relies on the conversion and processing of signals in both analog and digital domains to transmit and receive data over the air. Our high-performance RF and mixed-signal products are designed to deliver higher speed connectivity with lower latency and improved energy efficiency to mobile operators and network providers. In addition, we enable signal chains and advanced processing across the wireless spectrum supporting a diverse range of end systems. In wireless communication applications, our products are incorporated into:

• Cellular base station equipment	• Satellite and terrestrial broadband access equipment
• Microwave backhaul systems	• Two-way radio communication devices
• Fixed wireless access systems
Data Center — This market is driven by rapid adoption of AI, machine learning and hyperscale architectures, which require advanced power delivery, thermal management and high-speed connectivity solutions to address the growing demand for high-performance computing and cloud infrastructure. Our offerings in this space include:

• Power management solutions	• Optical and high-speed connectivity
• Energy optimization
Consumer — To address the market demand for state of the art personal and professional entertainment systems and the consumer demand for high quality user interfaces, music, movies and photographs, we have developed analog, digital and mixed-signal and power solutions that meet the rigorous cost and time-to-market requirements of the consumer electronics market. The emergence of high-performance, feature-rich consumer products has created a market for our high-performance ICs with a high level of specific functionality that enables best in class user experience and battery management. These products include:

• Portable devices (smartphones, tablets, handheld gaming and wearable technology) for media and vital signs monitoring applications	• Prosumer audio/video equipment
• Hearable devices (headphones, earbuds and hearing health)
See Note 4, Industry, Segment and Geographic Information, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information about our products by end market.
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
Seasonality
Our sales are subject to a varying degree of seasonality. Historically, sales to customers during our first fiscal quarter have been lower than other quarters due to plant shutdowns at some of our customers. In addition, as explained in our risk factors contained in Item 1A of this Annual Report on Form 10-K, our revenue is more likely to be influenced on a quarter-to-quarter basis by cyclicality in the semiconductor industry.
We believe that a number of factors should be used to assess future customer demand, including backlog, macroeconomic trends, customer insights and current customer bookings as compared to billings (book-to-bill) ratio. We define backlog to mean firm orders from a customer or distributor with a requested delivery date within thirteen weeks. However, backlog may be impacted by the tendency of customers to rely on shorter lead times available from suppliers, including us, in periods of depressed demand. In periods of increased demand, there is a tendency towards longer lead times that has the effect of increasing backlog, and in some instances, we may not have manufacturing capacity sufficient to fulfill all orders. As is customary in the semiconductor industry, we allow most orders to be canceled within a reasonable notification period or deliveries to be delayed by customers without significant penalty, while also allowing certain distributors to receive price adjustment credits and to return qualifying products for credit, typically as determined by us, in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory.
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
Our IC products are fabricated on proprietary processes at our internal production facilities in Wilmington, Massachusetts; Camas, Washington; Beaverton, Oregon; and Limerick, Ireland and also on a mix of proprietary and non-proprietary processes at third-party wafer fabricators. We currently source more than half of our wafer requirements annually from third-party wafer fabrication foundries, such as Taiwan Semiconductor Manufacturing Company (TSMC) and others, and the remainder is sourced internally. In addition, we operate an assembly, wafer sort and testing facility in Penang, Malaysia and wafer sort and test facilities in the Philippines and Thailand. We also make extensive use of third-party subcontractors for the assembly and testing of our products. See Note 2e, Property, Plant and Equipment, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information about our held for sale facility in Penang, Malaysia.
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
Patents and Intellectual Property Rights
We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secrets. We have a program to file applications for and obtain patents, copyrights and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained a substantial number of patents and trademarks in the United States and in other countries. As of November 1, 2025, we held approximately 4,780 U.S. patents and approximately 500 published pending U.S. patent applications. There can be no assurance, however, that the rights obtained can be successfully enforced against infringing products in every jurisdiction. While our patents, copyrights, trademarks and trade secrets provide some advantage and protection, we believe our competitive position and future success is largely determined by such factors as the system and application knowledge, innovative skills, technological expertise and management ability and experience of our personnel; the range and success of new products being developed by us; our market brand recognition and ongoing marketing efforts; and customer service and technical support. Although it is generally our policy to seek patent protection for significant inventions that may be patented, we may elect, in certain cases, not to seek patent protection even for significant inventions, if we determine other protection, such as maintaining the invention as a trade secret, to be more advantageous. We also have trademarks that are used in the conduct of our business to distinguish genuine Analog Devices products, and we maintain cooperative advertising programs to promote our brands and identify products containing genuine Analog Devices components.

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
Environment, Social and Governance
We are a signatory to the United Nations Global Compact and the Business Ambition for 1.5°C campaign, as well as a member of the Responsible Business Alliance. Our Environment, Social and Governance (ESG) aspirations and programs, including our climate targets and our approach to ethical business conduct and ethics and applying fair labor standards, are communicated in our 2024 ESG Report. The ESG Report is available on our website at www.analog.com/corporate-responsibility. The contents of our website and the information contained in our ESG Report are not incorporated by reference into this Annual Report on Form 10-K.
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
We have programs and management systems in place to protect the environment and the health and safety of our employees, customers and the public. We endeavor to adhere to applicable environment, health and safety (EHS) regulatory and industry standards across all of our facilities, and to encourage pollution prevention, manage our water and energy consumption, control waste streams to divert from landfills and strive towards continual improvement. We endeavor to achieve excellence in EHS management practices as an integral part of our total quality management system.
Our EHS management systems in all of our manufacturing facilities are certified to ISO 14001:2015 for environmental management and ISO 45001:2018 for occupation health and safety. Our industrial hygiene surveillance program is designed to minimize and prevent exposures in the workplace. We use two industry standard metrics to assess injury performance and trends worldwide. In fiscal 2025 and fiscal 2024, our global injury rates were lower than the U.S. semiconductor industry benchmark.
Our manufacturing facilities are subject to numerous and increasingly strict federal, state, local and foreign laws and regulations, particularly with respect to the transportation, storage, handling, use, emission, discharge and disposal of certain chemicals used or produced in the semiconductor manufacturing process. Our products are subject to increasingly stringent regulations regarding substance content in jurisdictions where we do business. Contracts with many of our customers reflect these and additional compliance standards. Substance content of our products includes materials that are subject to reporting requirements, including conflict minerals. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, financial condition or competitive position. There can be no assurance, however, that current or future ESG laws and regulations will not impose costly requirements upon us. Any failure by us to comply with applicable laws, regulations and contractual obligations could result in fines, suspension of production, the need to alter manufacturing processes and legal liability.
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
Core to our empowerment strategy is building a culture of inclusion across the organization. We are working to achieve this by expanding the diversity of our workforce, creating growth and development opportunities for our employees, embracing different perspectives and fostering an inclusive work environment for all. In addition, we encourage employees to develop different networks open to all employees, which contribute to our broader diversity and inclusion initiatives. Our current employee networks include the Analog Veterans Network, Neurodiversity Network, People of Color and Allies Network, Pride Network, Women’s Leadership Network and Young Professionals Network. As noted in “Environment, Social and Governance” above, we published our 2024 ESG Report which details our sustainability efforts, operations efficiency, employee engagement and governance, and also provides a look at the state of our organization and an overview of some of the initiatives we have launched to drive continuous improvements across inclusion, opportunity for all and equitable practices.
As of November 1, 2025, we had approximately 24,500 employees, of whom approximately 13,000 are in engineering roles. Approximately 60% of our workforce is male and 40% female. Our senior leadership team is 73% male and 27% female, while manager roles are approximately 75% male and 25% female. 40% of the members of our Board of Directors are female. For fiscal 2025, our voluntary employee turnover rate was approximately 7.2%.
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
In order to ensure that we are meeting our human capital objectives, we regularly conduct employee surveys to evaluate the effectiveness of our employee and compensation programs and to identify opportunities for improvement across the company. Our latest survey, completed in fiscal 2025, reflected a strong participation rate among employees, and the results indicated employee satisfaction in areas such as teamwork, collaboration, leadership support, manager availability and skill development, while also supporting communication, decision speed and removing barriers to execution. Our dual focus of being a great place to work and providing industry-leading benefits and work culture has led to strong employee satisfaction and pride that has been recognized across the globe, as evidenced with the following awards: TIME World’s Most Sustainable Companies (2025), TIME World’s Best Companies (2024, 2023), Forbes America’s Best Employers for Company Culture (2025), Forbes America’s Best Large Employers (2024) and Newsweek America’s Most Responsible Companies (2025).

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
We have significant operations and manufacturing facilities outside the United States, including in Ireland, the Philippines, Thailand and Malaysia. A significant portion of our revenue is derived from customers in international markets, and we expect that international sales will continue to account for a significant portion of our revenue in the future. As a result of our international operations, our business, financial condition and results of operations could be negatively impacted by, among others, the following factors:
•political, legal and economic changes, crises or instability and civil unrest that may impact markets in which we do business, such as macroeconomic weakness related to trade and political disputes between the United States and Europe or China, tensions across the Taiwan Strait that may adversely affect our operations in Taiwan, our customers and the technology industry supply chain, and the ongoing conflict between Russia and Ukraine and tensions in Israel and the Middle East;
•trade policy, commercial, travel, export or taxation disputes or restrictions, import, export or sector-based tariffs, changes to export classifications or other restrictions imposed by the U.S. government or by the governments of the countries in which we do business, particularly with respect to China;
•compliance requirements of customs and export regulations, including the Export Administration Regulations and the International Traffic and Arms Regulations;
•currency conversion risks and exchange rate and interest rate fluctuations and uncertainty;
•instability of global credit and financial markets due to uncertainty and adverse macroeconomic conditions such as inflation, tariffs and trade restrictions, high interest rates, bank failures and slower economic growth or recession that could, among other impacts, affect our ability to timely access external financing sources on acceptable terms or lead to financial difficulties or uncertainty of our customers, suppliers and distributors exposing us to late payments, cancelled orders and inventory challenges;
•sanctions imposed by the U.S. government or by the governments in countries in which we do business, which could adversely impact our business by preventing us from performing existing contracts, recognizing revenue, pursuing new business opportunities or receiving payment for products already supplied to customers;
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
•natural disasters, public health emergencies or other catastrophic events;
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
Many of these factors and risks are present and may be exacerbated within our business operations in China. For example, changes in U.S.-China relations, the political environment or international trade policies could result in further revisions to laws or regulations or their interpretation and enforcement, increased taxation, trade sanctions, the imposition of additional import or export duties and tariffs, restrictions on imports or exports, currency revaluations or retaliatory actions, which have had and may continue to have an adverse effect on our business plans and operating results. In addition, export restrictions limit our ability to sell to certain Chinese companies and to third parties that do business with those companies. These restrictions, which have continued to expand over the past several years, have impacted our revenues and results of operations in China and elsewhere. These and similar restrictions have created, and may continue to create, uncertainty and caution with our current or prospective customers and may cause them to amass large inventories of our products, replace our products with products from another supplier that is not subject to the export restrictions or focus on building indigenous semiconductor capacity to reduce reliance on U.S. suppliers. Furthermore, if these export restrictions cause our current or potential customers to view U.S. companies as unreliable, we could suffer reputational damage or lose business to foreign competitors who are not subject to such export restrictions, and our business could be materially harmed. We continue to evaluate the impact of these restrictions on our business as they are updated and expanded, and we expect that they may continue to have direct and indirect adverse impacts on our revenues and results of operations in China and elsewhere. In addition, our success may be adversely affected by China’s continuously evolving policies, laws and regulations, including those relating to imports and exports, rare earth materials, antitrust, AI, cybersecurity, data protection and data privacy, the environment, indigenous innovation, the promotion of a domestic semiconductor industry, intellectual property rights and enforcement and protection of those rights.
Recently announced and future tariffs and other trade restrictions could materially and adversely affect our business, financial condition and results of operations.
In 2025, the U.S. government announced a series of tariffs, including tariffs targeting a broad range of imports and targeted tariffs on goods from specific countries and industries. In response, many countries imposed reciprocal tariffs and other trade restrictions on the United States. Although many of these tariffs, countermeasures and other trade restrictions have since been eased or paused, their initial announcements triggered considerable volatility in global markets and heightened economic uncertainty, and the global trade situation, particularly between the United States and China, continues to be highly dynamic. Further, throughout 2025 the U.S. government has initiated numerous investigations into products and industries under Section 232 of the Trade Expansion Act of 1962. For example, in April 2025, the Department of Commerce launched an investigation into the national security impacts of imported semiconductors and semiconductor manufacturing equipment. While the results of this investigation remain unknown, it is expected to result in additional tariffs and trade restrictions that may adversely impact our business. Similar investigations on other industries or products, including automotive, copper, steel, aluminum, critical minerals and aircraft, may also adversely impact the semiconductor industry and our business. These changes have, and similar changes in the future may continue to, increase the cost or reduce the availability of raw materials and supplies we need to operate, cause customers to advance, delay, reduce, or cancel orders, shift buying patterns, impact demand in our end markets, complicate demand forecasting for us and our customers, increase supply chain complexity and contribute to volatility, a broader economic slowdown or recession. Any of these impacts or changes could materially and adversely affect our business, financial condition and results of operations.
The markets for semiconductor products are cyclical, and increased production may lead to overcapacity and lower prices, and conversely, we may not be able to satisfy unexpected demand for our products.
The cyclical nature of the semiconductor industry has resulted in periods when demand for our products has increased or decreased rapidly. The demand for our products may vary based on market conditions in our major end markets. Demand in these end markets can fluctuate significantly based upon, for example, consumer spending, consumer preferences, the development of new technologies and macroeconomic conditions, including impacts related to tariffs and other trade restrictions. If we overbuild inventory in a period of decreased demand, or we expand our operations and workforce too rapidly or procure excessive resources in anticipation of increased demand for our products, and that demand does not materialize at the pace at which we expect, or declines, our operating results may be adversely affected as a result of underutilization of capacity, charges related to obsolete inventory, asset impairment or inventory write-downs, increased operating expenses or reduced margins. For example, we have experienced, and may in the future experience, periods of customer inventory adjustments and other customer behaviors that may adversely affect our operating results. Further, any capacity expansions by us or other semiconductor manufacturers could also lead to overcapacity in our target markets which could lead to price erosion that could adversely impact our operating results. Conversely, during periods of rapid increases in demand, our available capacity may not be sufficient to satisfy the demand. In addition, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, locate suitable third-party suppliers or respond effectively to changes in demand for our existing products or to demand for new products requested by our customers, and our current or future business could be materially and adversely affected.
Our operating results are dependent on the performance of independent distributors.
Sales to third-party distributors accounted for approximately 56% of our revenue in the year ended November 1, 2025. These independent distributors generally represent product lines offered by several companies and thus could reduce their sales efforts for our products. Further, our distributors could terminate their representation of us with little advance notice or their representation of us could be negatively affected for other reasons. For example, our distributors could be adversely impacted by additional tariffs or export controls, which could limit our ability to conduct business with such distributors, increase our costs and adversely affect our reputation and operating results. In addition, we generally do not require letters of credit from our distributors, including our largest distributor, and are not protected against accounts receivable default or declarations of bankruptcy by these distributors. Our inability to collect open accounts receivable could adversely affect our operating results. Termination of a significant distributor or a group of distributors, whether at our initiative or the distributor’s initiative or through consolidation in the distribution industry, or the inability of a distributor to perform its obligations, could divert management’s attention and resources, result in disputes, litigation and settlement costs, increase risk that our products may be diverted from authorized distribution channels and sold on the “gray market” and disrupt our business. Further, if we are unable to find suitable replacements with the appropriate scale and resources, our operating results could be adversely affected.
We are required to estimate the effects of variable consideration including price protection and stock rotation provided to distributors and record revenue at the time of sale to the distributor. If our estimates of such liabilities are materially understated, it could cause subsequent adjustments that negatively impact our revenues and gross profits in a future period.
We rely on third parties for supply of raw materials and parts, semiconductor wafer foundry services, assembly and test services and transportation, among other things, and we generally cannot control their availability or conditions of supply or services.
We rely, and plan to continue to rely, on third-party suppliers and service providers, including raw material and components suppliers, semiconductor wafer foundries, assembly and test contractors and freight carriers (collectively, vendors), in manufacturing and shipping our products. This reliance involves several risks, including reduced control over availability, pricing, capacity utilization, delivery schedules, manufacturing yields, costs and supply chain allocations. We currently source more than half of our wafer requirements annually from third-party wafer foundries, including Taiwan Semiconductor Manufacturing Company (TSMC) and others. These foundries often provide wafer foundry services to our competitors and therefore periods of increased industry demand may result in capacity constraints. With respect to TSMC in particular, tensions across the Taiwan Strait or other geopolitical events could disrupt TSMC’s operations, which would adversely affect our ability to manufacture certain products and as a result, could adversely affect our business and results of operations.
Our manufacturing processes require availability of certain raw materials and supplies. Limited or delayed access to these items, including as a result of global trade issues, supply chain constraints, difficulties obtaining import or export licenses, natural disasters, public health emergencies or changes in or new laws or regulations, could adversely affect our results of operations. Further, the imposition of tariffs or other trade restrictions may significantly increase the costs, and otherwise adversely impact the availability, of certain raw materials and supplies that we need to operate. In certain instances, one of our vendors may be the sole source of highly specialized processing services or materials. If such vendor is unable or unwilling to manufacture and deliver components to us on the time schedule and of the quality or quantity that we require, we may be forced to seek to engage an additional or replacement vendor, which could result in additional expenses and delays in product development or shipment of product to our customers. If additional or replacement vendors are not available, we may also experience delays in product development or shipment which could, in turn, result in reputational harm or the temporary or permanent loss of customers, and as a result could adversely affect our business and results of operations.
A prolonged disruption of our or our third parties’ manufacturing operations could have a material adverse effect on our business, financial condition and results of operations.
In addition to leveraging an outsourcing model for certain manufacturing operations, we also rely on our internal manufacturing operations located in the United States, Ireland, the Philippines, Thailand and Malaysia. A prolonged disruption, shut-down or inability to utilize one or more of our or our third parties’ manufacturing facilities due to natural or man-made disasters, cybersecurity incidents, civil unrest or other events outside of our control, such as loss of raw materials or damage to our or our third parties’ manufacturing equipment, widespread outbreaks of illness, or the failure to maintain our labor force at one or more of these facilities, may disrupt our operations, delay production, shipments and revenue and result in us being unable to timely satisfy customer demand. As a result, we could forgo revenue opportunities, potentially lose market share and damage our customer relationships, all of which could materially and adversely affect our business, reputation, financial condition and results of operations.
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
•changes in our effective tax rates, adverse tax decisions or new or revised tax legislation in the United States, Ireland or worldwide, including changes related to the One Big Beautiful Bill Act;
•the effects of issued, threatened or retaliatory government sanctions or economic restrictions; changes in law, regulations or other restrictions, including executive orders; and changes in import and export regulations, including restrictions on exports to certain companies or to third parties that do business with such companies, export classifications, tariffs, duties or trade barriers, including with respect to China;
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
•political changes in the United States, including those related to the current U.S. administration and executive offices of the U.S. government, a decline in the U.S. government defense budget, changes in spending or budgetary priorities, a prolonged U.S. government shutdown or delays in contract awards;
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
Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our key personnel, including our leadership team, management and technical personnel, particularly our experienced engineers. The competition for these employees is intense and the labor market is tight, which may be exacerbated by changes to U.S. immigration policies. The loss of key personnel or the inability to attract, timely hire and retain key employees with critical technical skills to achieve our strategy, including as a result of changes to immigration policies, could cause business disruptions, increased expenses to comply with such policies and address any disruptions and could have a material adverse effect on our business. We do not maintain any key person life insurance policy on any of our officers or other employees. The loss of members of our leadership team, and failure to successfully execute succession plans for our leadership team, could also harm our business and results of operations.
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
We typically do not have sales contracts with our customers that include long-term product purchase commitments. In certain markets where end-user demand may be particularly volatile and difficult to predict, some customers place orders that require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even any, of the product. In other instances, we manufacture products based on non-binding forecasts of customer demands, which may fluctuate significantly on a quarterly or annual basis and at times may prove to be inaccurate. Additionally, our U.S. government contracts and subcontracts may be funded in increments over a number of government budget periods and typically can be terminated by the government for its convenience. As a result of these and other factors, we often incur inventory and manufacturing costs in advance of anticipated sales, and we are subject to the risk of lower-than-expected orders or cancellations of orders, leading to a sharp reduction in sales and backlog. Further, if orders or forecasts for products that meet a customer’s unique requirements are canceled or unrealized, we may be left with an inventory of unsaleable products, causing potential inventory write-offs, and hindering our ability to recover our costs. The foregoing risks may be exacerbated in times of macroeconomic uncertainty, including as a result of tariffs, elevated inflation, high interest rates, bank failures and slower economic growth or recession. Incorrect forecasts, or reductions, cancellations or delays in orders for our products, could adversely affect our operating results.
Our products are complex and we may be subject to warranty, indemnity or product liability claims, which could result in significant costs and damage to our reputation and adversely affect customer relationships, the market acceptance of our products and our operating results.
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
Further, we sell to customers in industries such as automotive (including autonomous vehicles), aerospace, defense, healthcare and industrial, where failure of the systems in which our products are integrated could cause damage to property or persons. We may be subject to product liability claims if our products, or the integration of our products, cause system failures. Any product liability claim, whether or not determined in our favor, could result in significant expense, divert the efforts of our technical and management personnel, and harm our business. In addition, if any of our products contain defects, or have reliability, quality or compatibility problems not capable of being resolved, our reputation may be damaged, which could make it more difficult for us to sell our products to customers and which could also adversely affect our operating results.
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
An element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, diversify our product portfolio, expand our market coverage, increase our engineering workforce, expand our technical skill sets or enhance our technological capabilities. We may not be able to identify businesses that have the technology or resources we need and, if we find such businesses, we may not be able to invest in, purchase or license the technology or resources on commercially favorable terms or at all. Acquisitions, investments and technology licenses are challenging to complete for a number of reasons, including difficulties in identifying potential targets, the cost of potential transactions, competition among prospective buyers and licensees, the need for regulatory approvals, and difficulties related to integration efforts. In addition, investments in companies are subject to risk of a partial or total loss of our investment. Both in the United States and abroad, governmental regulation of acquisitions, including antitrust and other regulatory reviews and approvals, has become more complex, increasing the costs and risks of undertaking, and may prevent us from consummating, significant acquisitions. In order to finance a potential transaction, we may need to raise additional funds by issuing securities or borrowing money. We may not be able to obtain financing on favorable terms, and the sale of our stock may result in the dilution of our existing shareholders or the issuance of securities with rights that are superior to the rights of our common shareholders.
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
Our information technology systems and those of our third-party service providers and strategic partners may also be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. A prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.
We face risks related to the use of AI in our business operations, products and services.
We incorporate AI capabilities across our technologies, business operations, products and services to enhance performance and drive smarter, more efficient solutions. The development and deployment of AI involves significant competitive, legal, regulatory and other risks. The implementation of AI is costly, requires a significant amount of data and there can be no assurance that AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. In addition, we face significant competition from other companies that are incorporating AI into their products and technologies. These other companies may incorporate AI in products or technologies that are similar to, or that customers perceive as superior to, our technologies or are more cost-effective to develop and deploy. AI technology is complex and rapidly evolving, and if we are unable to innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed.
AI technology may also give rise to significant legal and regulatory compliance risk. Evolving rules, regulations and industry standards governing AI may require us to incur greater compliance costs and restrict the use of AI in our products or technologies. Several jurisdictions where we operate are considering or have proposed or enacted legislation and policies regulating AI, including the European Union’s AI Act, and lack of consistency among different regulatory regimes may increase our regulatory and compliance burdens. Investigations and enforcement efforts related to the use of AI technology could increase our compliance costs and restrict our ability to use AI in the development of our products and services. As the use of AI in our products, technologies or our business operations changes, we may become subject to new rules, regulations and industry standards, which may exacerbate these risks. In addition, the use of AI in the development of our products and services, in our business operations or by our customers in end products that incorporate our products, could cause loss of intellectual property, or subject us to risks related to intellectual property infringement or misappropriation, data privacy or cybersecurity. AI algorithms or training methodologies may also be flawed, and datasets may contain irrelevant, insufficient or biased information. Further, AI technology has many applications, and our products could be used in applications that are not in accordance with our controls, policies and procedures. Any failure or perceived failure by us to comply with any legal or regulatory requirement could subject us to legal liabilities, damage our reputation or otherwise adversely affect our business.
We may be unable to adequately protect our proprietary intellectual property rights, which may limit our ability to compete effectively.
Our future success depends, in part, on our ability to protect our intellectual property. We primarily rely on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements, information security practices and other methods, to protect our proprietary information, technologies and processes. Despite our efforts to protect our intellectual property, it is possible that competitors or other unauthorized parties may obtain or disclose our confidential information, reverse engineer or copy our technologies, products or processes, make unlicensed copies or engage in unapproved distributions of our technology for unauthorized uses, or otherwise misappropriate our intellectual property. Moreover, the laws of foreign countries in which we design, manufacture, market and sell our products may afford little or no effective protection of our intellectual property.
There can be no assurance that the claims allowed in our issued patents will be sufficiently broad to protect our technology. In addition, any of our existing or future patents may be challenged, invalidated or circumvented. As such, any rights granted under these patents may not prevent others from exploiting our proprietary technology. We may not be able to obtain foreign patents or pending applications corresponding to our U.S. patents and applications. Even if patents are granted, we may not be able to effectively enforce our rights. If our patents do not adequately protect our technology, or if our registrations expire prior to end of life of our products, our competitors may be able to offer products similar to ours. Our competitors may also be able to develop similar technology independently or design around our patents.
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
In particular, there are numerous U.S. federal, state, and local laws and regulations and foreign laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. For example, the GDPR and PIPL include operational requirements for companies that receive or process personal data of residents of the European Union or China, as applicable, that are broader and more stringent than those in many other jurisdictions around the world. The GDPR includes significant penalties for non-compliance, and China’s PIPL imposes additional operational requirements relating to processing personal information and provides comprehensive penalty and enforcement mechanisms. In the United States, California enacted the CCPA that requires covered companies to provide additional disclosures and data rights to data subjects, including employees. The California Privacy Rights Act expands the CCPA and establishes the California Privacy Protection Agency to enforce Californians’ privacy rights under the CCPA. Since the CCPA was enacted, several other states, including Oregon and Texas, have enacted or are in the process of enacting comprehensive privacy schemes.

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
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, including inquiries from and discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations, which may result in claims, fines or penalties with respect to commercial, trade, product liability, intellectual property, AI, cybersecurity, privacy, data protection, antitrust, breach of contract, employment, class action, whistleblower, mergers and acquisitions and other matters. We could also be subject to litigation or arbitration disputes arising under our contractual obligations, customer indemnity, warranty or product liability claims, or other matters that could lead to significant costs and expenses as we defend those claims or pay damage awards.
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
Expectations, requirements and attention to environmental, social and governance matters may have an adverse effect on our business, financial condition and results of operations, and damage our brand and reputation.
ESG matters, including climate change and sustainability, human rights, support for local communities, workforce diversity, human capital management, employee health and safety practices, product quality, workers’ rights, supply chain management and corporate governance and transparency, continue to receive significant attention from a wide range of stakeholders, including regulators, investors, customers, employees and potential talent. If our ESG practices fail to meet our or the evolving and sometimes differing expectations of investors, customers, employees or other stakeholders, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may not continue to do business with us. Certain current and prospective investors continue to utilize ESG data to inform their strategies, including investment and voting decisions, using a multitude of evolving scoring and rating frameworks. Further, certain customers utilize ESG data to inform their purchasing decisions. Additionally, public interest and legislative and regulatory pressure related to companies’ ESG practices continue to evolve. This may require us to align our programs to such expectations and disclose specific qualitative and quantitative information to demonstrate our position and progress and support our customers’ regulatory compliance. If we do not adapt our strategy or execute quickly enough to meet changing regulatory requirements or the expectations of our investors, customers, employees, regulators or other stakeholders, or if our ESG disclosures, including data input, processing and reporting, are incomplete or inaccurate, our business, financial condition, results of operations, brand and reputation could be adversely affected.

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
In addition, we use hazardous and other regulated materials that subject us to risks of liability for damages caused by potential or actual releases of such materials. Any failure to control these materials adequately or to comply with existing or future EHS statutory or regulatory standards, requirements or contractual obligations could result in any of the following, each of which could have a material adverse effect on our business and operating results:
•liability for damages and remediation;
•the imposition of regulatory penalties and civil and criminal fines;
•the suspension or termination of the development, manufacture, sale or use of certain of our products;
•changes to our manufacturing processes or a need to substitute materials that may cost more or be less available;
•disruption to our operations and our ability to generate revenues;
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
Under some of our government subcontracts, we are required to maintain secure facilities and to obtain security clearances for personnel involved in performance of the contract, which can be time-consuming and costly. If we are unable to comply with these requirements, or if personnel critical to our performance of these contracts are unable to obtain or maintain their security clearances, we may be unable to perform these contracts or compete for other projects of this nature, which could adversely affect our revenue.

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
Our effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rate for the fiscal year ended November 1, 2025 was below the U.S. federal statutory rate of 21%. This is primarily due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income.
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
Tax legislation and regulation may require the collection of information not regularly produced by us, and therefore necessitate the use of estimates in our Consolidated Financial Statements and the exercise of significant judgment in accounting for its provisions, which may subject us to additional tax liability, tax examination and other risks. As regulations and guidance evolve with respect to tax legislation and regulation, and as more information is gathered and analyzed, our results may differ from previous estimates and may materially affect our Consolidated Financial Statements. Further, we are subject to, and are under tax examination and audit in various jurisdictions, including an IRS income tax audit for the fiscal years ended October 30, 2021, November 2, 2019 (fiscal 2019) and November 3, 2018; an IRS income tax audit for Maxim Integrated Products, Inc.’s fiscal years ended June 27, 2015 through August 26, 2021; and various U.S. state and local tax audits and international audits, including an Irish corporate tax audit for fiscal 2021. Such jurisdictions may assess additional income tax against us. The final determination of tax audits or any administrative appeals relating thereto could be materially different from our income tax provisions and accruals. The ultimate result of any current or future audit could have a material adverse effect on our results of operations and cash flows in the period or periods for which that determination is made.
We are also subject to laws and regulations in various jurisdictions that determine how much profit has been earned and when it is subject to taxation in that jurisdiction. In the United States, for example, the Inflation Reduction Act (IRA) imposes a 15% book minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion. We do not believe that the minimum tax provided by the IRA will materially impact our effective tax rate. Corporate tax reform, anti-base-erosion rules and tax transparency continue to be high legislative or regulatory priorities in many jurisdictions. Changes in laws and regulations regarding these matters could impact the jurisdictions where we are deemed to earn income, which could in turn adversely affect our tax liability and results of operations. For example, the Organization for Economic Cooperation and Development’s (OECD) Base Erosion and Profit Sharing Plans, which implement a minimum global effective tax rate of 15%, applied to us beginning in fiscal year 2025. We continue to monitor potential impacts related to this legislation as countries implement it and the OECD provides additional guidance. As additional jurisdictions enact such legislation, our effective tax rate and cash tax payments could increase.

Risks Related to Indebtedness, Financial Markets and Capital Return
We have substantial existing indebtedness and the ability to incur significant additional indebtedness, which could limit our operations and our use of our cash flow and negatively impact our credit ratings.
As of November 1, 2025, we had approximately $8.6 billion in outstanding indebtedness, including $446.6 million of short-term commercial paper. In addition, we had the ability to incur approximately $2.6 billion of additional indebtedness in direct borrowings under our outstanding commercial paper facility based on amounts available under our unsecured revolving credit facility that were not being used to backstop our outstanding commercial paper balance. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to acquire new products and technologies through strategic acquisitions. Further, our net interest expense is exposed to changes in market interest rates. We may also incur additional debt, including debt with variable interest rates, in the future, which would exacerbate these risks.
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
From time to time, we may enter into “green” financing arrangements that require us to use proceeds for environmental sustainability purposes or have targets related to environmental sustainability. For example, on October 5, 2021, we issued $750 million sustainability-linked senior notes (Sustainability-Linked Senior Notes). Our Sustainability-Linked Senior Notes initially bear interest at a rate of 1.7% per annum and are subject to an increase of an additional 30 basis points per annum from April 1, 2026 to their maturity on October 1, 2028 unless the Sustainability Performance Target (as defined in the Sustainability-Linked Senior Notes) has been satisfied. Failing to use the net proceeds under green financing arrangements that satisfies investor criteria and expectations regarding environmental impact or achieve targets related to environmental sustainability under such financing arrangements could result in reputational harm and our business and operating results could be negatively impacted.
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
We, like many companies in the semiconductor industry, rely on supplies, services, internal manufacturing capacity, wafer fabrication foundries and other subcontractors in locations around the world that are susceptible to natural disasters and other significant disruptions. Earthquakes, fires, tsunamis, extreme precipitation and flooding, public health emergencies or other catastrophic events may disrupt local semiconductor-related businesses and adversely affect manufacturing capacity, availability and cost of key raw materials, utilities and equipment, and availability of key services, including transport of our products worldwide. Our insurance may not adequately cover losses resulting from such disruptions. Any prolonged inability to utilize one of our manufacturing facilities, or those of our subcontractors or third-party wafer fabrication foundries, or to access key raw materials, utilities and equipment as a result of fire, flood, natural disaster, unavailability of utilities or otherwise, could result in a temporary or permanent loss of customers for affected products, which could have a material adverse effect on our results of operations, financial condition and reputation. In addition, global climate change may result in certain natural disasters or other severe weather events occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, extreme temperatures and flooding, and could disrupt the availability of water necessary for the operation of our fabrication facilities and otherwise adversely impact our results of operations. The long-term effects of climate change on the global economy and the semiconductor industry in particular are unclear, but could be severe.
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
The stock market has historically experienced volatility, especially within the semiconductor industry, that often has been unrelated to the performance of particular companies, such as the response to recently announced tariffs and other trade restrictions. These market fluctuations have, and may in the future, cause our stock price to fall regardless of our operating results.
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
We have in place a third-party risk management program to evaluate the cyber postures of our critical partners who handle the Company’s sensitive data in order to identify, monitor and address material cybersecurity risks that may arise from such third-party relationships.
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
We have established a cross-functional Cybersecurity Steering Committee, comprised of our Chief Information Officer (CIO), our Chief Information Security Officer (CISO) and other senior management. The Cybersecurity Steering Committee is charged with overseeing the management of our enterprise security program, including reviewing and prioritizing cybersecurity risks, monitoring potential incidents, establishing key mitigation initiatives, overseeing cybersecurity governance and promoting and supporting cybersecurity best practices. The Cybersecurity Steering Committee is chaired by our CISO. Both our CISO and our CIO have extensive experience in assessing and managing cybersecurity programs and risk management through serving in various senior roles in information technology and cybersecurity and holding multiple industry-recognized certifications.

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

ITEM 2.    PROPERTIES
Manufacturing and other operations are conducted in several locations worldwide. The following tables provide certain information about our significant general offices and manufacturing facilities:

Properties		Approximate
Owned:	Use	Total Sq. Ft.

Cavite, Philippines	Wafer probe and testing, warehouse, engineering and administrative offices	1,486,000 sq. ft.
Wilmington, MA	Corporate headquarters, wafer fabrication, testing, engineering, sales, marketing and administrative offices	826,000 sq. ft.
Chonburi Province, Thailand	Wafer probe and testing, warehouse, engineering and administrative offices	744,000 sq. ft.
Limerick, Ireland	Wafer fabrication, wafer probe and testing, warehouse and distribution, engineering and administrative offices	708,500 sq. ft.
Penang, Malaysia (1) (2)	Wafer probe and testing, assembly and engineering offices	697,000 sq. ft.
Beaverton, OR	Wafer fabrication, engineering and administrative offices	458,000 sq. ft.
San Jose, CA	Engineering, sales, marketing and administrative offices	441,000 sq. ft.
Chelmsford, MA	Final assembly of certain module and subsystem-level products, testing, engineering and administrative offices	237,000 sq. ft.

			Lease
Properties		Approximate	Termination
Leased:	Use	Total Sq. Ft.	(fiscal year)	Renewals

Bangalore, India	Engineering and administrative offices	175,000 sq. ft.	2027	1, five-yr. period
Durham, NC	Testing, engineering, and administrative offices	156,000 sq. ft.	2035	2, five-yr. periods
(1)Leases on the land used for this owned facility expire in 2054 through 2057.
(2)For further information concerning our held for sale assets at the Penang, Malaysia facility, see Note 2e, Property, Plant and Equipment, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
In addition to the properties listed in the above tables, we also own or lease a number of other facilities in various locations in the United States and internationally that are used for manufacturing, engineering, sales and marketing and administration activities. Leases for these leased facilities expire at various dates through the year 2039. We do not anticipate experiencing significant difficulty in retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy, or in replacing them with equivalent facilities. For information concerning our obligations under all operating leases, see Note 7, Leases, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on The Nasdaq Global Select Market under the symbol ADI. The number of holders of record of our common stock at November 21, 2025 was 2,142. This number does not include shareholders for whom shares are held in a “nominee” or “street” name. On October 31, 2025, the last reported sales price of our common stock on The Nasdaq Global Select Market was $234.13 per share.
On November 24, 2025, our Board of Directors declared a cash dividend of $0.99 per outstanding share of common stock. The dividend will be paid on December 22, 2025 to all shareholders of record at the close of business on December 8, 2025 and is expected to total approximately $484.8 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
The table below summarizes the activity related to stock repurchases for the three months ended November 1, 2025. We have an ongoing authorization, originally approved by our Board of Directors in 2004, and subsequently amended, to repurchase shares of our common stock in open market or negotiated transactions. As of November 1, 2025, the Company had repurchased a total of approximately 216.5 million shares of its common stock for approximately $17.0 billion under our share repurchase program. An additional $9.7 billion remains available for repurchase of shares under the current authorized program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 3, 2025 through August 30, 2025	1,019,618	$235.55	911,058	$10,079,668,663
August 31, 2025 through September 27, 2025	755,288	$247.02	746,876	$9,895,164,780
September 28, 2025 through November 1, 2025	1,040,641	$239.82	1,010,838	$9,652,678,988
Total	2,815,547	$240.20	2,668,772	$9,652,678,988
_______________________________________
(1)Includes an aggregate of 146,775 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
(2)The average price paid for shares in connection with vesting of restricted stock units/awards are averages of the closing stock prices at the vesting dates which are used to calculate the number of shares to be withheld.

Comparative Stock Performance Graph
The following graph compares cumulative total shareholder return on our common stock since October 31, 2020 with the cumulative total return of the Standard & Poor’s (S&P) 500 Index and the S&P Semiconductors Index. This graph assumes the investment of $100 on October 31, 2020 in our common stock, the S&P 500 Index and the S&P Semiconductors Index and assumes all dividends are reinvested. Measurement points are the last trading day for each respective fiscal year.

ITEM 6.     RESERVED

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all tabular amounts in thousands except per share amounts)
The following discussion includes results of operations and financial condition for the fiscal year ended November 1, 2025 (fiscal 2025) and the fiscal year ended November 2, 2024 (fiscal 2024) and year-over-year comparisons between fiscal 2025 and fiscal 2024. For discussion on results of operations and financial condition for fiscal 2024 and the fiscal year ended October 28, 2023 (fiscal 2023) and year-over-year comparisons between fiscal 2024 and fiscal 2023, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2024 filed with the Securities and Exchange Commission on November 26, 2024. Our fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2025 was a 52-week fiscal period, while fiscal 2024 was a 53-week fiscal period. The additional week in fiscal 2024 was included in the first quarter ended February 3, 2024. Therefore, fiscal 2025 includes one less week of operations as compared to fiscal 2024.
Results of Operations
Overview

	Fiscal Year
	2025	2024	$ Change	% Change
Revenue	$11,019,707	$9,427,157	$1,592,550	17%
Gross margin %	61.5%	57.1%
Net income	$2,267,342	$1,635,273	$632,069	39%
Net income as a % of revenue	20.6%	17.3%
Diluted EPS	$4.56	$3.28	$1.28	39%
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

	Fiscal 2025			Fiscal 2024
	Revenue	% of Total Revenue (1)	Y/Y% Change	Revenue	% of Total Revenue (1)
Industrial	$4,929,409	45%	15%	$4,290,324	46%
Automotive	3,277,865	30%	16%	2,837,522	30%
Consumer	1,434,568	13%	19%	1,207,880	13%
Communications	1,377,865	13%	26%	1,091,431	12%
Total Revenue	$11,019,707	100%	17%	$9,427,157	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
Revenue increased 17% in fiscal 2025 as compared to fiscal 2024 as a result of broad-based increase in demand for our products. In addition to increased demand, the increase in the Industrial end market was primarily due to customer inventory balances normalizing and growth in the test equipment and aerospace and defense sub-markets. In the Automotive end market, the increase was primarily driven by increases from connectivity solutions. The increase in the Consumer end market was primarily related to portable consumer products and the increase in the Communications end market was primarily driven by growth in the wireline sub-market from data center infrastructure expansion in support of AI applications. These increases were partially offset by the impact of an additional week of operations in fiscal 2024 as compared to fiscal 2025.
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

	Fiscal 2025		Fiscal 2024
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Distributors	$6,144,819	56%	$5,505,779	58%
Direct customers	4,718,993	43%	3,772,945	40%
Other	155,895	1%	148,433	2%
Total Revenue	$11,019,707	100%	$9,427,157	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented but can fluctuate from time to time based on end market revenue trends. As a percentage of total revenue, the decrease in the distributor channel is primarily due to the decrease in the percentage of revenue from our Industrial end market.
Revenue Trends by Geographic Region
Geographic revenue information for fiscal 2025 and fiscal 2024 reflects the geographic location of the distributors or OEMs who purchased the Company’s products. This may differ from the geographic location of the end customers particularly in cases where a third-party contract manufacturer purchases the Company’s products through distributors.

	Fiscal Year
	2025	2024	$ Change	% Change (1)
United States	$3,238,145	$2,840,426	$397,719	14%
Rest of North and South America	162,470	62,318	100,152	161%
Europe	2,285,598	2,109,529	176,069	8%
Japan	989,916	1,085,631	(95,715)	(9)%
China	2,858,286	2,128,840	729,446	34%
Rest of Asia	1,485,292	1,200,413	284,879	24%
Total Revenue	$11,019,707	$9,427,157	$1,592,550	17%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
In all periods presented, the predominant regions comprising “Rest of North and South America” are Mexico and Canada; the predominant regions comprising “Europe” are Germany, the Netherlands, France and Israel; and the predominant regions comprising “Rest of Asia” are Taiwan, South Korea, Malaysia and Singapore.
Total revenue increased in fiscal 2025 as compared to fiscal 2024 in most regions due to broad-based demand increases as discussed above under the heading Revenue Trends by End Market.
Gross Margin

	Fiscal Year
	2025	2024	$ Change	% Change
Gross margin	$6,773,478	$5,381,343	$1,392,135	26%
Gross margin %	61.5%	57.1%
Gross margin percentage in fiscal 2025 increased by 440 basis points compared to fiscal 2024, primarily due to higher utilization of our factories due to increased customer demand as well as a decrease in amortization expense related to acquired intangible assets.

Research and Development (R&D)

	Fiscal Year
	2025	2024	$ Change	% Change
R&D expenses	$1,766,001	$1,487,863	$278,138	19%
R&D expenses as a % of revenue	16%	16%
R&D expenses increased in fiscal 2025 as compared to fiscal 2024, primarily as a result of higher R&D employee related variable compensation expenses and higher salary and benefit expenses, partially offset by the impact of an additional week of operations in fiscal 2024 as compared to fiscal 2025.
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
Selling, Marketing, General and Administrative (SMG&A)

	Fiscal Year
	2025	2024	$ Change	% Change
SMG&A expenses	$1,255,339	$1,068,640	$186,699	17%
SMG&A expenses as a % of revenue	11%	11%
SMG&A expenses increased in fiscal 2025 as compared to fiscal 2024, primarily as a result of higher SMG&A employee related variable compensation expenses and salary and benefit expenses, partially offset by an additional week of operations in fiscal 2024 as compared to fiscal 2025.
Amortization of Intangibles

	Fiscal Year
	2025	2024	$ Change	% Change
Amortization expenses	$749,662	$754,784	$(5,122)	(1)%
Amortization expenses as a % of revenue	7%	8%
Amortization expenses decreased in fiscal 2025 as compared to fiscal 2024, primarily as a result of a portion of our acquired intangible assets becoming fully amortized.
Special Charges, Net

	Fiscal Year
	2025	2024	$ Change	% Change
Special charges, net	$69,980	$37,258	$32,722	88%
Special charges, net as a % of revenue	1%	—%
Special charges, net increased in fiscal 2025 as compared to fiscal 2024, primarily due to increased charges related to our Global Repositioning Actions. See Note 5, Special Charges, Net, of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for more information.
Nonoperating Expense (Income)

	Fiscal Year
	2025	2024	$ Change	% Change
Nonoperating expense (income)	$220,384	$255,458	$(35,074)	(14)%
The year-over-year decrease in nonoperating expense in fiscal 2025 as compared to fiscal 2024 was primarily the result of higher interest income from higher cash, cash equivalents and short-term investments balances during fiscal 2025.

Provision for Income Taxes

	Fiscal Year
	2025	2024	$ Change	% Change
Provision for income taxes	$444,770	$142,067	$302,703	213%
Effective income tax rate	16.4%	8.0%
Our effective tax rates for fiscal 2025 and fiscal 2024 were below the U.S. statutory rate of 21% due to lower statutory tax rates applicable to our operations in the foreign jurisdictions in which we earn income. For fiscal 2025 and fiscal 2024 our pretax income was primarily generated in Ireland at a tax rate of 12.5%. Our effective tax rate for fiscal 2025 was impacted by a net deferred tax expense of $153.8 million related to the remeasurement of our Global Intangible Low-Taxed Income related deferred tax assets and liabilities attributable to the passage of the One Big Beautiful Bill Act.
See Note 10, Income Taxes, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Net Income

	Fiscal Year
	2025	2024	$ Change	% Change
Net income	$2,267,342	$1,635,273	$632,069	39%
Net income, as a % of revenue	20.6%	17.3%
Diluted EPS	$4.56	$3.28	$1.28	39%
The increase in net income in fiscal 2025 as compared to fiscal 2024 was a result of a $899.7 million increase in operating income and a $35.1 million decrease in nonoperating expense, partially offset by a $302.7 million increase in provision for income taxes.
Liquidity and Capital Resources
At November 1, 2025, our principal source of liquidity was $3.7 billion of cash, cash equivalents and short-term investments, of which approximately $2.4 billion was held in the United States, with the balance held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash, cash equivalents and short-term investments consist of highly liquid investments, including money market funds and corporate and bank obligations. We maintain these balances with counterparties with high credit ratings and continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Fiscal Year
	2025	2024
Net cash provided by operating activities	$4,812,202	$3,852,529
Net cash provided by operating activities as a % of revenue	44%	41%
Net cash used for investing activities	$(1,321,521)	$(1,104,858)
Net cash used for financing activities	$(2,982,617)	$(1,714,390)
The following changes contributed to the net change in cash and cash equivalents from fiscal 2024 to fiscal 2025.

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities. The increase in cash provided by operating activities during fiscal 2025 as compared to fiscal 2024 was primarily a result of higher net income adjusted for noncash items and changes in working capital.
Investing Activities
Investing cash flows generally consist of purchases of property, plant and equipment, available-for-sale investments and acquisitions of other businesses. The change in cash used for investing activities during fiscal 2025 as compared to fiscal 2024 was primarily the result of the net impact of purchases and maturities of available-for-sale investments, partially offset by a decrease in cash used for capital expenditures.
Financing Activities
Financing cash flows generally consist of payments of dividends to shareholders, repurchases of common stock, issuance and repayment of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The increase in cash used for financing activities during fiscal 2025 as compared to fiscal 2024 was primarily the result of increased common stock repurchases and dividend payments to shareholders, partially offset by the net proceeds from our debt obligations.
Working Capital

	Fiscal Year
	2025	2024	$ Change	% Change
Accounts receivable, net	$1,436,075	$1,336,331	$99,744	7%
Days sales outstanding (1)	46	54
Inventory	$1,656,323	$1,447,687	$208,636	14%
Days cost of sales in inventory (1)	133	139
_______________________________________
(1)We use the average of the current year and prior year ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The increase in accounts receivable for fiscal 2025 compared to fiscal 2024 was primarily the result of variations in the timing of collections and billings and increased revenue levels in the fourth quarter of fiscal 2025 as compared to the fourth quarter of fiscal 2024.
Inventory increased in fiscal 2025 as compared to fiscal 2024, primarily as a result of our efforts to balance manufacturing production, demand and inventory levels. Our inventory levels are impacted by our need to support forecasted sales demand and variations between those forecasts and actual demand.
Current liabilities increased to $3.2 billion at November 1, 2025 from $3.0 billion recorded at the end of fiscal 2024, primarily due to increases in accrued liabilities and income taxes payable, partially offset by a decrease in current debt.
Revolving Credit Facility
Our Fourth Amended and Restated Revolving Credit Agreement, dated as of April 11, 2025, with Bank of America N.A. as administrative agent and the other banks identified therein as lenders (the Revolving Credit Agreement) provides for a five year unsecured revolving credit facility in an aggregate principal amount not to exceed $3.0 billion (subject to certain terms and conditions).
We may borrow under the Revolving Credit Agreement in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains an interest coverage covenant which requires the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest charges to be greater than 3.0 to 1.0. As of November 1, 2025, we were in compliance with these covenants. See Note 11, Revolving Credit Facility, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information on our revolving credit facility.

Debt
As of November 1, 2025, we had approximately $8.1 billion of carrying value outstanding on our senior notes. The difference in the carrying value of the debt and the principal is due to the unamortized discount and issuance fees and other adjustments on these instruments. The indentures governing certain of our debt instruments contain covenants that may limit our ability to: incur, create, assume or guarantee any debt or borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of November 1, 2025, we were compliant with these covenants. See Note 12, Debt of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further information on our outstanding debt.
Commercial Paper Program
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $3.0 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of November 1, 2025, we had $446.6 million of outstanding borrowings under the commercial paper program recorded in the Consolidated Balance Sheet. We intend to use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.
Stock Repurchase Program
As of November 1, 2025, our Board of Directors had authorized us to repurchase $26.7 billion of our common stock under our common stock repurchase program and $9.7 billion remained available for repurchases under the current authorized program. Repurchased shares are held as authorized but unissued shares of common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when the full dollar amount of the authorization has been used to repurchase shares under the program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $533.6 million in fiscal 2025. We expect capital expenditures for fiscal 2026 to be between approximately 4% and 6% of fiscal 2026 revenue. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On November 24, 2025, our Board of Directors declared a cash dividend of $0.99 per outstanding share of common stock. The dividend will be paid on December 22, 2025 to all shareholders of record at the close of business on December 8, 2025 and is expected to total approximately $484.8 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
Contractual Obligations
The table below summarizes our material contractual obligations in specified periods as of November 1, 2025:

		Payment due by period
		Less than			More than
(thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt obligations (1)	$8,663,716	$446,639	$2,940,212	$650,000	$4,626,865
Interest payments associated with debt obligations	3,192,312	290,787	517,777	389,089	1,994,659
Investment-related commitments (2)	186,892	37,378	74,757	74,757	—
Transition tax (3)	167,856	167,856	—	—	—
Operating leases (4)	394,961	85,606	142,960	109,501	56,894
Inventory-related purchase commitments (5)	269,737	122,643	103,761	40,000	3,333
Total	$12,875,474	$1,150,909	$3,779,467	$1,263,347	$6,681,751
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
As of November 1, 2025, our total liabilities associated with uncertain tax positions was $199.7 million, which are included in non-current income taxes payable in our Consolidated Balance Sheets contained in Part II, Item 8 of this Annual Report on Form 10-K. Due to the complexity associated with our tax uncertainties, we cannot make a reasonably reliable estimate of the period in which we expect to settle the non-current liabilities associated with these uncertain tax positions. Therefore, we have not included these uncertain tax positions in the above contractual obligations table.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) and are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards will not have a material impact on our future financial condition and results of operations. See Note 2s, New Accounting Pronouncements, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements, including the dates of adoption and impact on our financial condition and results of operations.
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
Goodwill
We evaluate goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable, utilizing either the qualitative or quantitative method. We have determined that the business operates as a single operating segment and has a single reporting unit for the purpose of goodwill impairment testing. We test goodwill on an annual basis on the first day of the fourth quarter (August 3, 2025 in fiscal 2025) or more frequently if indicators of impairment exist or we reorganize our business.
We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. When using the qualitative method, we consider several factors, including the following:
–the amount by which the fair value of our reporting unit exceeded its carrying value as of the date of the most recent quantitative impairment analysis, which indicated there would need to be substantial negative developments in the markets in which our reporting unit operates in order for there to be potential impairment;
–the carrying value of our reporting unit as of the assessment date compared to the previously calculated fair value as of the date of the most recent quantitative impairment analysis;
–the current forecasts as compared to the forecasts included in the most recent quantitative impairment analysis;
–public information from competitors and other industry information to determine if there were any significant adverse trends in our competitors’ businesses;
–changes in the value of major U.S. stock indices that could suggest declines in overall market stability that could impact the valuation of our reporting unit;
–changes in our market capitalization and overall enterprise valuation to determine if there were any significant decreases that could be an indication that the valuation of our reporting unit had significantly decreased; and
–whether there had been any significant increases to the weighted-average cost of capital rates used, which could materially lower our prior valuation conclusions under a discounted cash flow approach.
If we elect not to use this option, or we determine that it is more likely than not that the fair value of our reporting unit is less than its net book value, then we perform the quantitative goodwill impairment test. The quantitative goodwill impairment test requires us to compare the fair value of our reporting unit with its carrying amount. If fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. Additionally, we consider income tax effects from any tax deductible goodwill on the carrying amount of our reporting unit when measuring the goodwill impairment loss, if applicable. We determine the fair value of our reporting unit using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others. For the market approach, we use the guideline public company method. Under this method we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain the respective fair value. In order to assess the reasonableness of the calculated reporting unit fair value, we reconcile the fair value of our reporting unit determined, as described above, to our total company market capitalization, allowing for a reasonable control premium.
During fiscal 2025, we used a combination of the quantitative and qualitative methods of assessing goodwill. During fiscal 2024, we used the qualitative method of assessing goodwill. In all periods presented, we concluded the reporting unit fair values exceeded their carrying amounts as of the assessment dates and no risk of impairment existed.
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
See Note 10, Income Taxes, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Exposure
Our interest income and expense are sensitive to changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned or paid on our marketable securities and debt, as well as the fair value of our investments and debt.
Based on our floating rate debt outstanding as of November 1, 2025 and November 2, 2024, inclusive of our commercial paper notes and interest rate swap outstanding, as applicable, our annual interest expense would change by approximately $14.5 million and $15.5 million, respectively, for each 100-basis point increase in interest rates.
Based on our cash and marketable securities outstanding as of November 1, 2025 and November 2, 2024, our annual interest income would change by approximately $36.5 million and $19.9 million, respectively, for each 100-basis point increase in interest rates.
To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio assuming an immediate 100-basis point parallel shift in the yield curve. Based on investment positions as of November 1, 2025 and November 2, 2024, a hypothetical 100-basis point increase in interest rates across all maturities would not materially impact the fair market value of the portfolio in either period. Any losses would only be realized if we sold the investments prior to maturity.
As of November 1, 2025 we had $1.0 billion notional of fixed for floating interest rate swaps outstanding, with the swap payable having a fair value of $12.6 million. A hypothetical 100-basis point increase in interest rates would increase the swap payable by approximately $45.9 million with a corresponding adjustment to the carrying value of the related debt.
As of November 1, 2025, we had $8.2 billion in principal amount of senior unsecured notes outstanding, with a fair value of $7.5 billion. We also had $446.6 million of commercial paper notes outstanding. As commercial paper notes issuances are at then-current rates and with very short maturities, the carrying value will approximate the fair value. The fair value of our notes is subject to interest rate risk, market risk and other factors. Generally, the fair value of our notes will increase as interest rates fall and decrease as interest rates rise. The fair values of our notes as of November 1, 2025 and November 2, 2024, assuming a hypothetical 100 basis point increase in market interest rates, are as follows:

	November 1, 2025			November 2, 2024
(thousands)	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points	Principal Amount Outstanding	Fair Value	Fair Value given an increase in interest rates of 100 basis points
Commercial paper notes	$446,639	$446,624	$446,423	$547,738	$547,718	$547,532
2025 Notes, due April 2025	—	—	—	400,000	397,027	395,418
2026 Notes, due December 2026	900,000	895,623	886,176	900,000	882,795	865,439
2027 Notes, due June 2027	440,212	436,916	430,163	440,212	421,077	410,868
2028 Notes, due June 2028	850,000	856,345	835,576	—	—	—
2028 Notes, due October 2028	750,000	704,186	684,787	750,000	673,316	648,856
2030 Notes, due June 2030	650,000	659,834	633,147	—	—	—
2031 Notes, due October 2031	1,000,000	884,390	837,631	1,000,000	843,766	792,665
2032 Notes, due October 2032	300,000	301,546	284,226	300,000	287,172	268,903
2034 Notes, due April 2034	550,000	571,370	533,837	550,000	553,375	514,043
2036 Notes, due December 2036	144,278	138,756	127,435	144,278	136,718	124,895
2041 Notes, due October 2041	750,000	555,925	493,618	750,000	534,435	472,539
2045 Notes, due December 2045	332,587	327,992	291,047	332,587	322,942	285,905
2051 Notes, due October 2051	1,000,000	662,609	568,102	1,000,000	655,668	560,843
2054 Notes, due April 2054	550,000	541,087	470,454	550,000	541,912	470,255

Foreign Currency Exposure
As more fully described in Note 2i, Derivative and Hedging Agreements, of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K, we regularly hedge our non-U.S. dollar-based exposures by entering into forward foreign currency exchange contracts. The terms of these contracts are for periods matching the duration of the underlying exposure and generally range from one to twelve months. Currently, our largest foreign currency exposure is the Euro, primarily because our European operations have the highest proportion of our local currency denominated expenses. Relative to the net unhedged foreign currency exposures existing at November 1, 2025 and November 2, 2024, an immediate 10% unfavorable movement in foreign currency exchange rates would result in approximately $89.6 million of losses and $32.2 million of losses, respectively, in changes in earnings or cash flows over the course of the year.
The market risk associated with our derivative instruments results from currency exchange rates that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to our foreign exchange instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of our counterparties as of November 1, 2025, we do not believe that there is significant risk of nonperformance by them. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of our exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed our obligations to the counterparties.
The following table illustrates the effect that an immediate 10% unfavorable or favorable movement in foreign currency exchange rates, relative to the U.S. dollar, would have on the fair value of our forward exchange contracts as of November 1, 2025 and November 2, 2024:

	November 1, 2025	November 2, 2024
Fair value of forward exchange contracts	$(1,267)	$(8,961)
Fair value of forward exchange contracts after a 10% unfavorable movement in foreign currency exchange rates asset	$47,703	$31,564
Fair value of forward exchange contracts after a 10% favorable movement in foreign currency exchange rates liability	$(45,730)	$(45,922)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Analog Devices, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Analog Devices, Inc. (the Company) as of November 1, 2025 and November 2, 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended November 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 1, 2025 and November 2, 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 1, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 25, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition – Measuring Price Protection Credits
Description of the Matter
As described in Note 2n to the consolidated financial statements, the Company’s sales contracts provide certain distributors with credits for price protection and rights of return, which results in variable consideration. During 2025, sales to distributors were $6.1 billion net of expected price protection credits and rights of return for which the liability balance as of November 1, 2025 was $785 million, of which the vast majority relates to the price protection credits.

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
November 25, 2025

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended November 1, 2025, November 2, 2024 and October 28, 2023

(thousands, except per share amounts)	2025	2024	2023
Revenue
Revenue	$11,019,707	$9,427,157	$12,305,539
Costs and Expenses
Cost of sales	4,246,229	4,045,814	4,428,321
Gross margin	6,773,478	5,381,343	7,877,218
Operating expenses:
Research and development	1,766,001	1,487,863	1,660,194
Selling, marketing, general and administrative	1,255,339	1,068,640	1,273,584
Amortization of intangibles	749,662	754,784	959,618
Special charges, net	69,980	37,258	160,710
Total operating expenses	3,840,982	3,348,545	4,054,106
Operating income:	2,932,496	2,032,798	3,823,112
Nonoperating expense (income):
Interest expense	317,716	322,227	264,641
Interest income	(105,266)	(78,817)	(41,287)
Other, net	7,934	12,048	(8,245)
Total nonoperating expense (income)	220,384	255,458	215,109
Earnings
Income before income taxes	2,712,112	1,777,340	3,608,003
Provision for income taxes	444,770	142,067	293,424
Net income	$2,267,342	$1,635,273	$3,314,579

Shares used to compute earnings per common share — basic	494,381	496,166	502,232
Shares used to compute earnings per common share — diluted	496,709	498,697	505,959

Basic earnings per common share	$4.59	$3.30	$6.60
Diluted earnings per common share	$4.56	$3.28	$6.55

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended November 1, 2025, November 2, 2024 and October 28, 2023

(thousands)	2025	2024	2023
Net income	$2,267,342	$1,635,273	$3,314,579
Foreign currency translation adjustment	(189)	1,033	(408)
Change in unrecognized gains/losses on derivative instruments designated as cash flow hedges:
Changes in fair value of derivatives (net of tax of $6,747 in 2025, $5,948 in 2024 and $486 in 2023)	(5,584)	4,533	7,948
Adjustment for realized loss reclassified into earnings (net of tax of $3,228 in 2025, $2,140 in 2024 and $3,311 in 2023)	21,009	12,308	9,622
Total change in derivative instruments designated as cash flow hedges, net of tax	15,425	16,841	17,570
Changes in accumulated other comprehensive loss — pension plans:
Change in actuarial (loss)/gain (net of tax of $1,828 in 2025, $1,198 in 2024 and $312 in 2023)	15,438	(14,828)	(7,312)
Other comprehensive income	30,674	3,046	9,850
Comprehensive income	$2,298,016	$1,638,319	$3,324,429

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
November 1, 2025 and November 2, 2024

(thousands, except per share amounts)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$2,499,406	$1,991,342
Short-term investments	1,152,915	371,822
Accounts receivable less allowances of $5,441 ($7,160 in 2024)	1,436,075	1,336,331
Inventories	1,656,323	1,447,687
Prepaid expenses and other current assets	363,342	337,472
Total current assets	7,108,061	5,484,654
Other Assets
Net property, plant and equipment	3,315,696	3,415,550
Goodwill	26,945,180	26,909,775
Intangible assets, net	8,013,815	9,585,464
Deferred tax assets	1,867,102	2,083,752
Other assets	742,858	749,082
Total non-current assets	40,884,651	42,743,623
TOTAL ASSETS	$47,992,712	$48,228,277
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$543,760	$487,457
Income taxes payable	610,370	447,379
Debt, current	—	399,636
Commercial paper notes	446,639	547,738
Accrued liabilities	1,645,032	1,106,070
Total current liabilities	3,245,801	2,988,280
Non-current Liabilities
Long-term debt	8,145,066	6,634,313
Deferred income taxes	2,163,281	2,624,392
Income taxes payable	100,963	260,486
Other non-current liabilities	521,846	544,489
Total non-current liabilities	10,931,156	10,063,680
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 489,654,097 shares outstanding (496,296,854 on November 2, 2024)	81,611	82,718
Capital in excess of par value	23,349,185	25,082,243
Retained earnings	10,539,541	10,196,612
Accumulated other comprehensive loss	(154,582)	(185,256)
Total shareholders’ equity	33,815,755	35,176,317
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,992,712	$48,228,277

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended November 1, 2025, November 2, 2024 and October 28, 2023

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
(thousands)	Shares	Amount	Par Value	Earnings	(Loss) Income
BALANCE, OCTOBER 29, 2022	509,296	$84,880	$27,857,270	$8,721,325	$(198,152)
Net Income — 2023				3,314,579
Dividends declared and paid - $3.34 per share				(1,679,106)
Issuance of stock under stock plans	3,440	574	118,034
Stock-based compensation expense			299,823
Other comprehensive income					9,850
Common stock repurchased	(16,474)	(2,742)	(2,961,213)
BALANCE, OCTOBER 28, 2023	496,262	82,712	25,313,914	10,356,798	(188,302)
Net Income — 2024				1,635,273
Dividends declared and paid - $3.62 per share				(1,795,459)
Issuance of stock under stock plans	3,216	536	120,679
Stock-based compensation expense			262,710
Other comprehensive income					3,046
Common stock repurchased	(3,181)	(530)	(615,060)
BALANCE, NOVEMBER 2, 2024	496,297	82,718	25,082,243	10,196,612	(185,256)
Net Income — 2025				2,267,342
Dividends declared and paid - $3.89 per share				(1,924,413)
Issuance of stock under stock plans	2,805	468	108,445
Stock-based compensation expense			321,560
Other comprehensive income					30,674
Common stock repurchased	(9,448)	(1,575)	(2,163,063)
BALANCE, NOVEMBER 1, 2025	489,654	$81,611	$23,349,185	$10,539,541	$(154,582)

See accompanying Notes.

ANALOG DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended November 1, 2025, November 2, 2024 and October 28, 2023

(thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$2,267,342	$1,635,273	$3,314,579
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	406,801	362,771	334,704
Amortization of intangibles	1,592,044	1,741,545	1,958,399
Stock-based compensation expense	321,560	262,710	299,823
Deferred income taxes	(246,645)	(367,563)	(452,946)
Other	(9,909)	23,050	8,665
Change in operating assets and liabilities:
Accounts receivable	(90,960)	133,402	330,728
Inventories	(208,636)	191,170	(242,299)
Prepaid expenses and other current assets	9,107	(53,004)	4,543
Accounts payable and accrued liabilities	657,305	(133,758)	(499,316)
Income taxes payable	94,303	91,648	(263,716)
Other assets	6,664	(34,521)	(25,819)
Other liabilities	13,226	(194)	50,289
Total adjustments	2,544,860	2,217,256	1,503,055
Net cash provided by operating activities	4,812,202	3,852,529	4,817,634

Cash flows from investing activities:
Purchases of short-term available-for-sale investments	(1,150,240)	(438,901)	—
Maturities of short-term available-for-sale investments	372,778	69,279	—
Additions to property, plant and equipment, net	(533,552)	(730,463)	(1,261,463)
Proceeds from sale of property, plant and equipment, net	58,892	—	—
Payments for acquisitions, net of cash acquired	(45,652)	—	—
Other	(23,747)	(4,773)	(4,922)
Net cash used for investing activities	(1,321,521)	(1,104,858)	(1,266,385)

Cash flows from financing activities:
Proceeds from debt	1,490,785	1,087,856	—
Early termination of debt	—	—	(65,688)
Debt repayments	(399,998)	(499,966)	—
Proceeds from commercial paper notes	9,462,691	10,184,439	5,287,124
Payments of commercial paper notes	(9,563,790)	(10,183,925)	(4,739,900)
Dividend payments to shareholders	(1,924,413)	(1,795,459)	(1,679,106)
Repurchase of common stock	(2,164,638)	(615,590)	(2,963,955)
Proceeds from employee stock plans	108,913	121,215	118,608
Other	7,833	(12,960)	(20,843)
Net cash used for financing activities	(2,982,617)	(1,714,390)	(4,063,760)
Net increase (decrease) in cash and cash equivalents	508,064	1,033,281	(512,511)
Cash and cash equivalents at beginning of year	1,991,342	958,061	1,470,572
Cash and cash equivalents at end of year	$2,499,406	$1,991,342	$958,061

See accompanying Notes.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended November 1, 2025, November 2, 2024 and October 28, 2023
(all tabular amounts in thousands except per share amounts)
1.Description of Business
Analog Devices, Inc. (Analog Devices or the Company) is a global semiconductor leader dedicated to solving its customers’ most complex engineering challenges. Since its inception in 1965, the Company has played a critical role at the intersection of the physical and digital worlds by providing the building blocks to sense, measure, interpret, connect and power. The Company designs, manufactures, tests and markets a broad portfolio of solutions, including integrated circuits (ICs), software and subsystems that leverage high-performance analog, mixed-signal and digital signal processing technologies. The Company’s comprehensive product portfolio, deep domain expertise and advanced manufacturing capabilities extend across high-performance precision and high-speed mixed-signal, power management and processing technologies. The Intelligent Edge is characterized by ubiquitous sensing, hyper-scale and edge computing, artificial intelligence (AI) and pervasive connectivity. These technological trends drive new generations of applications that expand the demand for Analog Devices’ high-performance analog, mixed-signal, power and radio frequency ICs. The Company’s focus is largely on the business-to-business end markets of Industrial, Automotive and Communications and related applications, as well as Consumer applications, with the goal of driving sustainable and profitable growth over the long term.
2. Summary of Significant Accounting Policies
a.Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. Upon consolidation, all intercompany accounts and transactions are eliminated. Certain amounts reported in previous years have been reclassified to conform to the presentation for the fiscal year ended November 1, 2025 (fiscal 2025). Such reclassified amounts are immaterial.
The Company’s fiscal year is the 52-week or 53-week period ending on the Saturday closest to the last day in October. Fiscal 2025 was a 52-week fiscal period, while the fiscal year ended November 2, 2024 (fiscal 2024) was a 53-week fiscal period and the fiscal year ended October 28, 2023 (fiscal 2023) was a 52-week fiscal period. The additional week in fiscal 2024 was included in the first quarter ended February 3, 2024. Therefore, fiscal 2025 and fiscal 2023 include one less week of operations as compared to fiscal 2024.
b.Cash, Cash Equivalents and Short-term Investments
Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of ninety days or less at the time of acquisition. Short-term investments have original maturities of greater than ninety days at the time of acquisition. Cash, cash equivalents and short-term investments consist primarily of government and institutional money market funds, corporate obligations such as commercial paper and floating rate notes, bonds, demand deposit accounts, money market deposit accounts and bank time deposits.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of the Company’s cash and cash equivalents and short-term investments as of November 1, 2025 and November 2, 2024 were as follows:

	2025	2024
Cash and Cash Equivalents:
Cash and cash equivalents	$1,360,969	$1,398,782
Available-for-sale securities	1,138,437	592,560
Total cash and cash equivalents	$2,499,406	$1,991,342
Short-term investments:
Available-for-sale securities	1,152,915	371,822
Total short-term investments	$1,152,915	$371,822
See Note 2j, Fair Value, of the Notes to Consolidated Financial Statements for additional information on the Company’s cash equivalents and short-term investments.
c.Supplemental Cash Flow Statement Information

	2025	2024	2023
Cash paid during the fiscal year for:
Income taxes	$568,137	$414,838	$987,225
Interest	$255,637	$268,192	$206,415
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
Inventories at November 1, 2025 and November 2, 2024 were as follows:

	2025	2024
Raw materials	$70,183	$93,608
Work in process	1,218,625	1,047,022
Finished goods	367,515	307,057
Total inventories	$1,656,323	$1,447,687

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
e.Property, Plant and Equipment
The following table presents details of the Company’s property, plant and equipment (PP&E), net of accumulated depreciation:

	2025	2024 (1)
Land and buildings	$2,118,530	$2,077,384
Machinery and equipment	4,592,126	4,441,293
Office equipment	499,227	477,884
Leasehold improvements	195,707	191,427
	7,405,590	7,187,988
Less accumulated depreciation and amortization	4,089,894	3,772,438
Net property, plant and equipment	$3,315,696	$3,415,550
_______________________________________
(1)Certain amounts previously reported between land and buildings and machinery and equipment have been reclassified to conform to the current year presentation.
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
During the fourth quarter of fiscal 2025, the Company determined its facility located in Penang, Malaysia met the held for sale criteria specified in ASC 360. No write-downs to fair value were required upon this determination as the fair value of the asset group, less costs to sell, was greater than the carrying value. As of November 1, 2025, prepaid expenses and other current assets includes the following assets held for sale:

Land and buildings	$60,890
Machinery and equipment	25,756
Office equipment	6,519
Less accumulated depreciation and amortization	(39,005)
Net property, plant and equipment reclassified to Prepaid expenses and other current assets	$54,160

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
f.Goodwill and Intangible Assets
Goodwill
The Company evaluates goodwill for impairment annually, as well as whenever events or changes in circumstances suggest that the carrying value of goodwill may not be recoverable, utilizing either the qualitative or quantitative method. The Company has determined that its business operates as a single operating segment and has a single reporting unit for the purpose of goodwill impairment testing. The Company tests goodwill on an annual basis on the first day of the fourth quarter (August 3, 2025 in fiscal 2025) or more frequently if indicators of impairment exist or the Company reorganizes its business.
The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its net book value. When using the qualitative method, the Company considers several factors, including the following:
–the amount by which the fair value of a reporting unit exceeded its carrying value as of the date of the most recent quantitative impairment analysis, which indicated there would need to be substantial negative developments in the markets in which the reporting unit operates in order for there to be potential impairment;
–the carrying value of the reporting unit as of the assessment date compared to the previously calculated fair value as of the date of the most recent quantitative impairment analysis;
–the Company’s current forecasts as compared to the forecasts included in the most recent quantitative impairment analysis;
–public information from competitors and other industry information to determine if there were any significant adverse trends in the Company’s competitors’ businesses;
–changes in the value of major U.S. stock indices that could suggest declines in overall market stability that could impact the valuation of the Company’s reporting unit;
–changes in the Company’s market capitalization and overall enterprise valuation to determine if there were any significant decreases that could be an indication that the valuation of its reporting unit had significantly decreased; and
–whether there had been any significant increases to the weighted-average cost of capital rates used, which could materially lower the Company’s prior valuation conclusions under a discounted cash flow approach.
If the Company elects not to use this option, or it determines that it is more likely than not that the fair value of its reporting unit is less than its net book value, then the Company performs the quantitative goodwill impairment test. The quantitative goodwill impairment test requires the Company to compare the fair value of its reporting unit with its carrying amount. If fair value is determined to be less than carrying value, an impairment loss is recognized for the amount of the carrying value that exceeds the amount of its reporting unit’s fair value, not to exceed the total amount of goodwill allocated to its reporting unit. Additionally, the Company considers income tax effects from any tax deductible goodwill on the carrying amount of its reporting unit when measuring the goodwill impairment loss, if applicable. Management determines the fair value of its reporting unit using a weighting of the income and market approaches. Under the income approach, it uses a discounted cash flow methodology, which requires management to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates and long-term discount rates, among others. For the market approach, it uses the guideline public company method. Under this method management utilizes information from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit, to create valuation multiples that are applied to the operating performance of its reporting unit being tested, in order to obtain its respective fair value. In order to assess the reasonableness of the calculated value, the fair value of the reporting unit is reconciled to the Company’s total market capitalization, allowing for a reasonable control premium.
During fiscal 2025, the Company used a combination of the quantitative and qualitative methods of assessing goodwill. During fiscal 2024, the Company elected to use the qualitative method of assessing goodwill. In all periods presented, management concluded the reporting unit fair values exceeded their carrying amounts as of the assessment dates and no risk of impairment existed.
The Company’s next annual impairment assessment will be performed as of the first day of the fourth quarter of the fiscal year ending October 31, 2026 (fiscal 2026) unless indicators arise that would require the Company to reevaluate at an earlier date.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the changes in goodwill during fiscal 2025 and fiscal 2024:

	2025	2024
Balance at beginning of year	$26,909,775	$26,909,775
Acquisition (1)	35,405	—
Balance at end of year	$26,945,180	$26,909,775
_______________________________________
(1) The fiscal 2025 acquisition was not material to the Company.

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
As of November 1, 2025 and November 2, 2024, the Company’s intangible assets consisted of the following:

	November 1, 2025		November 2, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$10,335,903	$5,311,189	$10,335,903	$4,561,856
Technology-based	7,617,866	4,628,765	7,597,471	3,786,054
Trade-name	72,200	72,200	72,200	72,200
Assembled workforce	1,800	1,800	1,800	1,800
Total	$18,027,769	$10,013,954	$18,007,374	$8,421,910
Amortization expense related to intangible assets was $1.6 billion, $1.7 billion and $2.0 billion in fiscal 2025, 2024 and 2023, respectively, and is recorded in cost of sales and amortization of intangibles on the Consolidated Statements of Income. The remaining amortization expense will be recognized over the remaining weighted average life of approximately 3.4 years.
The Company expects annual amortization expense for intangible assets as follows:

Fiscal Year	Amortization Expense
2026	$1,537,505
2027	$1,533,013
2028	$1,465,336
2029	$1,128,237
2030	$404,189

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
In August 2022, the U.S. government enacted the CHIPS and Science Act of 2022 (CHIPS Act), which provides funding for manufacturing grants and research investments and establishes an investment tax credit for certain investments in U.S. semiconductor manufacturing. As of November 1, 2025, the Company recorded $96.3 million and $167.2 million as offsets within current income taxes payable and in other assets, respectively, with corresponding reductions to the carrying amounts of the qualifying manufacturing assets on the Consolidated Balance Sheet. As of November 2, 2024, the Company recorded $106.3 million and $174.5 million as offsets within current income taxes payable and in other assets, respectively, with a corresponding reduction to the carrying amounts of the qualifying manufacturing assets on the Consolidated Balance Sheet.

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
The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges as of November 1, 2025 and November 2, 2024 was $297.0 million and $257.0 million, respectively. The fair values of forward foreign currency derivative instruments designated as hedging instruments in the Company’s Consolidated Balance Sheets as of November 1, 2025 and November 2, 2024 were as follows:

		Fair Value At
	Balance Sheet Location	November 1, 2025	November 2, 2024
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$4,403	$780
Forward foreign currency exchange contracts	Accrued liabilities	$4,399	$4,235
Additionally, the Company enters into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the asset or liability being hedged. As of November 1, 2025 and November 2, 2024, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $207.3 million and $176.8 million, respectively.

		Fair Value At
	Balance Sheet Location	November 1, 2025	November 2, 2024
Undesignated hedges related to forward foreign currency exchange contracts	Prepaid expenses and other current assets	$2,305	$6,538
Undesignated hedges related to forward foreign currency exchange contracts	Accrued liabilities	$3,576	$12,044
All of the Company’s derivative financial instruments are eligible for netting arrangements that allow the Company and its counterparties to net settle amounts owed to each other. As of November 1, 2025 and November 2, 2024, none of the netting arrangements involved collateral.
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the risk of counterparty default to be significant. The gain or loss on the hedged item attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps were recorded as follows:

	November 1, 2025		November 2, 2024
Balance Sheet Location	Loss on Swaps	Gain on Note	Loss on Swaps	Gain on Note
Accrued liabilities	$12,550	$—	$36,855	$—
Long-term debt	$—	$12,550	$—	$36,855
The market risk associated with the Company’s derivative instruments results from currency exchange rate or interest rate movements that are expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The counterparties to the agreements relating to the Company’s derivative instruments consist of a number of major international financial institutions with high credit ratings. Based on the credit ratings of the Company’s counterparties as of November 1, 2025 and November 2, 2024, nonperformance is not perceived to be a material risk. Furthermore, none of the Company’s derivatives are subject to collateral or other security arrangements and none contain provisions that are dependent on the Company’s credit ratings from any credit rating agency. While the contract or notional amounts of derivative financial instruments provide one measure of the volume of these transactions, they do not represent the amount of the Company’s exposure to credit risk. The amounts potentially subject to credit risk (arising from the possible inability of counterparties to meet the terms of their contracts) are generally limited to the amounts, if any, by which the counterparties’ obligations under the contracts exceed the obligations of the Company to the counterparties. As a result of the above considerations, the Company does not consider the risk of counterparty default to be significant.
The Company records the fair value of its derivative financial instruments in its Consolidated Financial Statements in other current assets, other assets, accrued liabilities, other non-current liabilities and long-term debt, depending on their net position, regardless of the purpose or intent for holding the derivative contract. Changes in the fair value of designated cash flow hedges are recorded in AOCI and reclassified into earnings in the same line item on the Consolidated Statements of Income as the impact of the hedged transaction when the underlying contract matures. Changes in the fair value of designated fair value hedges are recorded on the Consolidated Balance Sheets as a swap asset or an accrued liability with an offsetting increment/decrement to the long-term debt balance, which is the underlying item being hedged. Changes in the fair values of derivatives not qualifying for hedge accounting are reported in earnings as they occur.
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
The tables below, set forth by level, presents the Company’s financial assets and liabilities, excluding accrued interest components, that were accounted for at fair value on a recurring basis as of November 1, 2025 and November 2, 2024. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of November 1, 2025 and November 2, 2024, the Company held $1.4 billion and $1.4 billion, respectively, of cash that was

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
excluded from the tables below.

	November 1, 2025
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$740,730	$—	$740,730
Corporate obligations (1)	—	397,707	397,707
Short-term investments (2):
Available-for-sale:
Corporate obligations (1)	—	656,839	656,839
Bank obligations (1)	—	496,076	496,076
Other assets:
Forward foreign currency exchange contracts (3)	—	6,708	6,708
Deferred compensation investments	105,188	—	105,188
Total assets measured at fair value	$845,918	$1,557,330	$2,403,248
Liabilities
Forward foreign currency exchange contracts (3)	$—	$7,975	$7,975
Interest rate derivatives (4)	—	12,550	12,550
Total liabilities measured at fair value	$—	$20,525	$20,525
(1) The amortized cost of the Company’s investments classified as available-for-sale as of November 1, 2025 was $1.6 billion.
(2) Available-for-sale securities are classified as current assets on the Consolidated Balance Sheets if the securities are available to be converted into cash to fund current operations.
(3) The Company has master netting arrangements by counterparty with respect to derivative contracts. See Note 2i, Derivative Instruments and Hedging Agreements, of the Notes to Consolidated Financial Statements for more information related to the Company’s master netting arrangements.
(4) The carrying value of the related debt was adjusted by an equal and offsetting amount. The fair value of interest rate derivatives is estimated using a discounted cash flow analysis based on the contractual terms of the derivatives. See Note 2i, Derivative Instruments and Hedging Agreements, of the Notes to Consolidated Financial Statements.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	November 2, 2024
	Fair Value measurement at Reporting Date using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$592,560	$—	$592,560
Short-term investments:
Available-for-sale:
Securities with one year or less to maturity:
Corporate obligations (1)	—	71,246	71,246
Bank obligations (1)	—	300,576	300,576
Other assets:
Forward foreign currency exchange contracts (2)		7,318	7,318
Deferred compensation investments	92,698	—	92,698
Total assets measured at fair value	$685,258	$379,140	$1,064,398
Liabilities
Forward foreign currency exchange contracts (2)	$—	$16,279	$16,279
Interest rate derivatives (3)	—	36,855	36,855
Total liabilities measured at fair value	$—	$53,134	$53,134
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets and Liabilities Not Recorded at Fair Value on a Recurring Basis
Held for sale assets — The Company has classified the assets held for sale at carrying value. However, if they were to be carried at fair value, they would be considered a Level 3 fair value measurement and would be determined based on the use of appraisals and input from market participants.
Debt — The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. Given the short tenure of the Company’s commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore, are excluded from the table below ($446.6 million and $547.7 million as of November 1, 2025 and November 2, 2024, respectively). The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy. See Note 12, Debt, of the Notes to Consolidated Financial Statements for further discussion related to outstanding debt.

	November 1, 2025		November 2, 2024
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2025 Notes, due April 2025	$—	$—	$400,000	$397,027
2026 Notes, due December 2026	900,000	895,623	900,000	882,795
2027 Notes, due June 2027	440,212	436,916	440,212	421,077
2028 Notes, due June 2028	850,000	856,345	—	—
2028 Notes, due October 2028	750,000	704,186	750,000	673,316
2030 Notes, due June 2030	650,000	659,834	—	—
2031 Notes, due October 2031	1,000,000	884,390	1,000,000	843,766
2032 Notes, due October 2032	300,000	301,546	300,000	287,172
2034 Notes, due April 2034	550,000	571,370	550,000	553,375
2036 Notes, due December 2036	144,278	138,756	144,278	136,718
2041 Notes, due October 2041	750,000	555,925	750,000	534,435
2045 Notes, due December 2045	332,587	327,992	332,587	322,942
2051 Notes, due October 2051	1,000,000	662,609	1,000,000	655,668
2054 Notes, due April 2054	550,000	541,087	550,000	541,912
Total Debt	$8,217,077	$7,536,579	$7,117,077	$6,250,203
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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Revenue attributable to significant distributors whose revenue as a percentage of total revenue was 10% or greater of total revenue is presented in the following table:

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
Distributor 1	24%	24%	25%
Distributor 2	*	12%	10%
Distributor 3	13%	12%	*
___________________________________________________________
*Revenue for this distributor was not greater than 10% of total revenue for this period.
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
Performance Obligations: Substantially all of the Company’s contracts with customers contain a single performance obligation, the sale of mixed-signal integrated circuit products. Such sales represent a single performance obligation because the sale is one type of good or includes multiple goods that are neither capable of being distinct nor separable from the other

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
promises in the contract. This performance obligation is satisfied when control of the product is transferred to the customer, which occurs upon shipment or delivery. Unsatisfied performance obligations primarily represent contracts for products with future delivery dates and with an original expected duration of one year or less. The Company generally offers a twelve-month warranty for its products. The Company’s warranty policy provides for replacement of defective products. Specific accruals are recorded for known product warranty issues. Product warranty expenses during fiscal 2025, fiscal 2024 and fiscal 2023 were not material.
Transaction Price: The transaction price reflects the Company’s expectations about the consideration it will be entitled to receive from the customer and may include fixed or variable amounts. Fixed consideration primarily includes sales to direct customers and sales to distributors in which both the sale to the distributor and the sale to the end customer occur within the same reporting period. Variable consideration includes sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. The vast majority of such consideration are credits issued to the distributor due to price protection, but also include sales made to distributors under agreements that allow certain rights of return, referred to as stock rotation. Price protection represents price discounts granted to certain distributors to allow the distributor to earn an appropriate margin on sales negotiated with certain customers and in the event of a price decrease subsequent to the date the product was shipped and billed to the distributor. Stock rotation allows distributors limited levels of returns in order to reduce the amounts of slow-moving, discontinued or obsolete product from their inventory. A liability for distributor credits covering variable consideration is made based on the Company’s estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions the Company has made based on its historical estimates. For fiscal 2025 and fiscal 2024, sales to distributors were approximately $6.1 billion and $5.5 billion, respectively, net of variable consideration for which the liability balances as of November 1, 2025 and November 2, 2024 were $785.1 million and $508.7 million, respectively, and were recorded in accrued liabilities on the Consolidated Balance Sheets.
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
o.Accumulated Other Comprehensive (Loss) Income
AOCI includes certain transactions that have generally been reported in the Consolidated Statement of Shareholders’ Equity. The changes in components of AOCI at November 1, 2025 and November 2, 2024 consisted of the following:

	Foreign currency translation adjustment	Unrealized holding gains/losses on derivatives	Pension plans	Total
November 2, 2024	$(71,511)	$(85,202)	$(28,543)	$(185,256)
Other comprehensive income before reclassifications	(189)	1,163	11,516	12,490
Amounts reclassified out of other comprehensive income	—	17,781	2,094	19,875
Tax	—	(3,519)	1,828	(1,691)
Other comprehensive income	(189)	15,425	15,438	30,674
November 1, 2025	$(71,700)	$(69,777)	$(13,105)	$(154,582)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The amounts reclassified out of AOCI into the Consolidated Statements of Income, with presentation location during each period were as follows:

Comprehensive Income Component	2025	2024	Location
Changes in unrealized holding gains/losses on derivatives
Currency forwards	$1,338	$(775)	Cost of sales
	936	(219)	Research and development
	583	(3,762)	Selling, marketing, general and administrative
Interest rate derivatives	14,924	14,924	Interest expense
	17,781	10,168	Total before tax
	(3,228)	(2,140)	Tax
	$14,553	$8,028

Amortization of pension components included in the computation of net periodic benefit cost
Actuarial losses (1)	$2,094	$1,032

Total amounts reclassified out of AOCI, net of tax	$16,647	$9,060
_______________________________________
(1)The amortization of pension components is included in the computation of net periodic benefit cost. See Note 9, Retirement Plans, of the Notes to Consolidated Financial Statements for further information.
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
In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement and royalty arrangements among related entities. Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in the historical income tax provisions and income tax liabilities. In the event management’s assumptions are incorrect, the differences could have a material impact on its income tax provision and operating results in the period in which such determination is made. In addition to the factors described above, the current and expected effective tax rate is based on then-current tax law. Significant changes in enacted tax law could affect these

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimates. See Note 10, Income Taxes, of the Notes to Consolidated Financial Statements for further information related to income taxes.
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
The following table sets forth the computation of basic and diluted earnings per share:

	2025	2024	2023
Net income	$2,267,342	$1,635,273	$3,314,579

Basic shares:
Weighted-average shares outstanding	494,381	496,166	502,232
Earnings per common share basic	$4.59	$3.30	$6.60

Diluted shares:
Weighted-average shares outstanding	494,381	496,166	502,232
Assumed exercise of common stock equivalents	2,328	2,531	3,727
Weighted-average common and common equivalent shares	496,709	498,697	505,959
Earnings per common share diluted	$4.56	$3.28	$6.55
Anti-dilutive shares related to:
Outstanding stock options	94	71	253
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
s.Other Investments
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
t.New Accounting Pronouncements
Standards Implemented
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosure requirements for reportable segments. ASU 2023-07 requires segment disclosure to include significant segment expense categories and amounts, and qualitative detail of other segment items. Disclosure of multiple measures of segment profit and loss may also be reported. The Company adopted ASU 2023-07 in fiscal 2025. See Note 4, Industry, Segment and Geographic Information, of the Notes to Consolidated Financial Statements for additional information.
Standards to Be Implemented
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
3. Stock-Based Compensation and Shareholders’ Equity
Equity Compensation Plans
The Company grants, or has granted, stock options and other stock and stock-based awards under the Company’s 2020 Equity Incentive Plan (2020 Plan), which was approved by shareholders in March 2020. The 2020 Plan provides for the issuance of up to 21.2 million shares of the Company’s common stock, which includes shares that remained available or became available under the Company’s previous equity compensation plans, including the Amended and Restated 2006 Stock Incentive Plan and the Amended and Restated 2010 Equity Incentive Plan. The 2020 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. Employees, officers, directors, consultants and advisors of the Company and its subsidiaries are eligible to be granted awards under the 2020 Plan. No award may be made under the 2020 Plan after March 11, 2030, but awards previously granted may extend beyond that date. The Company does not intend to grant further equity awards under any previous legacy equity compensation plans. As of November 1, 2025, a total of 11.6 million shares of the Company’s common stock were available for future issuance under the 2020 Plan.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Modification of Awards
The Company has, from time to time, modified the terms of its equity awards to employees and directors. The modifications made to the Company’s equity awards in fiscal 2025, fiscal 2024 and fiscal 2023 did not result in significant incremental compensation costs, either individually or in the aggregate.
Employee Stock Purchase Plan
The Company offers an ESPP to eligible employees, providing the opportunity to purchase shares of the Company’s common stock at a discount through payroll deductions. Offering periods begin in June and December each year. U.S. employees are allowed to purchase the Company’s common stock at the lesser of 85% of the fair market value of the common stock at either the beginning or end of the offering period. Eligible employees outside of the U.S. are allowed to purchase the Company’s common stock at the lesser of 80% of the fair market value of the common stock at either the beginning or end of the offering period. As of November 1, 2025, a total of 3.7 million shares of the Company’s common stock were available for future grant under the ESPP.
Stock-Based Compensation Expense
The amount of stock-based compensation expense recognized during a period is based on the value of the awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. Based on an analysis of its historical forfeitures, the Company has applied an annual forfeiture rate of 5.0% to all unvested stock-based awards as of November 1, 2025. This analysis will be re-evaluated annually and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those awards that vest.
Total stock-based compensation expense recognized is as follows:

	2025	2024	2023
Cost of sales	$40,202	$31,233	$36,703
Research and development	134,245	109,011	116,354
Selling, marketing, general and administrative	142,286	114,638	143,789
Special charges, net	4,827	7,828	2,977
Total stock-based compensation expense	$321,560	$262,710	$299,823
As of November 1, 2025 and November 2, 2024, the Company capitalized $14.5 million and $10.4 million, respectively, of stock-based compensation in inventory.
Stock-Based Compensation Activity
A summary of the stock option activity as of November 1, 2025 and changes during the fiscal year then ended is presented below:

	Options Outstanding (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at November 2, 2024	1,639	$105.94
Options exercised	(441)	$81.09
Options forfeited	(1)	$68.77
Options outstanding and exercisable at November 1, 2025	1,197	$115.14	3.7	$142,441
The total intrinsic value of options exercised (i.e., the difference between the market price at exercise and the price paid by the employee to exercise the options) during fiscal 2025, fiscal 2024 and fiscal 2023 was $64.2 million, $93.9 million and $95.0 million, respectively.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the Company’s restricted stock unit and award activity as of November 1, 2025 and changes during the fiscal year then ended is presented below:

	Restricted Stock Units/Awards Outstanding (in thousands)	Weighted- Average Grant- Date Fair Value Per Share
Restricted stock units/awards outstanding at November 2, 2024	4,481	$186.81
Units/Awards granted	2,379	$164.33
Restrictions lapsed	(1,957)	$172.32
Forfeited	(476)	$191.82
Restricted stock units/awards outstanding at November 1, 2025	4,427	$180.59
As of November 1, 2025, there was $640.2 million of total unrecognized compensation cost related to unvested stock-based awards comprised of restricted stock unit awards. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total grant-date fair value of awards that vested during fiscal 2025, fiscal 2024 and fiscal 2023 was approximately $345.1 million, $309.0 million and $298.2 million, respectively.
Common Stock Repurchases
The Company’s share repurchase program has been in place since August 2004. In the aggregate, the Board of Directors has authorized the Company to repurchase $26.7 billion of the Company’s common stock under the program, which includes the $10.0 billion authorization approved by the Board of Directors on February 18, 2025. The Company may repurchase outstanding shares of its common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of the Company’s Board of Directors, the repurchase program will expire when the Company has repurchased all shares authorized under the program. As of November 1, 2025, the Company had repurchased a total of approximately 216.5 million shares of its common stock for approximately $17.0 billion under this program. An additional $9.7 billion remains available for repurchase of shares under the current authorized program. The repurchased shares are held as authorized but unissued shares of common stock.
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
4.     Industry, Segment and Geographic Information
The Company operates and tracks its results at the consolidated company level in one operating segment and one reportable segment. The Company designs, develops, manufactures and markets a broad range of ICs. The Company uses a highly-integrated approach in developing its products in that discrete technologies developed by the Company are frequently integrated across many of its products, and substantially all of the Company’s ICs are manufactured under similar processes with raw materials in either the Company’s own production facilities or by third-party wafer fabricators using proprietary processes. The ICs marketed by the Company are sold globally through a direct sales force, third-party distributors, independent sales representatives and via the Company’s website to the same types of customers spanning a wide range of applications. Accordingly, the Company operates under a single operating segment.
The Company’s Chair and Chief Executive Officer has been identified as its Chief Operating Decision Maker (CODM). The Company’s organizational structure is based along functional lines with each functional manager reporting to the CODM or to a direct report of the CODM. The CODM regularly reviews income and expense items at the consolidated company level. He primarily uses consolidated net income as reported on the Consolidated Statements of Operations to evaluate performance and allocate resources. This measure is utilized during the Company’s budgeting and forecasting process to assess profitability and inform strategic initiatives, capital allocation and other operating decisions. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents a summary of consolidated net income inclusive of significant segment expenses and other expense information provided to the CODM:

	Year Ended
	November 1, 2025	November 2, 2024	October 28, 2023
Revenue	$11,019,707	$9,427,157	$12,305,539
Less:
Cost of sales, including human capital expenses therein	4,246,229	4,045,814	4,428,321
Operating expenses:
Employee compensation costs	2,148,609	1,768,311	2,051,976
Amortization of acquired intangible assets	749,662	754,784	959,618
Research and development related costs (excluding employee compensation costs)	530,071	466,134	498,281
Special charges, net	69,980	37,258	160,710
Other operating expense (excluding employee compensation costs) (1)	342,660	322,058	383,521
Nonoperating expense (income)	220,384	255,458	215,109
Provision for income taxes	444,770	142,067	293,424
Net income	$2,267,342	$1,635,273	$3,314,579
_______________________________________
(1)Includes depreciation and amortization expenses, facilities expenses, legal expenses and other discretionary expenses.
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

	2025		2024		2023
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Industrial	$4,929,409	45%	$4,290,324	46%	$6,565,376	53%
Automotive	3,277,865	30%	2,837,522	30%	2,903,979	24%
Consumer	1,434,568	13%	1,207,880	13%	1,244,598	10%
Communications	1,377,865	13%	1,091,431	12%	1,591,586	13%
Total revenue	$11,019,707	100%	$9,427,157	100%	$12,305,539	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
Revenue by Sales Channel
The following table summarizes revenue by sales channel. The Company sells its products globally through a direct sales force, third-party distributors, independent sales representatives and via its website. Distributors are customers that buy products with the intention of reselling them. Direct customers are non-distributor customers and consist primarily of original equipment manufacturers (OEMs). Other customers include the U.S. government, government prime contractors and certain commercial customers for which revenue is recorded over time.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2025		2024		2023
	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)	Revenue	% of Total Revenue (1)
Distributors	$6,144,819	56%	$5,505,779	58%	$7,534,894	61%
Direct customers	4,718,993	43%	3,772,945	40%	4,603,166	37%
Other	155,895	1%	148,433	2%	167,479	1%
Total revenue	$11,019,707	100%	$9,427,157	100%	$12,305,539	100%
_______________________________________
(1)The sum of the individual percentages may not equal the total due to rounding.
Geographic Information
Geographic revenue information for fiscal 2025, fiscal 2024 and fiscal 2023 reflects the geographic location of the distributors or OEMs who purchased the Company’s products. This may differ from the geographic location of the end customers particularly in cases where a third-party contract manufacturer purchases the Company’s products through distributors. In all periods presented, the predominant regions comprising “Rest of North and South America” are Mexico and Canada; the predominant regions comprising “Europe” are Germany, the Netherlands, France and Israel; and the predominant regions comprising “Rest of Asia” are Taiwan, South Korea, Malaysia and Singapore.

	2025	2024	2023
Revenue
United States	$3,238,145	$2,840,426	$4,165,296
Rest of North and South America	162,470	62,318	88,579
Europe	2,285,598	2,109,529	3,001,871
Japan	989,916	1,085,631	1,397,119
China	2,858,286	2,128,840	2,229,631
Rest of Asia	1,485,292	1,200,413	1,423,043
Subtotal all foreign regions	7,781,562	6,586,731	8,140,243
Total revenue	$11,019,707	$9,427,157	$12,305,539
Property, plant and equipment
United States	$1,832,598	$1,907,527	$1,577,914
Ireland	651,330	625,658	573,684
Philippines	432,972	468,900	620,453
Thailand	263,939	195,150	209,660
Malaysia	36,922	108,286	123,574
All other regions	97,935	110,029	113,872
Subtotal all foreign regions	1,483,098	1,508,023	1,641,243
Total property, plant and equipment	$3,315,696	$3,415,550	$3,219,157

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Liabilities related to special charges, net are presented in accrued liabilities and other non-current liabilities on the Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions		Q4 2023 Plan
Balance at October 29, 2022	$52,070		$—
Employee severance and benefit costs	45,064		113,995
Severance and benefit payments, net	(60,153)		(3,549)
Balance at October 28, 2023	$36,981	(1)	$110,446
Employee severance and benefit costs	(5,106)		41,907
Severance and benefit payments, net	(18,020)		(151,636)
Balance at November 2, 2024	$13,855		$717
Employee severance and benefit costs	63,968		—
Severance and benefit payments, net	(73,708)		(717)
Balance at November 1, 2025	$4,115		$—

_________________________________________________________
(1) As of October 28, 2023, this balance was comprised of $13.8 million and $23.1 million recorded in Accrued liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheet.

Global Repositioning Actions
The Company recorded net special charges of $591.6 million on a cumulative basis through November 1, 2025, as part of the integration of the acquisition of Maxim Integrated Products, Inc. (Maxim) and continued organizational initiatives to consolidate its global footprint related to certain manufacturing, engineering, sales, marketing and administrative offices and to better align its global workforce with the Company’s long-term strategic plan. The special charges include severance and fringe benefit costs, in accordance with the Company’s ongoing benefit plan or statutory requirements at foreign locations, and the write-off of acquired intellectual property due to the Company’s decision to discontinue certain product development strategies.
Q4 2023 Plan
In fiscal 2023, the Company committed to a plan to reorganize its business (the Q4 2023 Plan). The Company recorded net special charges of $155.9 million on a cumulative basis through November 2, 2024 related to the Q4 2023 Plan. The Q4 2023 Plan, consisting of voluntary and involuntary reductions-in-force and other cost-savings initiatives, was commenced to adjust the Company’s cost structure and business activities to better align with then weaker market demand and continued economic uncertainty in its end markets, as well as to make certain strategic shifts in its workforce necessary to achieve its long-term vision. The reductions-in-force impacted positions in manufacturing, engineering and selling, marketing, general and administrative functions.
6.    Accrued Liabilities
Accrued liabilities at November 1, 2025 and November 2, 2024 consisted of the following:

	2025	2024
Distributor price adjustments and other revenue reserves	$785,059	$508,722
Accrued compensation and benefits	455,625	220,091
Lease liabilities	72,905	68,130
Accrued interest	67,296	45,517
Interest rate swap	12,550	36,855
Accrued withholdings related to ESPP	36,802	33,114
Accrued taxes	35,250	23,143
Accrued special charges	4,115	14,572
Other	175,430	155,926
Total accrued liabilities	$1,645,032	$1,106,070

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.    Leases
The Company enters into operating leases which primarily relate to certain facilities and, to a lesser extent, finance leases. The Company determines whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. Lease assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities represent the obligation to make lease payments over the lease term. At lease commencement, leases are evaluated for classification, and assets and liabilities are recognized based on the present value of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property. The Company has agreements with lease and non-lease components, which are accounted for as a single lease component. Non-lease components may include real estate taxes, insurance, maintenance, parking and other operating costs. If these costs are variable costs they are not included in the measurement of the right-of-use assets and lease liabilities, but are expensed when the event determining the amount of variable consideration to be paid occurs. The Company’s leases have remaining lease terms of less than one year to approximately twenty years, some of which may include options to extend the initial term of the lease. These options are included in determining the initial lease term at lease commencement only if the Company is reasonably certain to exercise the option. Lease costs are recognized on a straight-line basis as lease expense over the lease term. For leases with terms of twelve months or less the Company recognizes the related lease payments as expense either on a straight-line basis over the lease term or as incurred depending on whether the lease payments are fixed or variable. The Company subleases certain properties that are not used in its core business operations. Sublease income was $15.0 million and $12.8 million in fiscal 2025 and fiscal 2024, respectively.
The following table presents supplemental balance sheet information related to the Company’s operating leases:

	November 1, 2025	November 2, 2024
Assets
Operating lease right-of-use assets in Other assets	$229,520	$242,548
Liabilities
Operating lease liabilities in Accrued liabilities	$72,905	$68,130
Operating lease liabilities in Other non-current liabilities	$283,904	$318,570
Details of the Company’s operating leases are as follows:

	November 1, 2025	November 2, 2024
Lease expense	$67,340	$68,331
Cash paid for amounts included in the measurement of operating lease liabilities
Cash flows from operating leases	$83,556	$82,070
Lease assets obtained in exchange for new lease liabilities	$39,604	$15,801
Weighted average remaining lease term	5.7 years	6.4 years
Weighted average discount rate	3.9%	3.8%
The following table presents the maturities of the Company’s operating lease liabilities as of November 1, 2025:

Fiscal year
2026	$85,606
2027	78,456
2028	64,504
2029	58,970
2030	50,531
Thereafter	56,894
Total future minimum operating lease payments	394,961
Less: imputed interest	(38,152)
Present value of operating lease liabilities	$356,809

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the future minimum cash receipts as a result of subleases as of November 1, 2025:

Fiscal year
2026	$15,683
2027	16,153
2028	16,635
2029	16,886
2030	12,480
Thereafter	—
Total future minimum cash receipts	$77,837
8.    Commitments and Contingencies
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

9.    Retirement Plans
The Company and its subsidiaries have various savings and retirement plans covering substantially all employees.
Defined Contribution Plans
The Company maintains a defined contribution plan for the benefit of its eligible U.S. employees. This plan provides for Company contributions of up to 5% of each participant’s total eligible compensation. In addition, the Company contributes an amount equal to each participant’s pre-tax contribution, if any, up to a maximum of 3% of each participant’s total eligible compensation. The total expense related to the defined contribution plans for all eligible U.S. employees was $74.9 million in fiscal 2025, $74.3 million in fiscal 2024 and $76.0 million in fiscal 2023.
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
Defined Benefit Pension and Post Retirement Benefit Plans
The Company also has various defined benefit pension and other retirement plans for certain non-U.S. employees that are consistent with local statutory requirements and practices. The total expense related to these plans was $71.2 million in fiscal 2025, $66.4 million in fiscal 2024 and $64.0 million in fiscal 2023.
The Company’s funding policy for its foreign defined benefit pension plans is consistent with the local requirements of each country. The plans’ assets consist primarily of U.S. and non-U.S. equity securities, bonds, property and cash. The Company has elected to measure defined benefit plan assets and obligations as of October 31, which is the month-end that is closest to its fiscal year-ends, which were November 1, 2025 for fiscal 2025 and November 2, 2024 for fiscal 2024.
In addition, the Company has a postretirement plan that provides postretirement medical expenses to certain former Maxim executives in the U.S.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Components of Net Periodic Benefit Cost
Net annual periodic benefit cost of the Company’s pension and postretirement benefit plans for fiscal 2025, fiscal 2024 and fiscal 2023 is presented in the following table:

	2025	2024	2023
Service cost	$12,243	$8,643	$7,728
Interest cost	10,172	9,564	8,773
Expected return on plan assets	(5,329)	(5,061)	(5,236)
Recognized actuarial loss	2,107	1,345	1,168
Subtotal	$19,193	$14,491	$12,433
Settlement impact	—	820	173
Net periodic benefit cost	$19,193	$15,311	$12,606
The service cost component of net periodic benefit cost above is recorded in Cost of sales, Research and development, Selling, marketing, general and administrative expenses within the Consolidated Statements of Income, while the remaining components are recorded to Other, net.
Benefit Obligations and Plan Assets
Obligation and asset data of the Company’s pension and postretirement benefit plans at November 1, 2025 and November 2, 2024 is presented in the following table:

	2025	2024
Change in Benefit Obligation
Benefit obligation at beginning of year	$202,779	$167,868
Service cost	12,243	8,643
Interest cost	10,172	9,564
Plan combinations	—	23,349
Settlement	—	(13,240)
Actuarial (gain)/loss	(19,248)	5,438
Benefits paid	(7,213)	(3,152)
Exchange rate adjustment	1,349	4,309
Benefit obligation at end of year	$200,082	$202,779
Change in Plan Assets
Fair value of plan assets at beginning of year	$98,648	$87,606
Actual return on plan assets	(1,987)	9,479
Employer contributions	10,382	10,273
Plan combinations	—	4,602
Settlements	—	(13,240)
Benefits paid	(7,213)	(3,152)
Exchange rate adjustment	(372)	3,080
Fair value of plan assets at end of year	$99,458	$98,648
Reconciliation of Funded Status
Funded status	$(100,624)	$(104,131)
Amounts Recognized in the Balance Sheet
Non-current assets	$12,990	$6,111
Current liabilities	(3,275)	(3,254)
Non-current liabilities	(110,339)	(106,988)
Net amount recognized	$(100,624)	$(104,131)

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2025	2024
Reconciliation of Amounts Recognized in the Statement of Financial Position
Net loss	(12,351)	(25,961)
Accumulated other comprehensive loss	(12,351)	(25,961)
Accumulated contributions less than net periodic benefit cost	(88,273)	(78,170)
Net amount recognized	$(100,624)	$(104,131)
Changes Recognized in Other Comprehensive Income (Loss)
Changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net gain/loss arising during the year	$(11,932)	$1,019
Plan combinations	—	13,413
Effect of exchange rates on amounts included in AOCI	429	1,363
Amounts recognized as a component of net periodic benefit cost
Amortization or settlement recognition of net loss	(2,107)	(2,165)
Total recognized in other comprehensive gain/loss	$(13,610)	$13,630
Total recognized in net periodic cost and other comprehensive loss	$5,583	$28,941
Estimated amounts that will be amortized from AOCI over the next fiscal year
Net loss	$(1,068)	$(2,148)
The accumulated benefit obligation for the Company’s pension and postretirement benefit plans was $127.2 million and $132.7 million at November 1, 2025 and November 2, 2024, respectively.
Information relating to the Company’s pension and postretirement benefit plans with projected benefit obligations in excess of plan assets and accumulated benefit obligations in excess of plan assets at November 1, 2025 and November 2, 2024 is presented in the following table:

	2025	2024
Plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$160,395	$155,777
Fair value of plan assets	$46,782	$43,944
Plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$82,486	$76,867
Accumulated benefit obligation	$56,462	$54,675
Fair value of plan assets	$7,751	$5,777
Assumptions
The range of assumptions used for the Company’s pension and postretirement benefit plans reflects the different economic environments within the various countries as well as the differences in the attributes of the participants.
The projected benefit obligation was determined using the following weighted-average assumptions:

	2025	2024
Discount rate	5.73%	5.20%
Rate of increase in compensation levels	5.85%	5.23%
Net annual periodic benefit cost was determined using the following weighted average assumptions:

	2025	2024
Discount rate	5.20%	5.73%
Expected long-term return on plan assets	5.34%	5.69%
Rate of increase in compensation levels	5.23%	4.34%

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
Fair value of plan assets
The following table presents plan assets measured at fair value on a recurring basis by investment categories as of November 1, 2025 and November 2, 2024 using the same three-level hierarchy described in Note 2j, Fair Value, of the Notes to Consolidated Financial Statements:

	November 1, 2025			November 2, 2024
	Fair Value Measurement at Reporting Date Using:			Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Unit trust funds(1)	$—	$529	$529	$—	$7,264	$7,264
Equities(1)	7,407	2,368	9,775	6,675	—	6,675
Fixed income securities(2)	—	27,822	27,822	—	24,013	24,013
Property (3)	—	4,402	4,402	—	4,446	4,446
Investment Funds (4)	—	46,921	46,921	—	47,282	47,282
Pooled Funds (5)	—	6,178	6,178	—	4,582	4,582
Cash and cash equivalents	3,831	—	3,831	4,386	—	4,386
Total assets measured at fair value	$11,238	$88,220	$99,458	$11,061	$87,587	$98,648

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

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated future cash flows
Expected fiscal 2026 Company contributions and estimated future benefit payments are as follows:

Expected Company Contributions
2026	$9,353
Expected Benefit Payments
2025	$6,758
2026	$7,201
2027	$8,253
2028	$9,344
2029	$8,928
2030 through 2034	$77,411

10.    Income Taxes
The Company’s effective tax rate reflects the applicable tax rate in effect in the various tax jurisdictions around the world where the Company’s income is earned. The reconciliation of income tax computed at the U.S. federal statutory rates to income tax expense for fiscal 2025, fiscal 2024 and fiscal 2023 is as follows:

	2025	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Income tax provision reconciliation:
Tax at statutory rate	$569,544	$373,241	$757,681
Net foreign income subject to lower tax rate	(391,616)	(219,294)	(358,944)
State income taxes, net of federal benefit	79,000	(10,646)	4,453
Valuation allowance	(79,204)	10,615	(6,641)
Federal research and development tax credits	(36,014)	(53,420)	(65,391)
Change in uncertain tax positions	14,179	(19,514)	17,985
Amortization of purchased intangibles	106,611	114,679	142,358
Taxes attributable to the Tax Cuts and Jobs Act of 2017	(4,101)	(3,977)	(81,695)
Taxes attributable to the One Big Beautiful Bill Act	153,763	—	—
U.S. effects of international operations	51,314	(6,300)	(98,286)
Windfalls (under ASU 2016-09)	(18,304)	(22,985)	(24,211)
Other, net	(402)	(20,332)	6,115
Total income tax provision	$444,770	$142,067	$293,424
Income before income taxes for fiscal 2025, fiscal 2024 and fiscal 2023 includes the following components:

Income before income taxes (1)	2025	2024	2023
Domestic	$520,188	$517,555	$846,592
Foreign	2,191,924	1,259,785	2,761,411
Income before income taxes	$2,712,112	$1,777,340	$3,608,003
_______________________________________
(1)Income before income taxes reflects deemed intercompany royalties in all periods presented.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of the provision for income taxes for fiscal 2025, fiscal 2024 and fiscal 2023 are as follows:

	2025	2024	2023
Current:
Federal tax	$492,570	$348,144	$303,146
State	14,175	14,399	11,772
Foreign	184,670	147,087	431,452
Total current	$691,415	$509,630	$746,370
Deferred:
Federal	$(455,194)	$(492,578)	$(508,741)
State	(7,018)	3,579	2,063
Foreign	215,567	121,436	53,732
Total deferred	$(246,645)	$(367,563)	$(452,946)
Provision for income taxes	$444,770	$142,067	$293,424
The Company accounts for global intangible low-taxed income (GILTI) under the deferred method. In fiscal 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, which revised the applicable GILTI tax rate for the Company’s fiscal years beginning in 2027. As a result, in fiscal 2025, the Company recorded a net deferred tax expense of $153.8 million related to the remeasurement of its GILTI-related deferred tax assets and liabilities.
The Company’s effective tax rate for fiscal 2023 was impacted by a discrete income tax benefit recorded of $81.7 million resulting from the approval granted by the Joint Committee on Taxation of its federal corporate income tax relief claim which reduced the amount of transition tax owed under the Tax Cuts and Jobs Act.
The Company carries other outside basis differences in its subsidiaries, primarily arising from acquisition accounting adjustments and certain undistributed earnings that are considered indefinitely reinvested. As of November 1, 2025, the Company has not recognized deferred income tax on $33.6 billion of outside basis differences because of its intent and ability to indefinitely reinvest these basis differences. These basis differences could be reversed through a sale of the subsidiaries or the receipt of dividends from the subsidiaries, as well as various other events, none of which are considered probable at this time. Determination of the amount of unrecognized deferred income tax liability related to these outside basis differences is not practicable.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The significant components of the Company’s deferred tax assets and liabilities for fiscal 2025 and fiscal 2024 are as follows:

	2025	2024
Deferred tax assets:
Inventory reserves	$35,338	$29,139
Reserves for compensation and benefits	56,983	48,801
Tax credit carryovers	241,678	318,469
Stock-based compensation	23,812	22,290
Net operating losses	33,461	41,340
Intangible assets	1,684,244	1,871,218
Lease liability	71,335	74,715
Capitalization of R&D expenses (1)	804,017	624,682
Other	68,118	71,049
Total gross deferred tax assets	3,018,986	3,101,703
Valuation allowance	(263,875)	(343,079)
Total deferred tax assets	2,755,111	2,758,624
Deferred tax liabilities:
Depreciation	(142,031)	(139,556)
Deferred GILTI tax liabilities (2)	(2,272,775)	(2,442,068)
Right of use asset	(50,965)	(53,303)
Acquisition-related intangibles	(585,519)	(664,337)
Total gross deferred tax liabilities	(3,051,290)	(3,299,264)
Net deferred tax liabilities	$(296,179)	$(540,640)
_______________________________________________
(1) The Company included the effects of the mandatory capitalization and amortization of research and development expenses which began in fiscal 2023 under the Tax Cuts and Jobs Act.
(2) The Company’s effective tax rate for fiscal 2025 was impacted by a net deferred tax expense of $153.8 million recorded in fiscal 2025 related to the remeasurement of our GILTI-related deferred tax assets and liabilities attributable to the passage of the OBBBA.
The valuation allowances of $263.9 million and $343.1 million as of November 1, 2025 and November 2, 2024, respectively, are primarily for the Company’s state R&D credit carryforwards, foreign net operating losses and international credit carryforwards. The Company believes that it is more-likely-than-not that these credit carryovers will not be realized and as a result has recorded a partial valuation allowance.
The federal and state net operating losses of $21.0 million will begin to expire in fiscal 2027 while foreign net operating loss carryovers of $131.8 million have no expiration date. There are also $227.4 million of federal and state credit carryovers and $14.3 million of foreign investment tax credit carryovers that begin to expire in the fiscal year ending October 31, 2026.
As of November 1, 2025 and November 2, 2024, the Company had unrealized tax benefits, net of indirect tax benefits, of $166.2 million and $162.7 million, respectively, which if settled in the Company’s favor, would lower the Company’s effective tax rate in the period recorded. Liabilities for unrealized tax benefits are primarily classified as non-current because the Company believes that the ultimate payment or settlement of these liabilities will not occur within the next twelve months. As of November 1, 2025 and November 2, 2024, the Company had liabilities of approximately $87.8 million and $73.7 million, respectively, for interest and penalties, which is included within the provision for income taxes in the Consolidated Statements of Income.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in the total amounts of unrealized tax benefits for fiscal 2023 through fiscal 2025:

Unrealized Tax Benefits
Balance, October 29, 2022	$165,327
Additions for tax positions related to current year	5,895
Additions for tax positions related to prior years	17,096
Reductions due to lapse of applicable statute of limitations	(903)
Balance, October 28, 2023	$187,415
Additions for tax positions related to current year	5,793
Reductions for tax positions related to prior years	(27,499)
Reductions due to lapse of applicable statute of limitations	(3,013)
Balance, November 2, 2024	$162,696
Additions for tax positions related to current year	5,603
Additions for tax positions related to prior years	38
Reductions due to lapse of applicable statute of limitations	(2,139)
Balance, November 1, 2025	$166,198

In fiscal 2025, the Company continued to engage in discussions with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that the balance of unrealized tax benefits, including accrued interest and penalties, could decrease by up to $150.0 million within the next twelve months due to the completion of federal tax audits, including any administrative appeals. The $150.0 million primarily relates to matters involving federal taxation of international income and cross-border transactions.
The Company has numerous audits ongoing throughout the world including: an IRS income tax audit for the fiscal years ended October 30, 2021 (fiscal 2021), November 2, 2019 (fiscal 2019) and November 3, 2018 (fiscal 2018); an IRS income tax audit for Maxim’s fiscal years ended June 27, 2015 through August 26, 2021; and various U.S. state and local audits and international audits, including Irish corporate tax audits for fiscal 2021. The Company’s U.S. federal income tax returns prior to fiscal 2018 are no longer subject to examination, except for the applicable Maxim fiscal years noted above.
During fiscal 2025, the Company received an assessment from the U.S. Internal Revenue Service (IRS) for fiscal 2018 and fiscal 2019, totaling approximately $267.0 million, excluding penalties and interest. The assessment pertains to transfer pricing arrangements between the Company and one of its wholly-owned foreign subsidiaries. The Company firmly disagrees with this assessment and maintains that its transfer pricing is appropriate. Consequently, the Company has not recorded any additional tax liability related to fiscal 2018 and fiscal 2019 in relation to this issue, nor to any other periods. The Company intends to vigorously defend its original tax return position and is currently preparing for an appeal with the IRS. Should the IRS ultimately prevail regarding its assessments for fiscal 2018 and fiscal 2019, such a resolution, along with any potential impact on subsequent fiscal years, could have a material adverse effect on the Company’s income tax expense and net earnings in future periods.
11.    Revolving Credit Facility
On April 11, 2025, the Company entered into a Fourth Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent and the other banks identified therein as lenders (the Revolving Credit Agreement). The Revolving Credit Agreement provides for a five-year, unsecured, revolving credit facility in an aggregate principal amount not to exceed $3.0 billion (subject to certain terms and conditions).
Revolving loans under the Revolving Credit Agreement can be Term SOFR Loans or Base Rate Loans (each as defined in the Revolving Credit Agreement) at the Company’s option. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable adjusted term SOFR plus a margin based on the Company’s Debt Ratings (as defined in the Revolving Credit Agreement) from time to time of between 0.46% and 0.90%. As of November 1, 2025, the Company had no outstanding borrowings under this revolving credit facility but may borrow in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes.
In addition, the Company has agreed to pay a facility fee based on the Company’s Debt Ratings from time to time of between 0.040% and 0.100% multiplied by the actual daily amount of the Commitments (as defined in the Revolving Credit Agreement) in effect. The Revolving Credit Agreement includes a multicurrency borrowing feature for certain specified foreign

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currencies. The Company will guarantee the obligations of each subsidiary that is named a Designated Borrower under the Revolving Credit Agreement.
The Revolving Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of November 1, 2025, the Company was in compliance with these covenants.
12.    Debt
On June 16, 2025, in an underwritten public offering, the Company issued $850.0 million aggregate principal amount of 4.250% senior notes due June 15, 2028 (the 2028 Notes) and $650.0 million aggregate principal amount of 4.500% senior notes due June 15, 2030 (the 2030 Notes), in each case with semi-annual fixed interest payments due on June 15 and December 15 of each year, commencing December 15, 2025. The aggregate net proceeds of the offering were $1.5 billion, after discounts and issuance costs. Prior to May 15, 2028 with respect to the 2028 Notes and May 15, 2030 with respect to the 2030 Notes (the date that is one month prior to the maturity date of each series of notes), the Company may, at its option, redeem the 2028 or 2030 Notes, as applicable, in whole or in part, at any time and from time to time, at a redemption price equal to the greater of: (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 2028 Notes matured on June 15, 2028 and the 2030 Notes matured on June 15, 2030) on a semi-annual basis at the applicable treasury rate plus 10 basis points less (b) interest accrued to the date of redemption, and (2) 100% of the principal amount of the 2028 or 2030 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to the redemption date. On or after May 15, 2028 with respect to the 2028 Notes or May 15, 2030 with respect to the 2030 Notes, the Company may, at its option, redeem the 2028 or 2030 Notes, as applicable, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the 2028 or 2030 Notes, as applicable, being redeemed plus accrued and unpaid interest thereon to the redemption date. The 2028 and 2030 Notes are unsecured and rank equally in right of payment with all of the Company’s other existing and future unsecured senior indebtedness.
The Company’s debt consisted of the following as of November 1, 2025 and November 2, 2024:

	November 1, 2025	November 2, 2024
Fixed-rate 3.500% Senior Notes due on December 5, 2026	$900,000	$900,000
Fixed-rate 3.450% Senior Notes due on June 15, 2027	440,212	440,212
Fixed-rate 4.250% Senior Notes due on June 15, 2028	850,000	—
Fixed-rate 1.700% Sustainability-Linked Senior Notes due on October 1, 2028	750,000	750,000
Fixed-rate 4.500% Senior Notes due on June 15, 2030	650,000	—
Fixed-rate 2.100% Senior Notes due on October 1, 2031 (1)	1,000,000	1,000,000
Fixed-rate 4.250% Senior Notes due on October 1, 2032	300,000	300,000
Fixed-rate 5.050% Senior Notes due on April 1, 2034	550,000	550,000
Fixed-rate 4.500% Senior Notes due on December 5, 2036	144,278	144,278
Fixed-rate 2.800% Senior Notes due on October 1, 2041	750,000	750,000
Fixed-rate 5.300% Senior Notes due on December 15, 2045	332,587	332,587
Fixed-rate 2.950% Senior Notes due on October 1, 2051	1,000,000	1,000,000
Fixed-rate 5.300% Senior Notes due on April 1, 2054	550,000	550,000
Total Long-Term Debt	8,217,077	6,717,077
Fixed-rate 2.950% Senior Notes due on April 1, 2025	—	400,000
Commercial paper notes	446,639	547,738
Total Short-Term Debt	446,639	947,738
Unamortized discounts, debt issuance costs and fair value adjustments	(72,011)	(83,128)
Total Debt	$8,591,705	$7,581,687
_________________________________
(1) Includes fair value adjustment related to interest rate swap related to outstanding debt. See Note 2i, Derivative Instruments and Hedge Agreements, for more information.

ANALOG DEVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The indentures governing the Company’s senior notes contain covenants that, among other things, limit the Company’s ability to incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into certain sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. As of November 1, 2025, the Company was in compliance with all covenants under its debt agreements.
13.    Subsequent Events
On November 24, 2025, the Board of Directors of the Company declared a cash dividend of $0.99 per outstanding share of common stock. The dividend will be paid on December 22, 2025 to all shareholders of record at the close of business on December 8, 2025 and is expected to total approximately $484.8 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Analog’s disclosure controls and procedures as of November 1, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 1, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of November 1, 2025. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework.
Based on this assessment, our management concluded that, as of November 1, 2025, our internal control over financial reporting is effective based on those criteria.
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

(c) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Analog Devices, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Analog Devices, Inc.’s internal control over financial reporting as of November 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Analog Devices, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 1, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 1, 2025 and November 2, 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended November 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated November 25, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts
November 25, 2025

(d) Changes in Internal Controls over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended November 1, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
None of our officers or directors adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal 2025.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this item will be included in our 2026 proxy statement to be filed with the SEC within 120 days after November 1, 2025 and is incorporated herein by reference.
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
During fiscal 2025, we made no material change to the procedures by which shareholders may recommend nominees to our Board of Directors, as described in our 2025 proxy statement.

ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item will be included in our 2026 proxy statement to be filed with the SEC within 120 days after November 1, 2025 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item will be included in our 2026 proxy statement to be filed with the SEC within 120 days after November 1, 2025 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item will be included in our 2026 proxy statement to be filed with the SEC within 120 days after November 1, 2025 and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered accounting firm is Ernst & Young, Boston, Massachusetts (PCAOB ID: 42).
Information required by this item will be included in our 2026 proxy statement to be filed with the SEC within 120 days after November 1, 2025 and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

—	Consolidated Statements of Income for the years ended November 1, 2025, November 2, 2024 and October 28, 2023

—	Consolidated Statements of Comprehensive Income for the years ended November 1, 2025, November 2, 2024 and October 28, 2023

—	Consolidated Balance Sheets as of November 1, 2025 and November 2, 2024

—	Consolidated Statements of Shareholders’ Equity for the years ended November 1, 2025, November 2, 2024 and October 28, 2023

—	Consolidated Statements of Cash Flows for the years ended November 1, 2025, November 2, 2024 and October 28, 2023

2. Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

3.    Exhibits

Exhibit No.	Description
3.1
Amended and Restated Articles of Organization of Analog Devices, Inc., adopted as of March 12, 2025, filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2025 as filed with the Commission on May 22, 2025 and incorporated herein by reference.

3.2
Second Amended and Restated By-Laws of Analog Devices, Inc., filed as exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on January 13, 2025 and incorporated herein by reference.

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

4.5
Supplemental Indenture, dated September 15, 2022, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on September 15, 2022 and incorporated herein by reference.

4.6
Supplemental Indenture, dated as of October 7, 2022, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 7, 2022 and incorporated herein by reference.

Exhibit No.	Description
4.7
Supplemental Indenture, dated as of April 3, 2024, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on April 3, 2024 and incorporated herein by reference.

4.8
Supplemental Indenture, dated as of June 16, 2025, between Analog Devices, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (including the form of note contained therein), filed as exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Commission on June 16, 2025 and incorporated herein by reference.

†4.9	Description of the Registrant’s Securities.
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

*10.13
Form of EVP Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted March 7, 2022, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2022 as filed with the Commission on May 18, 2022 and incorporated herein by reference.

Exhibit No.	Description
*10.14
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

*10.16
Form of Executive Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted June 6, 2022, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022 as filed with the Commission on August 17, 2022 and incorporated herein by reference.

*10.17
Form of Executive Financial Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted June 6, 2022, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2022 as filed with the Commission on August 17, 2022 and incorporated herein by reference.

*10.18
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 5, 2022, filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.19
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 5, 2022, filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.20
Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 5, 2022, filed as exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.21
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 5, 2022, filed as exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 28, 2023 as filed with the Commission on February 15, 2023 and incorporated herein by reference.

*10.22
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

*10.25
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

*10.27
Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted September 10, 2024, filed as exhibit 10.57 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2024 as filed with the Commission on November 26, 2024 and incorporated by reference herein

*10.28
Form of Restricted Stock Unit Agreement for Non-Employee Directors for usage under the Company’s 2020 Equity Incentive Plan adopted December 10, 2024, filed as exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2025 as filed with the Commission on February 19, 2025 and incorporated herein by reference.

Exhibit No.	Description
*10.29
Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 10, 2024, filed as exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2025 as filed with the Commission on February 19, 2025 and incorporated herein by reference.

*10.30
Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 10, 2024, filed as exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2025 as filed with the Commission on February 19, 2025 and incorporated herein by reference.

*10.31
Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 10, 2024, filed as exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2025 as filed with the Commission on February 19, 2025 and incorporated herein by reference.

*10.32
Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 10, 2024, filed as exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2025 as filed with the Commission on February 19, 2025 and incorporated herein by reference.

*10.33
Amended and Restated 1996 Stock Incentive Plan, filed as exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2021 as filed with the Commission on December 3, 2021 and incorporated herein by reference.

*10.34
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

*10.38
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

*10.40
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
10.45
Fourth Amended and Restated Credit Agreement, dated as of April 11, 2025, among Analog Devices, Inc., as Borrower, Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer, and each lender from time to time party thereto, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 11, 2025 and incorporated herein by reference.

*10.46
Analog Devices, Inc. Amended & Restated 2022 Employee Stock Purchase Plan, filed as exhibit 10.63 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 28, 2023 as filed with the Commission on November 21, 2023 and incorporated herein by reference.

*10.47
Executive Performance Incentive Plan effective November 3, 2024, filed as exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2024 as filed with the Commission on November 26, 2024 and incorporated herein by reference.

†*10.48	Executive Performance Incentive Plan effective November 2, 2025.
*10.49
Offer Letter for Richard C. Puccio, Jr. dated January 17, 2024, filed as exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 3, 2024 as filed with the Commission on February 21, 2024 and incorporated herein by reference.

*10.50
Offer Letter for Katsu Nakamura dated November 1, 2024, filed as exhibit 10.56 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2024 as filed with the Commission on November 26, 2024 and incorporated by reference herein.

*10.51
Offer Letter for Martin Cotter dated November 20, 2024, filed as exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 2, 2024 as filed with the Commission on November 26, 2024 and incorporated herein by reference.

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

ANALOG DEVICES, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED NOVEMBER 1, 2025
FINANCIAL STATEMENT SCHEDULE

ANALOG DEVICES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended November 1, 2025, November 2, 2024 and October 28, 2023

(dollar amounts in thousands)

Description	Balance at Beginning of Period	Additions (Reductions) Charged to Income Statement	Other	Balance at End of Period
Valuation Allowance for Deferred Tax Asset:
Year ended October 28, 2023	$339,105	$(6,641)	$—	$332,464
Year ended November 2, 2024	$332,464	$10,615	$—	$343,079
Year ended November 1, 2025	$343,079	$(79,204)	$—	$263,875

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALOG DEVICES, INC.

Date: November 25, 2025	By:	/s/ Vincent Roche
Vincent Roche Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vincent Roche	Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)	November 25, 2025
Vincent Roche

/s/ Richard C. Puccio, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 25, 2025
Richard C. Puccio, Jr.

/s/ Michael Sondel	Corporate Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 25, 2025
Michael Sondel

/s/ André Andonian	Director	November 25, 2025
André Andonian

/s/ Edward H. Frank	Director	November 25, 2025
Edward H. Frank

/s/ Karen M. Golz	Director	November 25, 2025
Karen M. Golz

/s/ Peter B. Henry	Director	November 25, 2025
Peter B. Henry

/s/ Stephen M. Jennings	Director	November 25, 2025
Stephen M. Jennings

/s/ Mercedes Johnson	Director	November 25, 2025
Mercedes Johnson

/s/ Ray Stata	Director	November 25, 2025
Ray Stata

/s/ Andrea F. Wainer	Director	November 25, 2025
Andrea F. Wainer

/s/ Susie Wee	Director	November 25, 2025
Susie Wee