Form 10-Q
period 2026-01-31
ANALOG DEVICES INC
filed 2026-02-18
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of January 31, 2026 there were 488,204,157 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	January 31, 2026	February 1, 2025
Revenue	$3,160,263	$2,423,174
Cost of sales	1,115,287	992,871
Gross margin	2,044,976	1,430,303
Operating expenses:
Research and development	467,400	402,892
Selling, marketing, general and administrative	345,253	284,796
Amortization of intangibles	187,315	187,415
Special charges, net	47,982	63,887
Total operating expenses	1,047,950	938,990
Operating income:	997,026	491,313
Nonoperating expense (income):
Interest expense	86,345	75,264
Interest income	(32,257)	(23,487)
Other, net	(2,933)	3,960
Total nonoperating expense (income)	51,155	55,737
Income before income taxes	945,871	435,576
Provision for income taxes	115,045	44,260
Net income	$830,826	$391,316

Shares used to compute earnings per common share – basic	488,874	496,116
Shares used to compute earnings per common share – diluted	491,656	498,668

Basic earnings per common share	$1.70	$0.79
Diluted earnings per common share	$1.69	$0.78

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended
	January 31, 2026	February 1, 2025
Net income	$830,826	$391,316
Foreign currency translation adjustments	288	(159)
Change in fair value of derivative instruments designated as cash flow hedges, net	5,653	(77)
Changes in pension plans, net	200	523
Other comprehensive income	6,141	287
Comprehensive income	$836,967	$391,603

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	January 31, 2026	November 1, 2025
ASSETS
Current Assets
Cash and cash equivalents	$2,905,860	$2,499,406
Short-term investments	1,142,987	1,152,915
Accounts receivable	1,360,184	1,436,075
Inventories	1,767,104	1,656,323
Prepaid expenses and other current assets	426,391	363,342
Total current assets	7,602,526	7,108,061
Non-current Assets
Net property, plant and equipment	3,248,983	3,315,696
Goodwill	26,945,180	26,945,180
Intangible assets, net	7,629,200	8,013,815
Deferred tax assets	1,759,646	1,867,102
Other assets	805,655	742,858
Total non-current assets	40,388,664	40,884,651
TOTAL ASSETS	$47,991,190	$47,992,712
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$549,058	$543,760
Income taxes payable	755,829	610,370
Debt, current	898,900	—
Commercial paper notes	543,042	446,639
Accrued liabilities	1,583,794	1,645,032
Total current liabilities	4,330,623	3,245,801
Non-current Liabilities
Long-term debt	7,240,279	8,145,066
Deferred income taxes	1,995,833	2,163,281
Income taxes payable	103,644	100,963
Other non-current liabilities	533,552	521,846
Total non-current liabilities	9,873,308	10,931,156
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 488,204,157 shares outstanding (489,654,097 on November 1, 2025)	81,369	81,611
Capital in excess of par value	22,968,224	23,349,185
Retained earnings	10,886,107	10,539,541
Accumulated other comprehensive loss	(148,441)	(154,582)
Total shareholders’ equity	33,787,259	33,815,755
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,991,190	$47,992,712

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended January 31, 2026
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, NOVEMBER 1, 2025	489,654	$81,611	$23,349,185	$10,539,541	$(154,582)
Net income				830,826
Dividends declared and paid - $0.99 per share				(484,260)
Issuance of stock under stock plans and other	461	77	49,544
Stock-based compensation expense			85,675
Other comprehensive income					6,141
Common stock repurchased	(1,911)	(319)	(516,180)
BALANCE, JANUARY 31, 2026	488,204	$81,369	$22,968,224	$10,886,107	$(148,441)

	Three Months Ended February 1, 2025
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, NOVEMBER 2, 2024	496,297	$82,718	$25,082,243	$10,196,612	$(185,256)
Net income				391,316
Dividends declared and paid - $0.92 per share				(456,338)
Issuance of stock under stock plans and other	411	68	41,679
Stock-based compensation expense			77,574
Other comprehensive income					287
Common stock repurchased	(732)	(122)	(160,246)
BALANCE, FEBRUARY 1, 2025	495,976	$82,664	$25,041,250	$10,131,590	$(184,969)

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	January 31, 2026	February 1, 2025
Cash flows from operating activities:
Net income	$830,826	$391,316
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	105,886	98,447
Amortization of intangibles	384,615	417,156
Stock-based compensation expense	85,675	77,574
Deferred income taxes	(60,661)	(59,454)
Other	13,425	(799)
Changes in operating assets and liabilities	8,749	202,569
Total adjustments	537,689	735,493
Net cash provided by operating activities	1,368,515	1,126,809
Cash flows from investing activities:
Maturities of short-term available-for-sale investments	9,992	—
Additions to property, plant and equipment, net	(109,313)	(148,978)
Payments for acquisitions, net of cash acquired	—	(45,652)
Other	(7,708)	329
Net cash used for investing activities	(107,029)	(194,301)
Cash flows from financing activities:
Proceeds from commercial paper notes	3,046,825	1,969,276
Payments of commercial paper notes	(2,950,422)	(1,968,611)
Repurchase of common stock	(516,499)	(160,368)
Dividend payments to shareholders	(484,260)	(456,338)
Proceeds from employee stock plans	49,621	41,747
Other	(297)	438
Net cash used for financing activities	(855,032)	(573,856)
Net increase in cash and cash equivalents	406,454	358,652
Cash and cash equivalents at beginning of period	2,499,406	1,991,342
Cash and cash equivalents at end of period	$2,905,860	$2,349,994

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2026 (UNAUDITED)
(all tabular amounts in thousands except per share amounts and percentages)

Note 1 – Basis of Presentation
In the opinion of management, the information furnished in the accompanying condensed consolidated financial statements reflects all normal recurring adjustments that are necessary to fairly state the results for these interim periods and should be read in conjunction with Analog Devices, Inc.’s (the Company) Annual Report on Form 10-K for the fiscal year ended November 1, 2025 (fiscal 2025) and related notes. The results of operations for the interim periods shown in this report are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2026 (fiscal 2026) or any future period.
The Company has a 52-53 week fiscal year that ends on the Saturday closest to the last day in October. Certain prior-year amounts have been reclassified to conform to the fiscal 2026 presentation.
Note 2 – Shareholders’ Equity
As of January 31, 2026, the Company’s Board of Directors had authorized the repurchase of an aggregate of $26.7 billion of its common stock under its common stock repurchase program and $9.1 billion remained available for repurchases under the program.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first three months of fiscal 2026.

	Foreign currency translation adjustment	Unrealized holding gains/losses on derivatives	Pension plans	Total
November 1, 2025	$(71,700)	$(69,777)	$(13,105)	$(154,582)
Other comprehensive income before reclassifications	288	920	—	1,208
Amounts reclassified out of other comprehensive income	—	5,893	200	6,093
Tax effects	—	(1,160)	—	(1,160)
Other comprehensive income	288	5,653	200	6,141
January 31, 2026	$(71,412)	$(64,124)	$(12,905)	$(148,441)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders’ Equity with presentation location during each period were as follows:

	Three Months Ended
Comprehensive (Loss) Income Component	January 31, 2026	February 1, 2025	Location
Unrealized holding gains/losses on derivatives:
Currency forwards	$624	$(1,579)	Cost of sales
	718	(847)	Research and development
	820	(2,084)	Selling, marketing, general and administrative
Interest rate derivatives	3,731	3,731	Interest expense
	5,893	(779)	Total before tax
	(1,023)	(158)	Tax
Total amounts reclassified out of AOCI, net of tax	$4,870	$(937)

Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	January 31, 2026	February 1, 2025
Net income	$830,826	$391,316
Basic shares:
Weighted-average shares outstanding	488,874	496,116
Earnings per common share basic:	$1.70	$0.79
Diluted shares:
Weighted-average shares outstanding	488,874	496,116
Assumed exercise of common stock equivalents	2,782	2,552
Weighted-average common and common equivalent shares	491,656	498,668
Earnings per common share diluted:	$1.69	$0.78
Anti-dilutive shares related to:
Outstanding stock-based awards	106	190
Note 5 – Special Charges, Net
Liabilities related to special charges, net are included in Accrued liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions
Balance at November 1, 2025	$4,115
Employee severance costs, net	29,085
Severance payments	(1,952)
Balance at January 31, 2026	$31,248
The Company recorded net special charges of $32.4 million as part of its Global Repositioning Actions in the three months ended January 31, 2026. The Global Repositioning Actions were part of a transformation initiative aimed at aligning the Company’s enterprise strategy and organizational design and streamlining its operations to achieve its long-term strategic plan. The special charges include severance costs, in accordance with the Company’s ongoing benefit plan or statutory requirements at foreign locations, related to the termination of certain employees in manufacturing, engineering and selling, marketing, general and administrative roles.
During the first quarter of fiscal 2026, the Company entered into a sublease agreement for its leased property in San Jose, California. As a result of the sublease transaction, the Company recorded an impairment charge of $15.6 million in net special charges, which represented the excess carrying value of the associated asset group over its estimated fair value. The Company estimated fair value using cash flows from the estimated net sublease rental income discounted at a market rate.

Note 6 – Industry and Segment Information
The Company’s Chair and Chief Executive Officer has been identified as its Chief Operating Decision Maker (CODM). The following table presents a summary of consolidated net income inclusive of significant segment expenses and other expense information provided to the CODM:

	Three Months Ended
	January 31, 2026	February 1, 2025
Revenue	$3,160,263	$2,423,174
Less:
Cost of sales, including human capital expenses therein	1,115,287	992,871
Operating expenses:
Employee compensation costs	602,487	467,597
Amortization of acquired intangible assets	187,315	187,415
Research and development related costs (excluding employee compensation costs)	128,849	131,482
Special charges, net	47,982	63,887
Other operating expense (excluding employee compensation costs) (1)	81,317	88,609
Nonoperating expense (income)	51,155	55,737
Provision for income taxes	115,045	44,260
Net income	$830,826	$391,316
_______________________________________
(1)Includes depreciation and amortization expenses, facilities expenses, legal expenses and other discretionary expenses.
Revenue Trends by End Market
The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which the Company’s product will be incorporated. The assignment of products to end markets may change over time. When this occurs, the Company reclassifies revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	January 31, 2026			February 1, 2025
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,489,256	47%	38%	$1,080,650	45%
Automotive	794,402	25%	8%	735,646	30%
Communications	476,797	15%	63%	292,186	12%
Consumer	399,808	13%	27%	314,692	13%
Total revenue	$3,160,263	100%	30%	$2,423,174	100%

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

	Three Months Ended
	January 31, 2026		February 1, 2025
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$1,742,294	55%	$1,375,464	57%
Direct customers	1,377,131	44%	1,019,872	42%
Other	40,838	1%	27,838	1%
Total revenue	$3,160,263	100%	$2,423,174	100%

* The sum of the individual percentages may not equal the total due to rounding.
Note 7 – Fair Value
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below, set forth by level, present the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of January 31, 2026 and November 1, 2025. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of January 31, 2026 and November 1, 2025, the Company held $1.5 billion and $1.4 billion, respectively, of cash that is excluded from the tables below.

	January 31, 2026
	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$1,028,132	$—	$1,028,132
Corporate obligations (1)	—	397,987	397,987
Short-term investments:
Available-for-sale:
Corporate obligations (1)	—	647,335	647,335
Bank obligations (1)	—	495,652	495,652
Other assets:
Forward foreign currency exchange contracts (2)	—	8,739	8,739
Deferred compensation plan investments	114,245	—	114,245
Total assets measured at fair value	$1,142,377	$1,549,713	$2,692,090
Liabilities
Forward foreign currency exchange contracts (2)	$—	$4,635	$4,635
Interest rate derivatives (3)	—	18,860	18,860
Total liabilities measured at fair value	$—	$23,495	$23,495
(1)The amortized cost of the Company’s investments classified as available-for-sale as of January 31, 2026 was $1.5 billion.

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

	November 1, 2025
	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$740,730	$—	$740,730
Corporate obligations (1)	—	397,707	397,707
Short-term investments (2):
Available-for-sale:
Corporate obligations (1)	—	656,839	656,839
Bank obligations (1)	—	496,076	496,076
Other assets:
Forward foreign currency exchange contracts (3)	—	6,708	6,708
Deferred compensation plan investments	105,188	—	105,188
Total assets measured at fair value	$845,918	$1,557,330	$2,403,248
Liabilities
Forward foreign currency exchange contracts (3)	$—	$7,975	$7,975
Interest rate derivatives (4)	—	12,550	12,550
Total liabilities measured at fair value	$—	$20,525	$20,525
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
Assets and Liabilities Not Recorded at Fair Value on a Recurring Basis
San Jose, California leased property asset group — As a result of a sublease transaction involving a leased property in San Jose, California, the Company estimated the fair value of the sublease assets using discounted cash flows from the estimated net sublease rental income discounted at a market rate and recorded an impairment charge which represented the excess carrying value of the asset group associated with the leased property over its estimated fair value. These assets are considered a Level 2 fair value measurement. See Note 5, Special Charges, Net, in these Notes to Condensed Consolidated Financial Statements for additional information.
Debt — The table below presents the estimated fair values of certain financial instruments not recorded at fair value on a recurring basis. Given the short tenure of the Company’s commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore, are excluded from the table below ($543.0 million and $446.6 million as of January 31, 2026 and November 1, 2025, respectively). The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	January 31, 2026		November 1, 2025
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2026 Notes, due December 2026	900,000	898,160	900,000	895,623
2027 Notes, due June 2027	440,212	438,402	440,212	436,916
2028 Notes, due June 2028	850,000	856,972	850,000	856,345
2028 Notes, due October 2028	750,000	709,690	750,000	704,186
2030 Notes, due June 2030	650,000	658,983	650,000	659,834
2031 Notes, due October 2031	1,000,000	889,346	1,000,000	884,390
2032 Notes, due October 2032	300,000	301,995	300,000	301,546
2034 Notes, due April 2034	550,000	568,435	550,000	571,370
2036 Notes, due December 2036	144,278	137,601	144,278	138,756
2041 Notes, due October 2041	750,000	551,493	750,000	555,925
2045 Notes, due December 2045	332,587	324,899	332,587	327,992
2051 Notes, due October 2051	1,000,000	649,360	1,000,000	662,609
2054 Notes, due April 2054	550,000	530,558	550,000	541,087
Total senior unsecured notes	$8,217,077	$7,515,894	$8,217,077	$7,536,579
Note 8 – Derivatives
Foreign Exchange Exposure Management — The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges as of January 31, 2026 and November 1, 2025 were $311.4 million and $297.0 million, respectively, and the fair values of these instruments in the Company’s Condensed Consolidated Balance Sheets were as follows:

		Fair Value At
	Balance Sheet Location	January 31, 2026	November 1, 2025
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$6,050	$4,403
Forward foreign currency exchange contracts	Accrued liabilities	$2,167	$4,399
As of January 31, 2026 and November 1, 2025, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $218.9 million and $207.3 million, respectively, and the fair values of undesignated hedges in the Company’s Condensed Consolidated Balance Sheets were as follows:

		Fair Value At
	Balance Sheet Location	January 31, 2026	November 1, 2025
Undesignated hedges related to forward foreign currency exchange contracts	Prepaid expenses and other current assets	$2,689	$2,305
Undesignated hedges related to forward foreign currency exchange contracts	Accrued liabilities	$2,468	$3,576
Interest Rate Exposure Management — The Company does not consider the risk of counterparty default to be significant. The gain or loss on the Company’s interest rate swap transactions attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps were recorded as follows:

	January 31, 2026
Balance Sheet Location	Loss on Swaps	Gain on Note
Accrued liabilities	$18,860	$—
Long-term debt	$—	$18,860
For further information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements.

Note 9 – Inventories
Inventories at January 31, 2026 and November 1, 2025 were as follows:

	January 31, 2026	November 1, 2025
Raw materials	$67,345	$70,183
Work in process	1,318,628	1,218,625
Finished goods	381,131	367,515
Total inventories	$1,767,104	$1,656,323
Note 10 – Income Taxes
The Company’s effective tax rates for the three-month periods ended January 31, 2026, and February 1, 2025, were below the U.S. statutory tax rate of 21%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income.
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
Note 11 – New Accounting Pronouncements
Standards Implemented
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires the disaggregation of information in existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU in fiscal 2026 and will include required financial statement disclosures in its Annual Report on Form 10-K for the fiscal year ending October 31, 2026.
Standards to Be Implemented
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
Note 12 – Subsequent Events
On February 17, 2026, the Board of Directors of the Company declared a cash dividend of $1.10 per outstanding share of common stock. The dividend will be paid on March 17, 2026 to all shareholders of record at the close of business on March 3, 2026 and is expected to total approximately $537.0 million.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended November 1, 2025 (fiscal 2025).
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
The following important factors and uncertainties, among others, could cause actual results to differ materially from those described in the forward-looking statements: economic, political, legal and regulatory uncertainty or conflicts; recently announced and future tariffs and other trade restrictions; changes in export classifications, import and export regulations or duties and tariffs; changes in demand for semiconductor products; performance of independent distributors; manufacturing delays, product and raw materials availability and supply chain disruptions; products that may be diverted from our authorized distribution channels; our development of technologies and research and development investments; our ability to compete successfully in the markets in which we operate; our future liquidity, capital needs and capital expenditures; our ability to recruit and retain key personnel; risks related to acquisitions or other strategic transactions; security breaches or other cyber incidents; risks related to the use of artificial intelligence in our business operations, products and services; adverse results in litigation and regulatory matters; reputational damage; changes in our estimates of our expected tax rates based on current tax law; risks related to our indebtedness; the discretion of our Board of Directors to declare dividends and our ability to pay dividends in the future; factors impacting our ability to repurchase shares; and uncertainty as to the long-term value of our common stock. Additional factors that could cause actual results to differ materially from those described in these forward-looking statements include the risk factors included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for fiscal 2025. Forward-looking statements represent management’s current expectations and are inherently uncertain. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.
Results of Operations
Overview
Amounts in the table below are reflected in thousands except per share amounts and percentages.

	Three Months Ended
	January 31, 2026	February 1, 2025	$ Change	% Change
Revenue	$3,160,263	$2,423,174	$737,089	30%
Gross margin %	64.7%	59.0%
Net income	$830,826	$391,316	$439,510	112%
Net income as a % of revenue	26.3%	16.1%
Diluted EPS	$1.69	$0.78	$0.91	117%
Revenue Trends by End Market
The following table summarizes revenue by end market. The categorization of revenue by end market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. The assignment of products to end markets may change over time. When this occurs, we reclassify revenue by end market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each end market.

	Three Months Ended
	January 31, 2026			February 1, 2025
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,489,256	47%	38%	$1,080,650	45%
Automotive	794,402	25%	8%	735,646	30%
Communications	476,797	15%	63%	292,186	12%
Consumer	399,808	13%	27%	314,692	13%
Total revenue	$3,160,263	100%	30%	$2,423,174	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue increased 30% in the three-month period ended January 31, 2026 as compared to the same period of the prior fiscal year as a result of a broad-based increase in demand for our products, notably within the wireline sub-markets of the Communications end market that supports datacenter expansion, within the test equipment sub-market of the Industrial end market and within portable consumer products sub-market of the Consumer end market.
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

	Three Months Ended
	January 31, 2026		February 1, 2025
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$1,742,294	55%	$1,375,464	57%
Direct customers	1,377,131	44%	1,019,872	42%
Other	40,838	1%	27,838	1%
Total revenue	$3,160,263	100%	$2,423,174	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the table above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end market revenue trends.
Gross Margin

	Three Months Ended
	January 31, 2026	February 1, 2025	$ Change	% Change
Gross margin	$2,044,976	$1,430,303	$614,673	43%
Gross margin %	64.7%	59.0%
Gross margin percentage increased by 570 basis points in the three-month period ended January 31, 2026 as compared to the same period of the prior fiscal year, primarily due to higher utilization of our factories as a result of increased customer demand and favorable mix of products sold into our end markets.
Research and Development (R&D)

	Three Months Ended
	January 31, 2026	February 1, 2025	$ Change	% Change
R&D expenses	$467,400	$402,892	$64,508	16%
R&D expenses as a % of revenue	15%	17%

R&D expenses increased in the three-month period ended January 31, 2026, as compared to the same period of the prior fiscal year, primarily as a result of higher R&D employee-related variable compensation expenses. R&D expenses as a percentage of revenue will fluctuate from year-to-year depending on the amount of revenue and the success of new product development efforts, which we view as critical to our future growth. We expect to continue the development of innovative technologies and processes for new products. We believe that a continued commitment to R&D is essential to maintain product leadership with our existing products as well as to provide innovative new product offerings.
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended
	January 31, 2026	February 1, 2025	$ Change	% Change
SMG&A expenses	$345,253	$284,796	$60,457	21%
SMG&A expenses as a % of revenue	11%	12%
SMG&A expenses increased in the three-month period ended January 31, 2026, as compared to the same period of the prior fiscal year, primarily as a result of higher SMG&A employee-related variable compensation expenses and higher salary and benefit expenses.
Special Charges, Net

	Three Months Ended
	January 31, 2026	February 1, 2025	$ Change	% Change
Special charges, net	$47,982	$63,887	$(15,905)	(25)%
Special charges, net decreased in the three-month period ended January 31, 2026, as compared to the same period of the prior fiscal year, primarily due to decreased charges related to our Global Repositioning Actions, partially offset by a $15.6 million impairment charge related to our asset group in our leased facilities in San Jose, California.
Nonoperating Expense (Income)

	Three Months Ended
	January 31, 2026	February 1, 2025	$ Change
Total nonoperating expense (income)	$51,155	$55,737	$(4,582)
The year-over-year decrease in nonoperating expense (income) in the three-month period ended January 31, 2026, as compared to the same period of the prior fiscal year, was primarily due to gains on our other investments.
Provision for Income Taxes

	Three Months Ended
	January 31, 2026	February 1, 2025	$ Change
Provision for income taxes	$115,045	$44,260	$70,785
Effective income tax rate	12.2%	10.2%
The primary driver for our increased tax rate is the increase in taxes paid on our international profits. This results in higher non-deductible foreign tax expense under the global intangible low-taxed income (GILTI) regime, which has the effect of increasing our effective tax rate.
Net Income

	Three Months Ended
	January 31, 2026	February 1, 2025	$ Change	% Change
Net income	$830,826	$391,316	$439,510	112%
Net income as a % of revenue	26.3%	16.1%
Diluted EPS	$1.69	$0.78

Net income increased in the three-month period ended January 31, 2026, as compared to the same period of the prior fiscal year, as the result of a $505.7 million increase in operating income and a $4.6 million decrease in nonoperating expense (income), partially offset by a $70.8 million increase in provision for income taxes.
Liquidity and Capital Resources
At January 31, 2026, our principal source of liquidity was $4.0 billion of cash, cash equivalents and short-term investments, of which approximately $2.3 billion was held in the United States, and the balance of which was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash, cash equivalents and short-term investments consist of highly liquid investments, including money market funds and corporate and bank obligations. We maintain these balances with counterparties with high credit ratings, and continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, research and development efforts and dividend payments (if any) in the immediate future and for at least the next twelve months.

	Three Months Ended
	January 31, 2026	February 1, 2025
Net cash provided by operating activities	$1,368,515	$1,126,809
Net cash provided by operations as a % of revenue	43%	47%
Net cash used for investing activities	$(107,029)	$(194,301)
Net cash used for financing activities	$(855,032)	$(573,856)
The following changes contributed to the net change in cash and cash equivalents in the three-month period ended January 31, 2026 as compared to the same period in fiscal 2025.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities during the three-month period ended January 31, 2026, as compared to the same period of the prior fiscal year, was mainly the result of higher net income adjusted for non-cash items.
Investing Activities
Investing cash flows generally consist of purchases of property, plant and equipment, available-for-sale investments and acquisitions of other businesses. The change in investing cash flows during the three-month period ended January 31, 2026, as compared to the same period of the prior fiscal year, was primarily the result of a decrease in cash used for capital expenditures. The change in investing cash flows also included cash paid for an acquisition in the first quarter of fiscal 2025.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuances and repayments of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The change in cash used for financing activities during the three-month period ended January 31, 2026, as compared to the same period of the prior fiscal year, was primarily the result of higher common stock repurchases.
Working Capital

	January 31, 2026	November 1, 2025	$ Change	% Change
Accounts receivable	$1,360,184	$1,436,075	$(75,891)	(5)%
Days sales outstanding*	40	44
Inventory	$1,767,104	$1,656,323	$110,781	7%
Days cost of sales in inventory*	140	130
_______________________________________
*We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.

The decrease in accounts receivable in dollars was primarily the result of variations in the timing of collections and billings.
Inventory increased primarily as a result of building inventory levels to support increased demand.
Current liabilities increased to $4.3 billion at January 31, 2026 as compared to $3.2 billion at the end of fiscal 2025 primarily due to the reclassification of $0.9 billion of debt due in December 2026 to current liabilities as well as an increase in income taxes payable.
Debt
As of January 31, 2026, our debt obligations consisted of the following:

Principal Amount Outstanding
Commercial paper notes	$543,042
2026 Notes, due December 2026	900,000
2027 Notes, due June 2027	440,212
2028 Notes, due June 2028	850,000
2028 Notes, due October 2028	750,000
2030 Notes, due June 2030	650,000
2031 Notes, due October 2031	1,000,000
2032 Notes, due October 2032	300,000
2034 Notes, due April 2034	550,000
2036 Notes, due December 2036	144,278
2041 Notes, due October 2041	750,000
2045 Notes, due December 2045	332,587
2051 Notes, due October 2051	1,000,000
2054 Notes, due April 2054	550,000
Total debt	$8,760,119
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of January 31, 2026, we were in compliance with these covenants.
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $3.0 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of January 31, 2026, we had $543.0 million of outstanding borrowings under the commercial paper program recorded in the Condensed Consolidated Balance Sheet. We intend to use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.
Revolving Credit Facility
Our Fourth Amended and Restated Revolving Credit Agreement, dated as of April 11, 2025, with Bank of America N.A. as administrative agent and the other banks identified therein as lenders (the Revolving Credit Agreement) provides for a five-year unsecured revolving credit facility in an aggregate principal amount not to exceed $3.0 billion (subject to certain terms and conditions).
We may borrow under the Revolving Credit Agreement in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains an interest coverage covenant which requires the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest charges to be greater than 3.0 to 1.0. As of January 31, 2026, we were in compliance with these covenants.

Stock Repurchase Program
As of January 31, 2026, our Board of Directors had authorized us to repurchase an aggregate of $26.7 billion of our common stock under our common stock repurchase program and $9.1 billion remained available for repurchases under the current authorized program. Repurchased shares are held as authorized but unissued shares of common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when the full dollar amount of the authorization has been used to repurchase shares under the program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $109.3 million in the first three months of fiscal 2026. We expect capital expenditures for fiscal 2026 to be between approximately 4% and 6% of fiscal 2026 revenue. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On February 17, 2026, our Board of Directors declared a cash dividend of $1.10 per outstanding share of common stock. The dividend will be paid on March 17, 2026 to all shareholders of record at the close of business on March 3, 2026 and is expected to total approximately $537.0 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
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
We are subject to market risks related to our financial instruments, including those identified in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2025, which was filed with the Securities and Exchange Commission on November 25, 2025. There were no material changes in the three-month period ended January 31, 2026 to the information identified in the Annual Report on Form 10-K for the fiscal year ended November 1, 2025.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
We are subject to a number of risks that could adversely affect our business, results of operations, financial condition and future prospects, including those identified in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2025, which was filed with the Securities and Exchange Commission on November 25, 2025.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 2, 2025 through November 29, 2025	672,798	$236.31	650,567	$9,498,807,744
November 30, 2025 through December 27, 2025	657,775	$277.04	649,610	$9,318,868,023
December 28, 2025 through January 31, 2026	580,305	$295.33	577,739	$9,148,258,473
Total	1,910,878	$268.25	1,877,916	$9,148,258,473

(a)Includes an aggregate of 32,961 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted or terminated by our directors or officers during the first quarter of fiscal 2026 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (Rule 10b5-1 trading arrangement).

Name and Title	Action	Date of Adoption/ Termination	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Vincent Roche Chief Executive Officer and Chair of the Board of Directors	Adoption	December 3, 2025	Until May 3, 2027, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 120,000 shares
None of our officers or directors adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of fiscal 2026.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1†	Form of Global Non-Qualified Stock Option Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 9, 2025.
10.2†	Form of Global Restricted Stock Unit Agreement for Employees for usage under the Company’s 2020 Equity Incentive Plan adopted December 9, 2025.
10.3†	Form of Restricted Stock Unit Agreement for Non-Employee Directors for usage under the Company’s 2020 Equity Incentive Plan adopted December 9, 2025.
10.4†	Form of Financial Metric Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 9, 2025.
10.5†	Form of Relative Total Shareholder Return Performance Restricted Stock Unit Agreement for Employees for usage under the Company's 2020 Equity Incentive Plan adopted December 9, 2025.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH†	Inline XBRL Schema Document.
101.CAL†	Inline XBRL Calculation Linkbase Document.
101.LAB†	Inline XBRL Labels Linkbase Document.
101.PRE†	Inline XBRL Presentation Linkbase Document.
101.DEF†	Inline XBRL Definition Linkbase Document.
104†	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed herewith.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: February 18, 2026	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: February 18, 2026	By:	/s/ Richard C. Puccio, Jr.
Richard C. Puccio, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)