Form 10-Q
period 2026-05-02
ANALOG DEVICES INC
filed 2026-05-20
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of May 2, 2026 there were 487,087,040 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Revenue	$3,623,465	$2,640,068	$6,783,728	$5,063,242
Cost of sales	1,183,667	1,028,458	2,298,955	2,021,329
Gross margin	2,439,798	1,611,610	4,484,773	3,041,913
Operating expenses:
Research and development	509,323	441,837	976,723	844,729
Selling, marketing, general and administrative	362,810	302,669	708,063	587,465
Amortization of intangibles	187,985	187,415	375,300	374,830
Special charges, net	—	1,745	47,982	65,632
Total operating expenses	1,060,118	933,666	2,108,068	1,872,656
Operating income:	1,379,680	677,944	2,376,705	1,169,257
Nonoperating expense (income):
Interest expense	87,619	74,703	173,963	149,967
Interest income	(28,565)	(21,725)	(60,822)	(45,212)
Other, net	(4,202)	(962)	(7,135)	2,998
Total nonoperating expense (income)	54,852	52,016	106,006	107,753
Income before income taxes	1,324,828	625,928	2,270,699	1,061,504
Provision for income taxes	148,478	56,158	263,523	100,418
Net income	$1,176,350	$569,770	$2,007,176	$961,086

Shares used to compute earnings per common share – basic	487,605	496,173	488,239	496,145
Shares used to compute earnings per common share – diluted	490,458	498,201	491,057	498,434

Basic earnings per common share	$2.41	$1.15	$4.11	$1.94
Diluted earnings per common share	$2.40	$1.14	$4.09	$1.93

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Net income	$1,176,350	$569,770	$2,007,176	$961,086
Foreign currency translation adjustments	1,036	(753)	1,324	(912)
Change in fair value of derivative instruments designated as cash flow hedges, net	(5,033)	17,573	620	17,496
Changes in pension plans, net	195	517	395	1,040
Other comprehensive (loss) income	(3,802)	17,337	2,339	17,624
Comprehensive income	$1,172,548	$587,107	$2,009,515	$978,710

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	May 2, 2026	November 1, 2025
ASSETS
Current Assets
Cash and cash equivalents	$2,436,916	$2,499,406
Short-term investments	1,002,392	1,152,915
Accounts receivable	2,051,733	1,436,075
Inventories	1,848,405	1,656,323
Prepaid expenses and other current assets	470,327	363,342
Total current assets	7,809,773	7,108,061
Non-current Assets
Net property, plant and equipment	3,292,288	3,315,696
Goodwill	26,973,180	26,945,180
Intangible assets, net	7,255,362	8,013,815
Deferred tax assets	1,729,558	1,867,102
Other assets	888,934	742,858
Total non-current assets	40,139,322	40,884,651
TOTAL ASSETS	$47,949,095	$47,992,712
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$598,640	$543,760
Income taxes payable	325,626	610,370
Debt, current	899,227	—
Commercial paper notes	550,198	446,639
Accrued liabilities	2,083,216	1,645,032
Total current liabilities	4,456,907	3,245,801
Non-current Liabilities
Long-term debt	7,235,424	8,145,066
Deferred income taxes	1,906,115	2,163,281
Income taxes payable	87,109	100,963
Other non-current liabilities	521,507	521,846
Total non-current liabilities	9,750,155	10,931,156
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 487,087,040 shares outstanding (489,654,097 on November 1, 2025)	81,183	81,611
Capital in excess of par value	22,287,095	23,349,185
Retained earnings	11,525,998	10,539,541
Accumulated other comprehensive loss	(152,243)	(154,582)
Total shareholders’ equity	33,742,033	33,815,755
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,949,095	$47,992,712

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended May 2, 2026
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, JANUARY 31, 2026	488,204	$81,369	$22,968,224	$10,886,107	$(148,441)
Net income				1,176,350
Dividends declared and paid - $1.10 per share				(536,459)
Issuance of stock under stock plans and other	1,202	201	9,665
Stock-based compensation expense			81,721
Other comprehensive loss					(3,802)
Common stock repurchased	(2,319)	(387)	(772,515)
BALANCE, MAY 2, 2026	487,087	$81,183	$22,287,095	$11,525,998	$(152,243)

	Six Months Ended May 2, 2026
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, NOVEMBER 1, 2025	489,654	$81,611	$23,349,185	$10,539,541	$(154,582)
Net income				2,007,176
Dividends declared and paid - $2.09 per share				(1,020,719)
Issuance of stock under stock plans and other	1,663	277	59,210
Stock-based compensation expense			167,396
Other comprehensive income					2,339
Common stock repurchased	(4,230)	(705)	(1,288,696)
BALANCE, MAY 2, 2026	487,087	$81,183	$22,287,095	$11,525,998	$(152,243)

See accompanying notes.

	Three Months Ended May 3, 2025
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, FEBRUARY 1, 2025	495,976	$82,664	$25,041,250	$10,131,590	$(184,969)
Net income				569,770
Dividends declared and paid - $0.99 per share				(491,022)
Issuance of stock under stock plans and other	1,491	249	19,566
Stock-based compensation expense			72,831
Other comprehensive income					17,337
Common stock repurchased	(1,219)	(203)	(248,443)
BALANCE, MAY 3, 2025	496,248	$82,710	$24,885,204	$10,210,338	$(167,632)

	Six Months Ended May 3, 2025
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, NOVEMBER 2, 2024	496,297	$82,718	$25,082,243	$10,196,612	$(185,256)
Net income				961,086
Dividends declared and paid - $1.91 per share				(947,360)
Issuance of stock under stock plans and other	1,902	317	61,245
Stock-based compensation expense			150,405
Other comprehensive income					17,624
Common stock repurchased	(1,951)	(325)	(408,689)
BALANCE, MAY 3, 2025	496,248	$82,710	$24,885,204	$10,210,338	$(167,632)

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	May 2, 2026	May 3, 2025
Cash flows from operating activities:
Net income	$2,007,176	$961,086
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	210,843	198,781
Amortization of intangibles	770,593	817,429
Stock-based compensation expense	167,396	150,405
Deferred income taxes	(120,930)	(149,370)
Other	4,727	4,203
Changes in operating assets and liabilities	(799,249)	(36,247)
Total adjustments	233,380	985,201
Net cash provided by operating activities	2,240,556	1,946,287
Cash flows from investing activities:
Maturities of short-term available-for-sale investments	147,817	372,778
Additions to property, plant and equipment, net	(247,015)	(239,246)
Proceeds from sale of property, plant and equipment, net	—	58,892
Payments for acquisitions, net of cash acquired	(35,875)	(45,652)
Other	(23,882)	(12,880)
Net cash (used for) provided by investing activities	(158,955)	133,892
Cash flows from financing activities:
Debt repayments	—	(399,998)
Proceeds from commercial paper notes	7,154,789	4,316,340
Payments of commercial paper notes	(7,051,230)	(4,315,358)
Repurchase of common stock	(1,289,401)	(409,014)
Dividend payments to shareholders	(1,020,719)	(947,360)
Proceeds from employee stock plans	59,487	61,562
Other	2,983	(1,458)
Net cash used for financing activities	(2,144,091)	(1,695,286)
Net (decrease) increase in cash and cash equivalents	(62,490)	384,893
Cash and cash equivalents at beginning of period	2,499,406	1,991,342
Cash and cash equivalents at end of period	$2,436,916	$2,376,235

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED MAY 2, 2026 (UNAUDITED)
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
Note 2 – Shareholders’ Equity
As of May 2, 2026, the Company’s Board of Directors had authorized the repurchase of an aggregate of $26.7 billion of its common stock under its common stock repurchase program and $8.5 billion remained available for repurchases under the program.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first six months of fiscal 2026.

	Foreign currency translation adjustment	Unrealized holding gains/losses on derivatives	Pension plans	Total
November 1, 2025	$(71,700)	$(69,777)	$(13,105)	$(154,582)
Other comprehensive income before reclassifications	1,324	(6,694)	—	(5,370)
Amounts reclassified out of other comprehensive income	—	8,517	395	8,912
Tax effects	—	(1,203)	—	(1,203)
Other comprehensive income	1,324	620	395	2,339
May 2, 2026	$(70,376)	$(69,157)	$(12,710)	$(152,243)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders’ Equity with presentation location during each period were as follows:

	Three Months Ended		Six Months Ended
Comprehensive (Loss) Income Component	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025	Location
Unrealized holding gains/losses on derivatives:
Currency forwards	$(552)	$446	$72	$(1,133)	Cost of sales
	(42)	118	676	(729)	Research and development
	(513)	36	307	(2,048)	Selling, marketing, general and administrative
Interest rate derivatives	3,731	3,731	7,462	7,462	Interest expense
	2,624	4,331	8,517	3,552	Total before tax
	(667)	(850)	(1,690)	(1,008)	Tax
Total amounts reclassified out of AOCI, net of tax	$1,957	$3,481	$6,827	$2,544

Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Net income	$1,176,350	$569,770	$2,007,176	$961,086
Basic shares:
Weighted-average shares outstanding	487,605	496,173	488,239	496,145
Earnings per common share basic:	$2.41	$1.15	$4.11	$1.94
Diluted shares:
Weighted-average shares outstanding	487,605	496,173	488,239	496,145
Assumed exercise of common stock equivalents	2,853	2,028	2,818	2,289
Weighted-average common and common equivalent shares	490,458	498,201	491,057	498,434
Earnings per common share diluted:	$2.40	$1.14	$4.09	$1.93
Anti-dilutive shares related to:
Outstanding stock-based awards	21	52	63	121
Note 5 – Special Charges, Net
Liabilities related to special charges, net are included in Accrued liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions
Balance at November 1, 2025	$4,115
Employee severance costs, net	29,085
Severance payments	(1,952)
Balance at January 31, 2026	$31,248
Severance payments	(17,858)
Balance at May 2, 2026	$13,390
The Company recorded net special charges of $32.4 million as part of its Global Repositioning Actions in the six months ended May 2, 2026. The Global Repositioning Actions were part of a transformation initiative aimed at aligning the Company’s enterprise strategy and organizational design and streamlining its operations to achieve its long-term strategic plan. The special charges include severance costs, in accordance with the Company’s ongoing benefit plan or statutory requirements at foreign locations, related to the termination of certain employees in manufacturing, engineering and selling, marketing, general and administrative roles.
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

Note 6 – Industry and Segment Information
The Company’s Chief Executive Officer and Chair has been identified as its Chief Operating Decision Maker (CODM). The following table presents a summary of consolidated net income inclusive of significant segment expenses and other expense information provided to the CODM:

	Three Months Ended		Six Months Ended
	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Revenue	$3,623,465	$2,640,068	$6,783,728	$5,063,242
Less:
Cost of sales, including human capital expenses therein	1,183,667	1,028,458	2,298,955	2,021,329
Operating expenses:
Employee compensation costs	640,791	531,119	1,243,278	998,715
Amortization of acquired intangible assets	187,985	187,415	375,300	374,830
Research and development related costs (excluding employee compensation costs)	150,186	132,443	279,035	263,925
Special charges, net	—	1,745	47,982	65,632
Other operating expense (excluding employee compensation costs) (1)	81,156	80,944	162,473	169,554
Nonoperating expense (income)	54,852	52,016	106,006	107,753
Provision for income taxes	148,478	56,158	263,523	100,418
Net income	$1,176,350	$569,770	$2,007,176	$961,086
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

	Three Months Ended
	May 2, 2026			May 3, 2025
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,799,413	50%	56%	$1,150,315	44%
Automotive	871,565	24%	2%	856,090	32%
Communications	554,728	15%	79%	310,604	12%
Consumer	397,759	11%	23%	323,059	12%
Total revenue	$3,623,465	100%	37%	$2,640,068	100%

	Six Months Ended
	May 2, 2026			May 3, 2025
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$3,296,449	49%	48%	$2,220,569	44%
Automotive	1,681,709	25%	5%	1,596,349	32%
Communications	1,009,911	15%	65%	610,905	12%
Consumer	795,659	12%	25%	635,419	13%
Total revenue	$6,783,728	100%	34%	$5,063,242	100%

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

	Three Months Ended
	May 2, 2026		May 3, 2025
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$2,071,312	57%	$1,480,088	56%
Direct customers	1,520,090	42%	1,125,775	43%
Other	32,063	1%	34,205	1%
Total revenue	$3,623,465	100%	$2,640,068	100%

	Six Months Ended
	May 2, 2026		May 3, 2025
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$3,813,606	56%	$2,855,552	56%
Direct customers	2,897,220	43%	2,145,647	42%
Other	72,902	1%	62,043	1%
Total revenue	$6,783,728	100%	$5,063,242	100%

* The sum of the individual percentages may not equal the total due to rounding.

Note 7 – Fair Value
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below, set forth by level, present the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of May 2, 2026 and November 1, 2025. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of May 2, 2026 and November 1, 2025, the Company held $1.3 billion and $1.4 billion, respectively, of cash that is excluded from the tables below.

	May 2, 2026
	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$702,844	$—	$702,844
Corporate obligations (1)	—	397,786	397,786
Short-term investments:
Available-for-sale:
Corporate obligations (1)	—	507,277	507,277
Bank obligations (1)	—	495,115	495,115
Other assets:
Forward foreign currency exchange contracts (2)	—	6,500	6,500
Deferred compensation plan investments	117,894	—	117,894
Total assets measured at fair value	$820,738	$1,406,678	$2,227,416
Liabilities
Forward foreign currency exchange contracts (2)	$—	$10,020	$10,020
Interest rate derivatives (3)	—	23,882	23,882
Total liabilities measured at fair value	$—	$33,902	$33,902
(1)The amortized cost of the Company’s investments classified as available-for-sale as of May 2, 2026 was $1.4 billion.
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
Debt — The table below presents the estimated fair values of certain financial instruments not recorded at fair value on a recurring basis. Given the short tenure of the Company’s commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore, are excluded from the table below ($550.2 million and $446.6 million as of May 2, 2026 and November 1, 2025, respectively). The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	May 2, 2026		November 1, 2025
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2026 Notes, due December 2026	900,000	897,767	900,000	895,623
2027 Notes, due June 2027	440,212	437,241	440,212	436,916
2028 Notes, due June 2028	850,000	850,341	850,000	856,345
2028 Notes, due October 2028	750,000	707,652	750,000	704,186
2030 Notes, due June 2030	650,000	652,444	650,000	659,834
2031 Notes, due October 2031	1,000,000	884,422	1,000,000	884,390
2032 Notes, due October 2032	300,000	298,028	300,000	301,546
2034 Notes, due April 2034	550,000	561,447	550,000	571,370
2036 Notes, due December 2036	144,278	137,425	144,278	138,756
2041 Notes, due October 2041	750,000	546,296	750,000	555,925
2045 Notes, due December 2045	332,587	321,506	332,587	327,992
2051 Notes, due October 2051	1,000,000	641,436	1,000,000	662,609
2054 Notes, due April 2054	550,000	524,949	550,000	541,087
Total senior unsecured notes	$8,217,077	$7,460,954	$8,217,077	$7,536,579
Note 8 – Derivatives
Foreign Exchange Exposure Management — The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges as of May 2, 2026 and November 1, 2025 were $343.2 million and $297.0 million, respectively, and the fair values of these instruments in the Company’s Condensed Consolidated Balance Sheets were as follows:

		Fair Value At
	Balance Sheet Location	May 2, 2026	November 1, 2025
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$1,162	$4,403
Forward foreign currency exchange contracts	Accrued liabilities	$6,150	$4,399
As of May 2, 2026 and November 1, 2025, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $319.0 million and $207.3 million, respectively, and the fair values of undesignated hedges in the Company’s Condensed Consolidated Balance Sheets were as follows:

		Fair Value At
	Balance Sheet Location	May 2, 2026	November 1, 2025
Undesignated hedges related to forward foreign currency exchange contracts	Prepaid expenses and other current assets	$5,338	$2,305
Undesignated hedges related to forward foreign currency exchange contracts	Accrued liabilities	$3,870	$3,576
Interest Rate Exposure Management — The Company does not consider the risk of counterparty default to be significant. The gain or loss on the Company’s interest rate swap transactions attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps were recorded as follows:

	May 2, 2026		November 1, 2025
Balance Sheet Location	Loss on Swaps	Gain on Note	Loss on Swaps	Gain on Note
Accrued liabilities	$23,882	$—	$12,550	$—
Long-term debt	$—	$23,882	$—	$12,550
For further information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements.

Note 9 – Inventories
Inventories at May 2, 2026 and November 1, 2025 were as follows:

	May 2, 2026	November 1, 2025
Raw materials	$68,165	$70,183
Work in process	1,389,341	1,218,625
Finished goods	390,899	367,515
Total inventories	$1,848,405	$1,656,323
Note 10 – Income Taxes
The Company’s effective tax rates for the three- and six-month periods ended May 2, 2026 and May 3, 2025 were below the U.S. statutory tax rate of 21%, due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income.
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
Note 11 – New Accounting Pronouncements
Standards Implemented
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires the disaggregation of information in existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU in fiscal 2026 and will include required financial statement disclosures in its Annual Report on Form 10-K for fiscal 2026.
Standards to Be Implemented
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, requiring public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insights into company performance. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact adoption will have on its financial statement disclosures.
Note 12 – Subsequent Events
On May 19, 2026, the Board of Directors of the Company declared a cash dividend of $1.10 per outstanding share of common stock. The dividend will be paid on June 16, 2026 to all shareholders of record at the close of business on June 2, 2026 and is expected to total approximately $535.8 million.

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
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements regarding future events and our future results that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “potential,” “may,” “could” and “will,” and variations of such words and similar expressions are intended to identify such forward-looking statements, however, the absence of the foregoing words or expressions does not mean that a statement is not forward-looking. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.
The following important factors and uncertainties, among others, could cause actual results to differ materially from those described in the forward-looking statements: economic, political, legal and regulatory uncertainty or conflicts; recently announced and future tariffs and other trade restrictions; changes in export classifications, import and export regulations or duties and tariffs; changes in demand for semiconductor products; performance of independent distributors; manufacturing delays, product and raw materials availability and supply chain disruptions; products may be diverted from our authorized distribution channels; our development of technologies and research and development investments; our ability to compete successfully in the markets in which we operate; our future liquidity, capital needs and capital expenditures; our ability to recruit and retain key personnel; risks related to acquisitions or other strategic transactions; unanticipated difficulties or expenditures relating to integrating acquired businesses; security breaches or other cyber incidents; risks related to the use of artificial intelligence in our business operations, products and services; adverse results in litigation; the outcome of any regulatory actions, including governmental inquiries, investigations or enforcement proceedings in the event of noncompliance or alleged noncompliance with laws or regulations; reputational damage; changes in our estimates of our expected tax rates based on current tax law; risks related to our indebtedness; the discretion of our Board of Directors to declare dividends and our ability to pay dividends in the future; factors impacting our ability to repurchase shares; and uncertainty as to the long-term value of our common stock. Additional factors that could cause actual results to differ materially from those described in these forward-looking statements include the risk factors included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for fiscal 2025. Forward-looking statements represent management’s current expectations and are inherently uncertain. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
Overview
Amounts in the tables below are reflected in thousands except per share amounts and percentages.

	Three Months Ended
	May 2, 2026	May 3, 2025	$ Change	% Change
Revenue	$3,623,465	$2,640,068	$983,397	37%
Gross margin %	67.3%	61.0%
Net income	$1,176,350	$569,770	$606,580	106%
Net income as a % of revenue	32.5%	21.6%
Diluted EPS	$2.40	$1.14	$1.26	111%

	Six Months Ended
	May 2, 2026	May 3, 2025	$ Change	% Change
Revenue	$6,783,728	$5,063,242	$1,720,486	34%
Gross margin %	66.1%	60.1%
Net income	$2,007,176	$961,086	$1,046,090	109%
Net income as a % of revenue	29.6%	19.0%
Diluted EPS	$4.09	$1.93	$2.16	112%
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

	Three Months Ended
	May 2, 2026			May 3, 2025
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,799,413	50%	56%	$1,150,315	44%
Automotive	871,565	24%	2%	856,090	32%
Communications	554,728	15%	79%	310,604	12%
Consumer	397,759	11%	23%	323,059	12%
Total revenue	$3,623,465	100%	37%	$2,640,068	100%

	Six Months Ended
	May 2, 2026			May 3, 2025
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$3,296,449	49%	48%	$2,220,569	44%
Automotive	1,681,709	25%	5%	1,596,349	32%
Communications	1,009,911	15%	65%	610,905	12%
Consumer	795,659	12%	25%	635,419	13%
Total revenue	$6,783,728	100%	34%	$5,063,242	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue increased 37% and 34% in the three- and six-month periods ended May 2, 2026 as compared to the same periods of the prior fiscal year as a result of a broad-based increase in demand for our products, notably within all Industrial sub-markets with the highest growth coming from our test equipment and aerospace and defense sub-markets. Revenue also increased in the data center portion of the Communications end market related to artificial intelligence-driven infrastructure investments.
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

	Three Months Ended
	May 2, 2026		May 3, 2025
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$2,071,312	57%	$1,480,088	56%
Direct customers	1,520,090	42%	1,125,775	43%
Other	32,063	1%	34,205	1%
Total revenue	$3,623,465	100%	$2,640,068	100%

	Six Months Ended
	May 2, 2026		May 3, 2025
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$3,813,606	56%	$2,855,552	56%
Direct customers	2,897,220	43%	2,145,647	42%
Other	72,902	1%	62,043	1%
Total revenue	$6,783,728	100%	$5,063,242	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the tables above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end market revenue trends.
Gross Margin

	Three Months Ended				Six Months Ended
	May 2, 2026	May 3, 2025	$ Change	% Change	May 2, 2026	May 3, 2025	$ Change	% Change
Gross margin	$2,439,798	$1,611,610	$828,188	51%	$4,484,773	$3,041,913	$1,442,860	47%
Gross margin %	67.3%	61.0%			66.1%	60.1%
Gross margin percentage increased by 630 and 600 basis points in the three- and six-month periods ended May 2, 2026 as compared to the same periods of the prior fiscal year, primarily due to higher utilization of our manufacturing fixed costs as a result of increased customer demand and favorable mix of products sold into our end markets.
Research and Development (R&D)

	Three Months Ended				Six Months Ended
	May 2, 2026	May 3, 2025	$ Change	% Change	May 2, 2026	May 3, 2025	$ Change	% Change
R&D expenses	$509,323	$441,837	$67,486	15%	$976,723	$844,729	$131,994	16%
R&D expenses as a % of revenue	14%	17%			14%	17%

R&D expenses increased in the three- and six-month periods ended May 2, 2026, as compared to the same periods of the prior fiscal year, primarily as a result of higher R&D employee-related variable compensation expenses. R&D expenses declined as a percentage of revenue, primarily reflecting higher revenue levels and improved operating leverage. We expect to continue the development of innovative technologies and processes for new products, which we view as critical to our future growth. We believe that a continued commitment to R&D is essential to maintain product leadership with our existing products as well as to provide innovative new product offerings.
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Six Months Ended
	May 2, 2026	May 3, 2025	$ Change	% Change	May 2, 2026	May 3, 2025	$ Change	% Change
SMG&A expenses	$362,810	$302,669	$60,141	20%	$708,063	$587,465	$120,598	21%
SMG&A expenses as a % of revenue	10%	11%			10%	12%
SMG&A expenses increased in the three- and six-month periods ended May 2, 2026, as compared to the same periods of the prior fiscal year, primarily as a result of higher SMG&A employee-related variable compensation expenses and higher salary and benefit expenses. SMG&A expenses declined as a percentage of revenue, primarily reflecting higher revenue levels and improved operating leverage.
Special Charges, Net

	Three Months Ended				Six Months Ended
	May 2, 2026	May 3, 2025	$ Change	% Change	May 2, 2026	May 3, 2025	$ Change	% Change
Special charges, net	$—	$1,745	$(1,745)	(100)%	$47,982	$65,632	$(17,650)	(27)%
Special charges, net decreased in the three- and six-month periods ended May 2, 2026, as compared to the same periods of the prior fiscal year, primarily due to decreased charges related to our Global Repositioning Actions. The decrease in the six-month period was partially offset by a $15.6 million impairment charge recorded in the first quarter of fiscal 2026 related to the asset group in our leased facilities in San Jose, California.
Provision for Income Taxes

	Three Months Ended			Six Months Ended
	May 2, 2026	May 3, 2025	$ Change	May 2, 2026	May 3, 2025	$ Change
Provision for income taxes	$148,478	$56,158	$92,320	$263,523	$100,418	$163,105
Effective income tax rate	11.2%	9.0%		11.6%	9.5%
The primary driver for our increased tax rate in the three- and six-month periods ended May 2, 2026, as compared to the same periods of the prior fiscal year, is the increase in taxes paid on our international profits. This results in higher non-deductible foreign tax expense under the global intangible low-taxed income (GILTI) regime, which has the effect of increasing our effective tax rate.
Net Income

	Three Months Ended				Six Months Ended
	May 2, 2026	May 3, 2025	$ Change	% Change	May 2, 2026	May 3, 2025	$ Change	% Change
Net income	$1,176,350	$569,770	$606,580	106%	$2,007,176	$961,086	$1,046,090	109%
Net income as a % of revenue	32.5%	21.6%			29.6%	19.0%
Diluted EPS	$2.40	$1.14			$4.09	$1.93
Net income increased in the three-month period ended May 2, 2026, as compared to the same period of the prior fiscal year, as the result of a $701.7 million increase in operating income, partially offset by a $92.3 million increase in provision for income taxes.

Net income increased in the six-month period ended May 2, 2026, as compared to the same period of the prior fiscal year, as the result of a $1,207.4 million increase in operating income, partially offset by a $163.1 million increase in provision for income taxes.
Liquidity and Capital Resources
At May 2, 2026, our principal source of liquidity was $3.4 billion of cash, cash equivalents and short-term investments, of which approximately $2.2 billion was held in the United States, and the balance of which was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash, cash equivalents and short-term investments consist of highly liquid investments, including money market funds and corporate and bank obligations. We maintain these balances with counterparties with high credit ratings, and continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, acquisitions, research and development efforts and dividend payments in the immediate future and for at least the next twelve months.

	Six Months Ended
	May 2, 2026	May 3, 2025
Net cash provided by operating activities	$2,240,556	$1,946,287
Net cash provided by operations as a % of revenue	33%	38%
Net cash (used for) provided by investing activities	$(158,955)	$133,892
Net cash used for financing activities	$(2,144,091)	$(1,695,286)
The following changes contributed to the net change in cash and cash equivalents in the six-month period ended May 2, 2026 as compared to the same period in fiscal 2025.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities during the six-month period ended May 2, 2026, as compared to the same period of the prior fiscal year, was mainly the result of higher net income adjusted for non-cash items.
Investing Activities
Investing cash flows generally consist of purchases and sales of property, plant and equipment, purchases, sales and maturities of available-for-sale investments; and acquisitions of other businesses. The change in investing cash flows during the six-month period ended May 2, 2026, as compared to the same period of the prior fiscal year, was primarily the result of a decrease in maturities of our available-for-sale investments. The change in investing cash flows also included the sale of property, plant and equipment during fiscal 2025.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuances and repayments of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The change in cash used for financing activities during the six-month period ended May 2, 2026, as compared to the same period of the prior fiscal year, was primarily the result of higher common stock repurchases partially offset by debt repayments during fiscal 2025.
Working Capital

	May 2, 2026	November 1, 2025	$ Change	% Change
Accounts receivable	$2,051,733	$1,436,075	$615,658	43%
Days sales outstanding*	43	44
Inventory	$1,848,405	$1,656,323	$192,082	12%
Days cost of sales in inventory*	139	130
_______________________________________
*We use the average of the current quarter and prior quarter ending net accounts receivable and ending inventory balance in our calculation of days sales outstanding and days cost of sales in inventory, respectively.
The increase in accounts receivable in dollars was primarily the result of increased sales levels and variations in the timing of collections and billings.
Inventory increased primarily as a result of building inventory levels to support increased demand.
Current liabilities increased to $4.5 billion at May 2, 2026 as compared to $3.2 billion at the end of fiscal 2025 primarily due to the reclassification of $0.9 billion of debt due in December 2026 to current liabilities as well as an increase in accrued liabilities, partially offset by a decrease in income taxes payable.
Debt
As of May 2, 2026, our debt obligations consisted of the following:

Principal Amount Outstanding
Commercial paper notes	$550,198
2026 Notes, due December 2026	900,000
2027 Notes, due June 2027	440,212
2028 Notes, due June 2028	850,000
2028 Notes, due October 2028	750,000
2030 Notes, due June 2030	650,000
2031 Notes, due October 2031	1,000,000
2032 Notes, due October 2032	300,000
2034 Notes, due April 2034	550,000
2036 Notes, due December 2036	144,278
2041 Notes, due October 2041	750,000
2045 Notes, due December 2045	332,587
2051 Notes, due October 2051	1,000,000
2054 Notes, due April 2054	550,000
Total debt	$8,767,275
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of May 2, 2026, we were in compliance with these covenants.
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $3.0 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of May 2, 2026, we had $0.6 billion of outstanding borrowings under the commercial paper program recorded in the Condensed Consolidated Balance Sheet. We intend to use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.

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
We may borrow under the Revolving Credit Agreement in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreement impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreement contains an interest coverage covenant which requires the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest charges to be greater than 3.0 to 1.0. As of May 2, 2026, we were in compliance with these covenants.
Stock Repurchase Program
As of May 2, 2026, our Board of Directors had authorized us to repurchase an aggregate of $26.7 billion of our common stock under our common stock repurchase program and $8.5 billion remained available for repurchases under the current authorized program. Repurchased shares are held as authorized but unissued shares of common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when the full dollar amount of the authorization has been used to repurchase shares under the program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $247.0 million in the first six months of fiscal 2026. We expect capital expenditures for fiscal 2026 to be between approximately 4% and 6% of fiscal 2026 revenue. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On May 19, 2026, our Board of Directors declared a cash dividend of $1.10 per outstanding share of common stock. The dividend will be paid on June 16, 2026 to all shareholders of record at the close of business on June 2, 2026 and is expected to total approximately $535.8 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
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
We are subject to market risks related to our financial instruments, including those identified in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2025, which was filed with the Securities and Exchange Commission on November 25, 2025. There were no material changes in the six-month period ended May 2, 2026 to the information identified in the Annual Report on Form 10-K for the fiscal year ended November 1, 2025.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 2, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 2, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended May 2, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2026 through February 28, 2026	409,019	$335.78	402,020	$9,013,190,935
March 1, 2026 through March 28, 2026	1,145,447	$316.71	836,539	$8,746,470,019
March 29, 2026 through May 2, 2026	765,022	$353.14	699,581	$8,496,437,073
Total	2,319,488	$332.09	1,938,140	$8,496,437,073

(a)Includes an aggregate of 381,348 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted or terminated by our directors or officers during the second quarter of fiscal 2026 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (Rule 10b5-1 trading arrangement).

Name and Title	Action	Date of Adoption/ Termination	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Ray Stata, Director	Adoption	March 6, 2026	Until May 6, 2027, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 34,000 shares
Karen Golz, Director	Adoption	March 12, 2026	Until March 3, 2027, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 3,000 shares
None of our officers or directors adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of fiscal 2026.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1	Amended and Restated Analog Devices, Inc. 2020 Equity Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on March 12, 2026.
31.1†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2†	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Executive Officer).
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 (Chief Financial Officer).
101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH†	Inline XBRL Schema Document.
101.CAL†	Inline XBRL Calculation Linkbase Document.
101.LAB†	Inline XBRL Labels Linkbase Document.
101.PRE†	Inline XBRL Presentation Linkbase Document.
101.DEF†	Inline XBRL Definition Linkbase Document.
104†	Cover page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
†	Filed herewith.
*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALOG DEVICES, INC.

Date: May 20, 2026	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: May 20, 2026	By:	/s/ Richard C. Puccio, Jr.
Richard C. Puccio, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)