Form 10-Q
period 2026-08-01
ANALOG DEVICES INC
filed 2026-08-19
CIK 6281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑
As of August 1, 2026 there were 484,565,465 shares of common stock of the registrant, $0.16 2/3 par value per share, outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Revenue	$4,021,899	$2,880,348	$10,805,627	$7,943,590
Cost of sales	1,314,355	1,090,600	3,613,309	3,111,929
Gross margin	2,707,544	1,789,748	7,192,318	4,831,661
Operating expenses:
Research and development	533,480	454,251	1,510,203	1,298,980
Selling, marketing, general and administrative	397,326	325,706	1,105,389	913,171
Amortization of intangibles	187,985	187,415	563,285	562,245
Special charges, net	(24,216)	4,348	23,766	69,980
Total operating expenses	1,094,575	971,720	3,202,643	2,844,376
Operating income:	1,612,969	818,028	3,989,675	1,987,285
Nonoperating expense (income):
Interest expense	88,728	79,592	262,692	229,559
Interest income	(25,377)	(27,083)	(86,199)	(72,295)
Other, net	3,749	2,110	(3,386)	5,108
Total nonoperating expense (income)	67,100	54,619	173,107	162,372
Income before income taxes	1,545,869	763,409	3,816,568	1,824,913
Provision for income taxes	205,779	244,891	469,302	345,309
Net income	$1,340,090	$518,518	$3,347,266	$1,479,604

Shares used to compute earnings per common share – basic	486,021	494,390	487,500	495,560
Shares used to compute earnings per common share – diluted	488,837	496,726	490,317	497,865

Basic earnings per common share	$2.76	$1.05	$6.87	$2.99
Diluted earnings per common share	$2.74	$1.04	$6.83	$2.97

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income	$1,340,090	$518,518	$3,347,266	$1,479,604
Foreign currency translation adjustments	1,079	364	2,403	(548)
Change in fair value of derivative instruments designated as cash flow hedges, net	1,886	(6,359)	2,506	11,137
Changes in pension plans, net	187	542	582	1,582
Other comprehensive income (loss)	3,152	(5,453)	5,491	12,171
Comprehensive income	$1,343,242	$513,065	$3,352,757	$1,491,775

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	August 1, 2026	November 1, 2025
ASSETS
Current Assets
Cash and cash equivalents	$2,165,870	$2,499,406
Short-term investments	159,064	1,152,915
Accounts receivable	2,389,577	1,436,075
Inventories	1,931,496	1,656,323
Prepaid expenses and other current assets	426,523	363,342
Total current assets	7,072,530	7,108,061
Non-current Assets
Net property, plant and equipment	3,351,981	3,315,696
Goodwill	27,988,737	26,945,180
Intangible assets, net	7,468,220	8,013,815
Deferred tax assets	1,689,972	1,867,102
Other assets	852,977	742,858
Total non-current assets	41,351,887	40,884,651
TOTAL ASSETS	$48,424,417	$47,992,712
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$682,167	$543,760
Income taxes payable	461,804	610,370
Debt, current	1,344,855	—
Commercial paper notes	1,005,104	446,639
Accrued liabilities	2,162,324	1,645,032
Total current liabilities	5,656,254	3,245,801
Non-current Liabilities
Long-term debt	6,771,624	8,145,066
Deferred income taxes	1,837,959	2,163,281
Income taxes payable	90,723	100,963
Other non-current liabilities	516,960	521,846
Total non-current liabilities	9,217,266	10,931,156
Shareholders’ Equity
Preferred stock, $1.00 par value, 471,934 shares authorized, none outstanding	—	—
Common stock, $0.16 2/3 par value, 1,200,000,000 shares authorized, 484,565,465 shares outstanding (489,654,097 on November 1, 2025)	80,762	81,611
Capital in excess of par value	21,288,447	23,349,185
Retained earnings	12,330,779	10,539,541
Accumulated other comprehensive loss	(149,091)	(154,582)
Total shareholders’ equity	33,550,897	33,815,755
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,424,417	$47,992,712

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended August 1, 2026
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, MAY 2, 2026	487,087	$81,183	$22,287,095	$11,525,998	$(152,243)
Net income				1,340,090
Dividends declared and paid - $1.10 per share				(535,309)
Issuance of stock under stock plans and other	360	59	61,625
Stock-based compensation expense			96,255
Other comprehensive income					3,152
Common stock repurchased	(2,882)	(480)	(1,156,528)
BALANCE, AUGUST 1, 2026	484,565	$80,762	$21,288,447	$12,330,779	$(149,091)

	Nine Months Ended August 1, 2026
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, NOVEMBER 1, 2025	489,654	$81,611	$23,349,185	$10,539,541	$(154,582)
Net income				3,347,266
Dividends declared and paid - $3.19 per share				(1,556,028)
Issuance of stock under stock plans and other	2,023	337	120,834
Stock-based compensation expense			263,651
Other comprehensive income					5,491
Common stock repurchased	(7,112)	(1,186)	(2,445,223)
BALANCE, AUGUST 1, 2026	484,565	$80,762	$21,288,447	$12,330,779	$(149,091)

See accompanying notes.

	Three Months Ended August 2, 2025
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, MAY 3, 2025	496,248	$82,710	$24,885,204	$10,210,338	$(167,632)
Net income				518,518
Dividends declared and paid - $0.99 per share				(490,161)
Issuance of stock under stock plans and other	388	65	42,702
Stock-based compensation expense			84,703
Other comprehensive loss					(5,453)
Common stock repurchased	(4,681)	(781)	(1,074,371)
BALANCE, AUGUST 2, 2025	491,955	$81,994	$23,938,238	$10,238,695	$(173,085)

	Nine Months Ended August 2, 2025
			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss
BALANCE, NOVEMBER 2, 2024	496,297	$82,718	$25,082,243	$10,196,612	$(185,256)
Net income				1,479,604
Dividends declared and paid - $2.90 per share				(1,437,521)
Issuance of stock under stock plans and other	2,291	382	103,947
Stock-based compensation expense			235,108
Other comprehensive income					12,171
Common stock repurchased	(6,633)	(1,106)	(1,483,060)
BALANCE, AUGUST 2, 2025	491,955	$81,994	$23,938,238	$10,238,695	$(173,085)

See accompanying notes.

ANALOG DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	August 1, 2026	August 2, 2025
Cash flows from operating activities:
Net income	$3,347,266	$1,479,604
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	315,298	301,323
Amortization of intangibles	1,160,358	1,202,179
Stock-based compensation expense	263,651	235,108
Deferred income taxes	(281,941)	(97,318)
Other	(19,377)	(1,496)
Changes in operating assets and liabilities	(940,740)	(8,008)
Total adjustments	497,249	1,631,788
Net cash provided by operating activities	3,844,515	3,111,392
Cash flows from investing activities:
Purchases of short-term available-for-sale investments	—	(1,150,240)
Maturities of short-term available-for-sale investments	990,657	372,778
Additions to property, plant and equipment, net	(392,677)	(318,399)
Proceeds from sale of property, plant and equipment, net	—	58,892
Proceeds from sale of a subsidiary, net	96,592	—
Payments for acquisitions, net of cash acquired	(1,536,049)	(45,652)
Other	(32,425)	(13,595)
Net cash used for investing activities	(873,902)	(1,096,216)
Cash flows from financing activities:
Proceeds from debt	—	1,490,785
Debt repayments	—	(399,998)
Proceeds from commercial paper notes	13,061,198	6,867,508
Payments of commercial paper notes	(12,502,732)	(6,866,581)
Repurchase of common stock	(2,446,409)	(1,484,166)
Dividend payments to shareholders	(1,556,028)	(1,437,521)
Proceeds from employee stock plans	121,171	104,329
Other	18,651	40,317
Net cash used for financing activities	(3,304,149)	(1,685,327)
Net (decrease) increase in cash and cash equivalents	(333,536)	329,849
Cash and cash equivalents at beginning of period	2,499,406	1,991,342
Cash and cash equivalents at end of period	$2,165,870	$2,321,191

See accompanying notes.

ANALOG DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 1, 2026 (UNAUDITED)
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
Note 2 – Shareholders’ Equity
As of August 1, 2026, the Company’s Board of Directors had authorized the repurchase of an aggregate of $26.7 billion of its common stock under its common stock repurchase program and $7.4 billion remained available for repurchases under the program.
Note 3 – Accumulated Other Comprehensive (Loss) Income
The following table provides the changes in accumulated other comprehensive (loss) income (AOCI) by component and the related tax effects during the first nine months of fiscal 2026.

	Foreign currency translation adjustment	Unrealized holding gains/losses on derivatives	Pension plans	Total
November 1, 2025	$(71,700)	$(69,777)	$(13,105)	$(154,582)
Other comprehensive income before reclassifications	2,403	(4,015)	—	(1,612)
Amounts reclassified out of other comprehensive income	—	8,275	582	8,857
Tax effects	—	(1,754)	—	(1,754)
Other comprehensive income	2,403	2,506	582	5,491
August 1, 2026	$(69,297)	$(67,271)	$(12,523)	$(149,091)
The amounts reclassified out of AOCI into the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Shareholders’ Equity with presentation location during each period were as follows:

	Three Months Ended		Nine Months Ended
Comprehensive (Loss) Income Component	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025	Location
Unrealized holding gains/losses on derivatives:
Currency forwards	$(1,586)	$1,616	$(1,514)	$483	Cost of sales
	(810)	949	(134)	220	Research and development
	(1,577)	1,606	(1,270)	(442)	Selling, marketing, general and administrative
Interest rate derivatives	3,731	3,731	11,193	11,193	Interest expense
	(242)	7,902	8,275	11,454	Total before tax
	253	(1,135)	(1,437)	(2,143)	Tax
Total amounts reclassified out of AOCI, net of tax	$11	$6,767	$6,838	$9,311

Note 4 – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net income	$1,340,090	$518,518	$3,347,266	$1,479,604
Basic shares:
Weighted-average shares outstanding	486,021	494,390	487,500	495,560
Earnings per common share basic:	$2.76	$1.05	$6.87	$2.99
Diluted shares:
Weighted-average shares outstanding	486,021	494,390	487,500	495,560
Assumed exercise of common stock equivalents	2,816	2,336	2,817	2,305
Weighted-average common and common equivalent shares	488,837	496,726	490,317	497,865
Earnings per common share diluted:	$2.74	$1.04	$6.83	$2.97
Anti-dilutive shares related to:
Outstanding stock-based awards	—	134	42	125
Note 5 – Special Charges, Net
Liabilities related to special charges, net are included in Accrued liabilities in the Condensed Consolidated Balance Sheets. The activity is detailed below:

Accrued Special Charges	Global Repositioning Actions
Balance at November 1, 2025	$4,115
Employee severance costs, net	29,085
Severance payments	(1,952)
Balance at January 31, 2026	$31,248
Severance payments	(17,858)
Balance at May 2, 2026	$13,390
Severance payments	(6,377)
Balance at August 1, 2026	$7,013
The Company recorded net special charges of $32.4 million as part of its Global Repositioning Actions in the nine months ended August 1, 2026. The Global Repositioning Actions were part of a transformation initiative aimed at aligning the Company’s enterprise strategy and organizational design and streamlining its operations to achieve its long-term strategic plan. The special charges include severance costs, in accordance with the Company’s ongoing benefit plan or statutory requirements at foreign locations, related to the termination of certain employees in manufacturing, engineering and selling, marketing, general and administrative roles.
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
During the third quarter of fiscal 2026, the Company completed the sale of a subsidiary in Penang, Malaysia, which included its facility and certain equipment previously classified as held for sale. The Company recorded a gain on this sale of approximately $24.2 million in Special charges, net.

Note 6 – Industry and Segment Information
The Company’s Chief Executive Officer and Chair has been identified as its Chief Operating Decision Maker (CODM). The following table presents a summary of consolidated net income inclusive of significant segment expenses and other expense information provided to the CODM:

	Three Months Ended		Nine Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Revenue	$4,021,899	$2,880,348	$10,805,627	$7,943,590
Less:
Cost of sales, including human capital expenses therein	1,314,355	1,090,600	3,613,309	3,111,929
Operating expenses:
Employee compensation costs	695,060	572,258	1,938,338	1,570,972
Amortization of acquired intangible assets	187,985	187,415	563,285	562,245
Research and development related costs (excluding employee compensation costs)	137,557	125,514	416,592	389,440
Special charges, net	(24,216)	4,348	23,766	69,980
Other operating expense (excluding employee compensation costs) (1)	98,189	82,185	260,662	251,739
Nonoperating expense (income)	67,100	54,619	173,107	162,372
Provision for income taxes	205,779	244,891	469,302	345,309
Net income	$1,340,090	$518,518	$3,347,266	$1,479,604
_______________________________________
(1)Includes depreciation and amortization expenses, facilities expenses, legal expenses, acquisition related transaction costs and other discretionary expenses.
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

	Three Months Ended
	August 1, 2026			August 2, 2025
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,971,926	49%	53%	$1,292,988	45%
Automotive	998,227	25%	16%	857,146	30%
Communications	654,515	16%	84%	354,768	12%
Consumer	397,231	10%	6%	375,446	13%
Total revenue	$4,021,899	100%	40%	$2,880,348	100%

	Nine Months Ended
	August 1, 2026			August 2, 2025
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$5,269,825	49%	50%	$3,512,896	44%
Automotive	2,685,246	25%	9%	2,454,845	31%
Communications	1,659,553	15%	72%	965,036	12%
Consumer	1,191,003	11%	18%	1,010,813	13%
Total revenue	$10,805,627	100%	36%	$7,943,590	100%

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

	Three Months Ended
	August 1, 2026		August 2, 2025
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$2,327,081	58%	$1,592,407	55%
Direct customers	1,588,639	39%	1,240,924	43%
Other	106,179	3%	47,017	2%
Total revenue	$4,021,899	100%	$2,880,348	100%

	Nine Months Ended
	August 1, 2026		August 2, 2025
Channel	Revenue	% of Revenue*	Revenue	% of Revenue*
Distributors	$6,140,687	57%	$4,447,959	56%
Direct customers	4,485,859	42%	3,386,571	43%
Other	179,081	2%	109,060	1%
Total revenue	$10,805,627	100%	$7,943,590	100%

* The sum of the individual percentages may not equal the total due to rounding.

Note 7 – Fair Value
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The tables below, set forth by level, present the Company’s financial assets and liabilities, excluding accrued interest components that were accounted for at fair value on a recurring basis as of August 1, 2026 and November 1, 2025. The tables exclude cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value. As of August 1, 2026 and November 1, 2025, the Company held $1.1 billion and $1.4 billion, respectively, of cash that is excluded from the tables below.

	August 1, 2026
	Fair Value Measurement at Reporting Date Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash equivalents:
Available-for-sale:
Government and institutional money market funds	$715,175	$—	$715,175
Corporate obligations (1)	—	338,091	338,091
Short-term investments:
Available-for-sale:
Corporate obligations (1)	—	159,064	159,064
Other assets:
Forward foreign currency exchange contracts (2)	—	7,256	7,256
Deferred compensation plan investments	128,158	—	128,158
Total assets measured at fair value	$843,333	$504,411	$1,347,744
Liabilities
Forward foreign currency exchange contracts (2)	$—	$10,535	$10,535
Interest rate derivatives (3)	—	42,478	42,478
Total liabilities measured at fair value	$—	$53,013	$53,013
(1)The amortized cost of the Company’s investments classified as available-for-sale as of August 1, 2026 was $498.3 million.
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
Debt — The table below presents the estimated fair values of certain financial instruments not recorded at fair value on a recurring basis. Given the short tenure of the Company’s commercial paper notes, the carrying value of the outstanding commercial paper notes approximates the fair values, and therefore, are excluded from the table below ($1.0 billion and $0.4 billion as of August 1, 2026 and November 1, 2025, respectively). The fair values of the senior unsecured notes are obtained from broker prices and are classified as Level 1 measurements according to the fair value hierarchy.

	August 1, 2026		November 1, 2025
	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2026 Notes, due December 2026	900,000	897,938	900,000	895,623
2027 Notes, due June 2027	440,212	437,134	440,212	436,916
2028 Notes, due June 2028	850,000	846,187	850,000	856,345
2028 Notes, due October 2028	750,000	705,821	750,000	704,186
2030 Notes, due June 2030	650,000	643,874	650,000	659,834
2031 Notes, due October 2031	1,000,000	872,143	1,000,000	884,390
2032 Notes, due October 2032	300,000	294,449	300,000	301,546
2034 Notes, due April 2034	550,000	544,285	550,000	571,370
2036 Notes, due December 2036	144,278	134,210	144,278	138,756
2041 Notes, due October 2041	750,000	523,880	750,000	555,925
2045 Notes, due December 2045	332,587	304,327	332,587	327,992
2051 Notes, due October 2051	1,000,000	603,881	1,000,000	662,609
2054 Notes, due April 2054	550,000	496,578	550,000	541,087
Total senior unsecured notes	$8,217,077	$7,304,707	$8,217,077	$7,536,579
Note 8 – Derivatives
Foreign Exchange Exposure Management — The total notional amounts of forward foreign currency derivative instruments designated as hedging instruments of cash flow hedges as of August 1, 2026 and November 1, 2025 were $495.2 million and $297.0 million, respectively, and the fair values of these instruments in the Company’s Condensed Consolidated Balance Sheets were as follows:

		Fair Value At
	Balance Sheet Location	August 1, 2026	November 1, 2025
Forward foreign currency exchange contracts	Prepaid expenses and other current assets	$1,195	$4,403
Forward foreign currency exchange contracts	Accrued liabilities	$7,623	$4,399
As of August 1, 2026 and November 1, 2025, the total notional amounts of undesignated hedges related to forward foreign currency exchange contracts were $455.1 million and $207.3 million, respectively, and the fair values of undesignated hedges in the Company’s Condensed Consolidated Balance Sheets were as follows:

		Fair Value At
	Balance Sheet Location	August 1, 2026	November 1, 2025
Undesignated hedges related to forward foreign currency exchange contracts	Prepaid expenses and other current assets	$6,061	$2,305
Undesignated hedges related to forward foreign currency exchange contracts	Accrued liabilities	$2,912	$3,576
Interest Rate Exposure Management — The Company does not consider the risk of counterparty default to be significant. The gain or loss on the Company’s interest rate swap transactions attributable to the hedged benchmark interest rate risk and the offsetting gain or loss on the related interest rate swaps were recorded as follows:

	August 1, 2026		November 1, 2025
Balance Sheet Location	Loss on Swaps	Gain on Note	Loss on Swaps	Gain on Note
Accrued liabilities	$42,478	$—	$12,550	$—
Long-term debt	$—	$42,478	$—	$12,550
For further information on the unrealized holding gains (losses) on derivatives included in and reclassified out of AOCI into the Condensed Consolidated Statements of Income related to forward foreign currency exchange contracts, see Note 3, Accumulated Other Comprehensive (Loss) Income, in these Notes to Condensed Consolidated Financial Statements.

Note 9 – Inventories
Inventories at August 1, 2026 and November 1, 2025 were as follows:

	August 1, 2026	November 1, 2025
Raw materials	$85,123	$70,183
Work in process	1,458,059	1,218,625
Finished goods	388,314	367,515
Total inventories	$1,931,496	$1,656,323
Note 10 – Debt
Revolving Credit Agreements
On July 2, 2026, the Company entered into a Credit Agreement (the 364-Day Revolving Credit Agreement) with Bank of America, N.A. as administrative agent and the other banks identified therein as lenders. The 364-Day Revolving Credit Agreement provides for a 364-day unsecured revolving credit facility in an aggregate principal amount not to exceed $3.0 billion, expiring on July 1, 2027. The 364-Day Revolving Credit Agreement is in addition to the Fourth Amended and Restated Credit Agreement, dated as of April 11, 2025, with Bank of America, N.A. as administrative agent and the other banks identified therein as lenders.
Both agreements contain customary representations and warranties, and affirmative and negative covenants and events of default applicable to the Company and its subsidiaries. As of August 1, 2026, the Company was in compliance with these covenants.
Note 11 – Acquisitions
Empower Semiconductor
On July 7, 2026, the Company completed the acquisition of all of the voting interests of Empower Semiconductor, Inc. (Empower), a provider of integrated voltage regulators and power management solutions, for approximately $1.5 billion. The acquisition was accounted for as a business combination. The preliminary purchase price allocation resulted in the recognition of $1.0 billion of goodwill, $0.6 billion of intangible assets, primarily technology-based, and $0.1 billion of deferred tax liabilities. The goodwill is attributable to the expected future economic benefits arising from the acquisition, including the enhancement of the Company’s power technology portfolio. None of the goodwill is expected to be deductible for tax purposes. Revenue and earnings attributable to Empower since the acquisition date were immaterial to the Company's condensed consolidated financial statements. The Company recognized approximately $23.4 million of transaction-related costs, including legal, accounting and other related fees that were expensed during the third quarter of fiscal 2026. These costs are included in the Condensed Consolidated Statement of Income in Operating expenses within Selling, marketing, general and administrative expenses.
The purchase accounting for the acquisition is preliminary and remains subject to adjustment as the Company completes its valuation of assets acquired and liabilities assumed. The Company expects to complete the purchase accounting within one year of the acquisition date.
Note 12 – Goodwill and Intangible Assets
Goodwill
The following table presents the changes in goodwill during the first nine months of fiscal 2026:

Balance as of November 1, 2025	$26,945,180
Acquisition of Empower (Note 11)	1,028,880
Net other acquisitions and dispositions	14,677
Balance as of August 1, 2026	$27,988,737

Intangible Assets
As of August 1, 2026 and November 1, 2025, the Company’s intangible assets consisted of the following:

	August 1, 2026		November 1, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$10,366,740	$5,874,473	$10,335,903	$5,311,189
Technology-based	8,201,637	5,225,684	7,617,866	4,628,765
Trade-name	72,200	72,200	72,200	72,200
Assembled workforce	1,800	1,800	1,800	1,800
Total	$18,642,377	$11,174,157	$18,027,769	$10,013,954
Note 13 – Income Taxes
The Company’s effective tax rates for the three- and nine-month periods ended August 1, 2026 were below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income.
During fiscal 2025, the Company received an assessment from the U.S. Internal Revenue Service (IRS) for fiscal 2018 and fiscal 2019, totaling approximately $267.0 million. The assessment excludes any penalties and interest. The assessment pertains to transfer pricing arrangements between the Company and one of its wholly-owned foreign subsidiaries. The Company firmly disagrees with this assessment and maintains that its transfer pricing is appropriate. Consequently, the Company has not recorded any additional tax liability related to fiscal 2018 and fiscal 2019 in relation to this issue, nor to any other periods. The Company intends to vigorously defend its original tax return position and is preparing for an appeal with the IRS. Should the IRS ultimately prevail regarding its assessments for fiscal 2018 and fiscal 2019, such a resolution, along with any potential impact on subsequent fiscal years, could have a material adverse effect on the Company’s income tax expense and net earnings in future periods.
Note 14 – New Accounting Pronouncements
Standards Implemented
Income Taxes
In December 2023, the Federal Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires the disaggregation of information in existing income tax disclosures related to the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU in fiscal 2026 and will include required financial statement disclosures in its Annual Report on Form 10-K for fiscal 2026.
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
Note 15 – Subsequent Events
On August 18, 2026, the Board of Directors of the Company declared a cash dividend of $1.10 per outstanding share of common stock. The dividend will be paid on September 15, 2026 to all shareholders of record at the close of business on September 1, 2026 and is expected to total approximately $533.0 million.

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
The following important factors and uncertainties, among others, could cause actual results to differ materially from those described in the forward-looking statements: economic, political, legal and regulatory uncertainty or conflicts; recently announced and future tariffs and other trade restrictions; changes in export classifications, import and export regulations or duties and tariffs; changes in demand for semiconductor products; performance of independent distributors; manufacturing delays, product and raw materials availability and supply chain disruptions; products may be diverted from our authorized distribution channels; our development of technologies and research and development investments; our ability to compete successfully in the markets in which we operate; our future liquidity, capital needs and capital expenditures; our ability to recruit and retain key personnel; risks related to acquisitions or other strategic transactions; unanticipated difficulties or expenditures relating to integrating acquired businesses; security breaches or other cyber incidents; risks related to the use of artificial intelligence in our business operations, products and services; adverse results in litigation; the outcome of any regulatory actions, including governmental inquiries, investigations or enforcement proceedings in the event of noncompliance or alleged noncompliance with laws or regulations; reputational damage; changes in our estimates of our expected tax rates based on current tax law; risks related to our indebtedness; the discretion of our Board of Directors to declare dividends and our ability to pay dividends in the future; factors impacting our ability to repurchase shares; and uncertainty as to the long-term value of our common stock. Additional factors that could cause actual results to differ materially from those described in these forward-looking statements include the risk factors included in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the period ended August 1, 2026 and Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for fiscal 2025. Forward-looking statements represent management’s current expectations and are inherently uncertain. We undertake no obligation to revise or update any forward-looking statements, including to reflect events or circumstances occurring after the date of the filing of this report, except to the extent required by law.

Results of Operations
Overview
Amounts in the tables below are reflected in thousands except per share amounts and percentages.

	Three Months Ended
	August 1, 2026	August 2, 2025	$ Change	% Change
Revenue	$4,021,899	$2,880,348	$1,141,551	40%
Gross margin %	67.3%	62.1%
Net income	$1,340,090	$518,518	$821,572	158%
Net income as a % of revenue	33.3%	18.0%
Diluted EPS	$2.74	$1.04	$1.70	163%

	Nine Months Ended
	August 1, 2026	August 2, 2025	$ Change	% Change
Revenue	$10,805,627	$7,943,590	$2,862,037	36%
Gross margin %	66.6%	60.8%
Net income	$3,347,266	$1,479,604	$1,867,662	126%
Net income as a % of revenue	31.0%	18.6%
Diluted EPS	$6.83	$2.97	$3.86	130%
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

	Three Months Ended
	August 1, 2026			August 2, 2025
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$1,971,926	49%	53%	$1,292,988	45%
Automotive	998,227	25%	16%	857,146	30%
Communications	654,515	16%	84%	354,768	12%
Consumer	397,231	10%	6%	375,446	13%
Total revenue	$4,021,899	100%	40%	$2,880,348	100%

	Nine Months Ended
	August 1, 2026			August 2, 2025
	Revenue	% of Revenue*	Y/Y%	Revenue	% of Revenue*
Industrial	$5,269,825	49%	50%	$3,512,896	44%
Automotive	2,685,246	25%	9%	2,454,845	31%
Communications	1,659,553	15%	72%	965,036	12%
Consumer	1,191,003	11%	18%	1,010,813	13%
Total revenue	$10,805,627	100%	36%	$7,943,590	100%

* The sum of the individual percentages may not equal the total due to rounding.
Revenue increased 40% and 36% in the three- and nine-month periods ended August 1, 2026 as compared to the same periods of the prior fiscal year, reflecting broad-based demand across end markets. Within Industrial, all sub-markets grew, with test equipment and aerospace and defense representing the highest growth. The strongest growth within Communications came from the data center sub-market, driven by artificial intelligence-related infrastructure investments.
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

	Three Months Ended
	August 1, 2026		August 2, 2025
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$2,327,081	58%	$1,592,407	55%
Direct customers	1,588,639	39%	1,240,924	43%
Other	106,179	3%	47,017	2%
Total revenue	$4,021,899	100%	$2,880,348	100%

	Nine Months Ended
	August 1, 2026		August 2, 2025
	Revenue	% of Revenue*	Revenue	% of Revenue*
Channel
Distributors	$6,140,687	57%	$4,447,959	56%
Direct customers	4,485,859	42%	3,386,571	43%
Other	179,081	2%	109,060	1%
Total revenue	$10,805,627	100%	$7,943,590	100%

* The sum of the individual percentages may not equal the total due to rounding.
As indicated in the tables above, the percentage of total revenue sold via each channel has remained relatively consistent in the periods presented, but can fluctuate from time to time based on end market revenue trends. As a percentage of total revenue, the increase in the distributor channel is primarily due to the increase in the percentage of revenue from our Industrial end market.
Gross Margin

	Three Months Ended				Nine Months Ended
	August 1, 2026	August 2, 2025	$ Change	% Change	August 1, 2026	August 2, 2025	$ Change	% Change
Gross margin	$2,707,544	$1,789,748	$917,796	51%	$7,192,318	$4,831,661	$2,360,657	49%
Gross margin %	67.3%	62.1%			66.6%	60.8%
Gross margin percentage increased by 520 and 580 basis points in the three- and nine-month periods ended August 1, 2026 as compared to the same periods of the prior fiscal year, primarily due to higher utilization of our manufacturing fixed costs as a result of increased customer demand and favorable mix of products sold into our end markets.
Research and Development (R&D)

	Three Months Ended				Nine Months Ended
	August 1, 2026	August 2, 2025	$ Change	% Change	August 1, 2026	August 2, 2025	$ Change	% Change
R&D expenses	$533,480	$454,251	$79,229	17%	$1,510,203	$1,298,980	$211,223	16%
R&D expenses as a % of revenue	13%	16%			14%	16%

R&D expenses increased in the three- and nine-month periods ended August 1, 2026, as compared to the same periods of the prior fiscal year, primarily as a result of higher R&D employee-related variable compensation expenses and higher salary and benefit expenses. R&D expenses declined as a percentage of revenue, primarily reflecting higher revenue levels and improved operating leverage. We expect to continue the development of innovative technologies and processes for new products, which we view as critical to our future growth. We believe that a continued commitment to R&D is essential to maintain product leadership with our existing products as well as to provide innovative new product offerings.
Selling, Marketing, General and Administrative (SMG&A)

	Three Months Ended				Nine Months Ended
	August 1, 2026	August 2, 2025	$ Change	% Change	August 1, 2026	August 2, 2025	$ Change	% Change
SMG&A expenses	$397,326	$325,706	$71,620	22%	$1,105,389	$913,171	$192,218	21%
SMG&A expenses as a % of revenue	10%	11%			10%	11%
SMG&A expenses increased in the three- and nine-month periods ended August 1, 2026, as compared to the same periods of the prior fiscal year, primarily as a result of higher SMG&A employee-related variable compensation expenses, higher salary and benefit expenses and acquisition related transaction costs in the third quarter of fiscal 2026. SMG&A expenses declined as a percentage of revenue, primarily reflecting higher revenue levels and improved operating leverage.
Special Charges, Net

	Three Months Ended				Nine Months Ended
	August 1, 2026	August 2, 2025	$ Change	% Change	August 1, 2026	August 2, 2025	$ Change	% Change
Special charges, net	$(24,216)	$4,348	$(28,564)	(657)%	$23,766	$69,980	$(46,214)	(66)%
Special charges, net decreased in the three- and nine-month periods ended August 1, 2026, as compared to the same periods of the prior fiscal year, primarily due to a $24.4 million gain recorded on the sale of a subsidiary in Penang, Malaysia in the third quarter of fiscal 2026. The decrease in the nine-month period was partially offset by a $15.6 million impairment charge recorded in the first quarter of fiscal 2026 related to the asset group in our leased facilities in San Jose, California.
Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	August 1, 2026	August 2, 2025	$ Change	August 1, 2026	August 2, 2025	$ Change
Provision for income taxes	$205,779	$244,891	$(39,112)	$469,302	$345,309	$123,993
Effective income tax rate	13.3%	32.1%		12.3%	18.9%
The Company’s effective tax rates for the three- and nine-month periods ended August 1, 2026 are below the U.S. statutory tax rate of 21% due to lower statutory tax rates applicable to the Company's operations in the foreign jurisdictions in which it earns income.
The tax rates for the three- and nine-month periods ended August 2, 2025 were higher than the current year periods primarily due to a net deferred tax expense of $153.8 million recorded in the third quarter of fiscal 2025 related to the remeasurement of our Global Intangible Low-Taxed Income-related deferred tax assets and liabilities attributable to the passage of the One Big Beautiful Bill Act.
Net Income

	Three Months Ended				Nine Months Ended
	August 1, 2026	August 2, 2025	$ Change	% Change	August 1, 2026	August 2, 2025	$ Change	% Change
Net income	$1,340,090	$518,518	$821,572	158%	$3,347,266	$1,479,604	$1,867,662	126%
Net income as a % of revenue	33.3%	18.0%			31.0%	18.6%
Diluted EPS	$2.74	$1.04			$6.83	$2.97

Net income increased in the three-month period ended August 1, 2026, as compared to the same period of the prior fiscal year, as the result of a $794.9 million increase in operating income and a $39.1 million decrease in provision for income taxes as noted above in Provision for Income Taxes.
Net income increased in the nine-month period ended August 1, 2026, as compared to the same period of the prior fiscal year, as the result of a $2.0 billion increase in operating income, partially offset by a $124.0 million increase in provision for income taxes.
Liquidity and Capital Resources
At August 1, 2026, our principal source of liquidity was $2.3 billion of cash, cash equivalents and short-term investments, of which approximately $1.0 billion was held in the United States, and the balance of which was held outside the United States in various foreign subsidiaries. We manage our worldwide cash requirements by, among other things, reviewing available funds held by our foreign subsidiaries and the cost effectiveness by which those funds can be accessed in the United States. We do not expect current regulatory restrictions or taxes on repatriation to have a material adverse effect on our overall liquidity, financial condition or results of operations. Our cash, cash equivalents and short-term investments consist of highly liquid investments, including money market funds and corporate and bank obligations. We maintain these balances with counterparties with high credit ratings, and continually monitor the amount of credit exposure to any one issuer and diversify our investments in order to minimize our credit risk.
We believe that our existing sources of liquidity and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing, will be sufficient to fund operations, capital expenditures, acquisitions, research and development efforts and dividend payments in the immediate future and for at least the next twelve months.

	Nine Months Ended
	August 1, 2026	August 2, 2025
Net cash provided by operating activities	$3,844,515	$3,111,392
Net cash provided by operations as a % of revenue	36%	39%
Net cash used for investing activities	$(873,902)	$(1,096,216)
Net cash used for financing activities	$(3,304,149)	$(1,685,327)
The following changes contributed to the net change in cash and cash equivalents in the nine-month period ended August 1, 2026 as compared to the same period in fiscal 2025.
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The increase in cash provided by operating activities during the nine-month period ended August 1, 2026, as compared to the same period of the prior fiscal year, was mainly the result of higher net income adjusted for non-cash items.
Investing Activities
Investing cash flows generally consist of purchases and sales of property, plant and equipment; purchases, sales and maturities of available-for-sale investments; and acquisitions of other businesses. The change in investing cash flows during the nine-month period ended August 1, 2026, as compared to the same period of the prior fiscal year, was primarily the result of the acquisition of Empower Semiconductor, Inc. during the third quarter of fiscal 2026, partially offset by the net change in our available-for-sale investment portfolio.
Financing Activities
Financing cash flows generally consist of payments of dividends to stockholders, repurchases of common stock, issuances and repayments of debt and proceeds from the sale of shares of common stock pursuant to employee equity incentive plans. The change in cash used for financing activities during the nine-month period ended August 1, 2026, as compared to the same period of the prior fiscal year, was primarily the result of lower net proceeds from our debt obligations and higher common stock repurchases.
Working Capital

	August 1, 2026	November 1, 2025	$ Change	% Change
Accounts receivable	$2,389,577	$1,436,075	$953,502	66%
Days sales outstanding*	50	44
Inventory	$1,931,496	$1,656,323	$275,173	17%
Days cost of sales in inventory*	131	130
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
Current liabilities increased to $5.7 billion at August 1, 2026 as compared to $3.2 billion at the end of fiscal 2025 primarily due to the reclassification of $1.3 billion of debt due within one year to current liabilities as well as an increase in commercial paper notes and accrued liabilities, partially offset by a decrease in income taxes payable.
Debt
As of August 1, 2026, our debt obligations consisted of the following:

Principal Amount Outstanding
Commercial paper notes	$1,005,104
2026 Notes, due December 2026	900,000
2027 Notes, due June 2027	440,212
2028 Notes, due June 2028	850,000
2028 Notes, due October 2028	750,000
2030 Notes, due June 2030	650,000
2031 Notes, due October 2031	1,000,000
2032 Notes, due October 2032	300,000
2034 Notes, due April 2034	550,000
2036 Notes, due December 2036	144,278
2041 Notes, due October 2041	750,000
2045 Notes, due December 2045	332,587
2051 Notes, due October 2051	1,000,000
2054 Notes, due April 2054	550,000
Total debt	$9,222,181
The indentures governing our outstanding notes contain covenants that may limit our ability to: incur, create, assume or guarantee any debt for borrowed money secured by a lien upon a principal property; enter into sale and lease-back transactions with respect to a principal property; and consolidate with or merge into, or transfer or lease all or substantially all of our assets to, any other party. As of August 1, 2026, we were in compliance with these covenants.
Under our commercial paper program, we may issue short-term, unsecured commercial paper notes in amounts up to a maximum aggregate face amount of $3.0 billion outstanding at any time, with maturities of up to 397 days from the date of issuance. As of August 1, 2026, we had $1.0 billion of outstanding borrowings under the commercial paper program recorded in the Condensed Consolidated Balance Sheet. We intend to use the net proceeds of the commercial paper program for general corporate purposes, including without limitation, repayment of indebtedness, stock repurchases, acquisitions, capital expenditures and working capital.

Revolving Credit Agreements
Our Fourth Amended and Restated Revolving Credit Agreement entered into in April 2025 and our 364-Day Revolving Credit Agreement entered into in July 2026, each with Bank of America N.A. as administrative agent and the other banks identified therein as lenders, provide for a five-year and a 364-day unsecured revolving credit facility, respectively, in an aggregate principal amount not to exceed $6.0 billion, subject to certain terms and conditions.
We may borrow under the Revolving Credit Agreements in the future and use the proceeds for repayment of existing indebtedness, stock repurchases, acquisitions, capital expenditures, working capital and other lawful corporate purposes. The terms of the Revolving Credit Agreements impose restrictions on our ability to undertake certain transactions, to create certain liens on assets and to incur certain subsidiary indebtedness. In addition, the Revolving Credit Agreements contain interest coverage covenants which requires the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated interest charges to be greater than 3.0 to 1.0. As of August 1, 2026, we were in compliance with these covenants.
Stock Repurchase Program
As of August 1, 2026, our Board of Directors had authorized us to repurchase an aggregate of $26.7 billion of our common stock under our common stock repurchase program and $7.4 billion remained available for repurchases under the current authorized program. Repurchased shares are held as authorized but unissued shares of common stock. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when the full dollar amount of the authorization has been used to repurchase shares under the program. Future repurchases of common stock will be dependent upon our financial position, results of operations, outlook, liquidity and other factors we deem relevant.
Capital Expenditures
Net additions to property, plant and equipment were $392.7 million in the first nine months of fiscal 2026. We expect capital expenditures for fiscal 2026 to be between approximately 4% and 6% of fiscal 2026 revenue. These capital expenditures will be funded with a combination of cash on hand and cash expected to be generated from future operations, together with existing and anticipated available short- and long-term financing.
Dividends
On August 18, 2026, our Board of Directors declared a cash dividend of $1.10 per outstanding share of common stock. The dividend will be paid on September 15, 2026 to all shareholders of record at the close of business on September 1, 2026 and is expected to total approximately $533.0 million. We currently expect quarterly dividends to continue in future periods, although they remain subject to determination and declaration by our Board of Directors. The payment of future dividends, if any, will be based on several factors, including our financial performance, outlook and liquidity.
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
We are subject to market risks related to our financial instruments, including those identified in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2025, which was filed with the Securities and Exchange Commission on November 25, 2025. There were no material changes in the nine-month period ended August 1, 2026 to the information identified in the Annual Report on Form 10-K for the fiscal year ended November 1, 2025.

ITEM 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 1, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 1, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended August 1, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	Risk Factors
We are subject to a number of risks that could adversely affect our business, results of operations, financial condition and future prospects, including those identified in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 1, 2025, which was filed with the Securities and Exchange Commission on November 25, 2025 (the 2025 Form 10-K). Except for the risk factor set forth below, there have been no material changes from the factors disclosed in the 2025 Form 10-K.
Our computer systems and networks are subject to security breaches and other cyber incidents and a significant disruption in, or breach in security of, our information technology systems or certain products could materially and adversely affect our business or reputation.
We rely on information technology systems throughout our company to keep financial records and customer data, process orders, manage inventory, coordinate shipments to customers, maintain confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as internet connectivity, network communications and email. In addition, we provide our confidential and proprietary information to our strategic partners in certain cases, who maintain such information on their information technology systems. We have experienced cybersecurity attacks and incidents, such as the June 2026 incident and other cybersecurity events, some of which resulted in the exfiltration of files from certain affected systems. While our operations were not interrupted as a result of the June 2026 incident, and based on information currently known, we do not believe this incident is reasonably likely to materially impact our business, operations, or financial condition, our investigation into the nature and scope of the exfiltrated information remains ongoing. There is no assurance that our assessment will not change as additional facts emerge, that exfiltrated data will not be misused, or that we will not experience additional incidents in the future that may have a material impact on our business. As demonstrated by the June 2026 incident and other cybersecurity events, our security measures and those of our third-party service providers and strategic partners may not detect or prevent all security breaches, cyberattacks, defects, bugs or errors, and threat actors can be successful in gaining unauthorized access to our systems. We expect that we and our third-party service providers and strategic partners will continue to experience cybersecurity attacks and incidents in the future.
Geopolitical tensions and conflicts have escalated the volume and sophistication of cyberattacks. Because the tactics and techniques used by threat actors to obtain unauthorized access to or sabotage systems change frequently and, in some cases, are not recognized until they are launched or even later, we are unable to anticipate all such techniques and may not be able to implement adequate preventative measures in advance, such that security breaches could remain undetected for extended periods of time. Our use of artificial intelligence (AI) can also increase vulnerability to cybersecurity risks, including through unauthorized use or misuse of AI tools and bad inputs or logic or the introduction of malicious code incorporated into AI generated code. AI and machine learning are also used in certain cybersecurity attacks, improving or expanding the existing capabilities of threat actors in ways that can result in greater risks of security incidents and breaches.
We and our third-party service providers and strategic partners are subject to security breaches of information technology systems and certain products and other incidents such as unauthorized access, supply-chain attacks, exfiltration or destruction of data, disruption of service, viruses or other malicious code, illegal break-ins or hacking, sabotage, phishing attempts and other forms of social engineering, malware, ransomware and other forms of cyber extortion and similar events. These threats come from cybercriminals, cyberterrorists and hacktivists, nation-state and nation-state-supported actors (including advanced persistent threat intrusions) and computer hackers. They also can result from the malicious or accidental acts of our employees, contractors or third-party providers. Unauthorized access to, or a security breach of, our systems or those of our third-party service providers or strategic partners could disrupt our operations. As occurred in the June 2026 incident, such events can result in the exfiltration of data from our systems and could expose our proprietary information or that of our employees, contractors, partners, customers, suppliers or other third parties to misappropriation or misuse. In the event of a cybersecurity attack or incident such as the June 2026 incident, we may become subject to litigation and regulatory action, lose existing or potential customers, suffer reputational damage and incur other financial losses. We have incurred and expect to continue to incur costs in connection with our response to and remediation of cybersecurity incidents, and such costs and operational consequences may be significant. The continuing and evolving threat of cyberattacks has resulted in increased regulatory focus which requires us to invest significant additional resources to comply with evolving cybersecurity regulations. In addition, in 2023, the SEC adopted rules requiring an issuer to disclose whether a cybersecurity incident was determined to be "material," within four business days of such determination. Making such determinations is complex, requires a number of assumptions based on several factors, and must be made while investigations may still be ongoing and the full scope of an incident may not yet be known. The SEC may not agree with our determinations regarding the materiality of cybersecurity incidents, which could result in fines, civil litigation or damage to our reputation. In addition, certain incidents may require us to notify affected parties and applicable regulators in accordance with applicable law, and we may face regulatory scrutiny regarding the timeliness or adequacy of such notifications.
Our information technology systems and those of our third-party service providers and strategic partners are also susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. A prolonged disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers could result in the loss of sales and customers and significant incremental costs, which may adversely affect our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 3, 2026 through May 30, 2026	481,223	$409.52	477,910	$8,300,728,879
May 31, 2026 through June 27, 2026	1,213,369	$410.91	1,207,506	$7,804,646,847
June 28, 2026 through August 1, 2026	1,187,002	$380.29	1,181,548	$7,355,375,064
Total	2,881,594	$398.07	2,866,964	$7,355,375,064

(a)Includes an aggregate of 14,630 shares withheld by us from employees to satisfy employee tax obligations upon vesting of restricted stock units/awards granted to our employees under our equity compensation plans.
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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted or terminated by our directors or officers during the third quarter of fiscal 2026 that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (Rule 10b5-1 trading arrangement).

Name and Title	Action	Date of Adoption/ Termination	Duration of Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Richard C. Puccio, Jr., Executive Vice President and Chief Financial Officer	Adoption	May 21, 2026	Until February 16, 2027, or such earlier date upon which all transactions are completed or expire without execution	Sale of up to 14,292 shares
None of our officers or directors adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of fiscal 2026.

ITEM 6.	Exhibits

Exhibit No.	Description
10.1
Credit Agreement, dated as of July 2, 2026, among Analog Devices, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and each lender from time to time party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on July 2, 2026.

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

ANALOG DEVICES, INC.

Date: August 19, 2026	By:	/s/ Vincent Roche
Vincent Roche
Chief Executive Officer and Chair of the Board of Directors
(Principal Executive Officer)

Date: August 19, 2026	By:	/s/ Richard C. Puccio, Jr.
Richard C. Puccio, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)